Form 10KSB
period 2007-09-30
B2 HEALTH, INC.
filed 2008-01-24
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 333-145999

             B2 HEALTH,  INC.
 (Name of Small Business Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-4456503 I.R.S. Employer Identification number

     7750 N.  Union Blvd., # 201, Colorado Springs, CO  80920
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: 719-266-1544

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. *

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).  Yes [  ] No [ x ]

The Issuer's revenues for the fiscal year ended September 30, 2007 were $10,998.  As of January 21, 2008, the aggregate market value of the voting and non-voting common equity of the Issuer based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the Issuer was zero since there did not exist a public trading market for the shares on that date.  As of January 21, 2008, there were 567,500 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant incorporates by this reference the following:

PART IV - EXHIBITS

1.	Incorporated by reference from the Company's Registration Statement on Form SB-2 as filed with the Commission on September 11, 2007.

FORWARD LOOKING STATEMENTS

In General

       This Annual Report contains statements that plan for or anticipate the future.  In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like.  These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied.  For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the back and spine pain relief industries;

*	developments that make our Backroller less competitive;

*	changes in our business strategies;

*	the level of demand for our products; and

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

ITEM 1.       DESCRIPTION OF BUSINESS

The Company

     B2 Health, Inc. (the “Company” or “B2 Health”) was formed and registered as a Delaware corporation on March 8, 2006.  B2 Health was created to bring premium intersegmental traction beds to the healthcare industry by use of its BackrollerTM.  B2 Health operates through its wholly-owned subsidiary, Back 2 Health, Ltd., a Colorado corporation.

Business Overview

     We are a medical device company focused on the design, development, manufacturing and marketing of what we believe to be technologically-advanced motorized physical therapy treatment beds for a broad range of back and spinal medical indications.  Our principal product is the Backroller Intersegmental Traction Bed (the “Backroller”).  The Backroller passively exercises spinal muscles and massages paraspinal muscles and tissue, thus providing trainers, physical therapists, doctors, chiropractors and individuals an extremely effective way to relieve back and spinal pain.

     The actions of the Backroller are designed to be helpful in:

•

Relieving back pain or stiffness

•

Providing muscular massage

•

Improving spinal mobility and muscle flexibility

•

Providing linear muscle traction of spine

•

Reliving fatigue, tiredness and tension

•

Improving spinal range of motion

•

Offers better sleep all night long

•

Reducing painful “knots” in the back muscles

•

Contributing to total body relaxation

     The Backroller is easy to use, having been engineered with a variety of user friendly features, including touch screen technology.  It is fully automated and designed with firmware technology and memory for ease of future software upgrades.  We believe the traditional benefits of decompression therapy through traction combined with the actions of the Backroller will enable trainers, physical therapists, doctors, chiropractors and other health service providers to offer an effective pain relieving therapy, while at the same time, generating increased income.

     We sell the Backroller through a network of local and regional third-party wholesale distributors, including independent medical supply and service organizations.  Currently, our greatest demand for the Backroller currently stems from practitioners in the chiropractic, osteopathic and therapeutic fields, as well as from traditional medical doctors.

Market Opportunity

     While we have not conducted any formal market studies, we believe that changing attitudes about alternative, non-invasive health care practices, combined with the rapidly expanding older population, contribute to a robust market opportunity for the Backroller.  Trainers, physical therapists, doctors, chiropractors, and others in the pain management and relief community, can use the Backroller as a highly effective form of back and spine pain management.  Placement opportunities for the Backroller should be particularly good in acute hospital, rehabilitation, and orthopedic settings, because the elderly receive the most treatment in these settings. The growing elderly population is particularly vulnerable to chronic and debilitating conditions that require therapeutic services.  Also, the baby-boom generation is entering the prime age for heart attacks and strokes, increasing the demand for cardiac and physical rehabilitation.

     The Backroller can be supplied directly to chiropractors, physical therapists, physicians, trainers, hospitals and nursing homes.  According to the latest available figures from the Bureau of Labor Statistics (www.bls.gov) (the “BLS”), there were roughly 53,000 practicing chiropractors in the United States in 2004.  Employment of chiropractors is expected to grow through at least 2014 as consumer demand for alternative health care grows.  Because chiropractors emphasize the importance of healthy lifestyles and do not prescribe drugs or perform surgery, chiropractic care is appealing to many health-conscious Americans.  Additionally, chiropractic treatment of the back, neck, extremities, and joints has become more widely accepted.

     The latest available data from the BLS estimates that physical therapists held roughly 155,000 jobs in 2004, and they expect this number to increase as growth in the number of individuals with disabilities or limited function spurs demand for therapy services.  Physicians and surgeons held about 567,000 jobs in 2004; approximately 60% of salaried physicians and surgeons were in offices of physicians, and 16% were employed by private hospitals.  Additionally, there are over 15,400 nursing homes and 5,000 hospitals in the United States.  As the United States population ages, we believe the healthcare market for traction beds will continue to grow.  These factors, combined with widespread interest in alternative, non-invasive health promotion, contribute to a market opportunity for the Backroller.

Business Strategy, Marketing and Distribution

     We believe we are well-positioned for growth in our target markets.  Our sales and marketing strategy is based upon the following considerations:

•

Superior Product Offering.  Our proprietary Backroller contours to the body more naturally and provides better spinal alignment, reduced pressure points, and greater relief of lower back and neck pain than traditional traction beds.  Our innovative product and quality design and craftsmanship distinguishes us from the major manufacturers of intersegmental traction beds in the United States, which we believe offer generally similar products and must compete primarily on price.

•

Significant Growth Opportunities.  We believe we have significant growth opportunities because we have penetrated only a small percentage of our addressable market.  Furthermore, we have recently engaged independent distributors to reach a greater number of consumers and increase our brand awareness.

Based on our strategic initiatives, we are focusing our resources in the following areas:

•

Improving sales and distribution of the Backroller domestically through strengthened relationships with distributors, particularly the high-volume specialty distributors.  We currently have distributor relationships with Med1, based in Denver, CO, an online distributor of medical equipment and supplies; BCK Sales, based out of Denver, Colorado, a distributor of exercise and rehabilitation equipment; and Southwest Medical Supply based out of Phoenix, Arizona.  Med1 has been responsible for 75% of our sales to date.

•

Seeking strategic partnerships to expand our product offerings in the back and spine pain management market.

•

Increasing our brand awareness through targeted marketing and advertising campaigns that further associate our brand name with better back and spine pain management and premium quality products.  These campaigns will consist of emails, direct mailings and participation in medical device and chiropractic conventions.  We also have an interactive website that facilitates brand awareness and direct sales.

•

Continued development of the high quality Backroller design.  See www.back2healthltd.com.

Warranty Policy

     We will provide a standard limited lifetime warranty for the Backrollers primarily covering parts and labor to repair or replace defective components.  We plan to establish reserves for estimated product warranty costs.  These reserves will be based on a historical warranty experience during fiscal year 2007.  As we have only recently begun product sales, we do not have any current product warranty issues.

Competition

     The primary competition in the intersegmental traction bed market is from domestic manufacturers including LSI International and Verteflex, with our main competition coming from Verteflex.  The Backroller offers more features, is easier to use, and comes with a lower price point than any comparable product distributed by Verteflex.  LSI International competes primarily on price, offering a product designed with fewer features and lower quality craftsmanship.  We believe we compete based on our technological sophistication and product quality.  In addition, our products target a lower selling price than the products of our competitors and we offer a limited lifetime warranty, a broader warranty than our competitors.

Intellectual Property

     We have been issued a federal trademark registration for the trademark “Backroller”.

     We regard our development technology and proprietary know-how and assets as being very valuable to us, but we have no patent protection to date. We do not expect to obtain any significant patent protection, however, and we intend to rely primarily upon a combination of trade secrets and confidentiality agreements to protect our intellectual property.

     There is no assurance that any measures taken by us to protect our intellectual property will be sufficient or that such property will provide us with any competitive advantage. Competitors may be able to copy valuable features of our products or to obtain information we regard as a trade secret. We are currently not aware of any claims of infringement against us regarding our Backroller or intellectual property rights.

Governmental Regulation

     In the United States, the Federal Drug Administration (the “FDA”) is responsible for regulating firms who manufacture, repackage, relabel, and/or import medical devices sold in the United States.  The Medical Device Amendments of 1976 (the “1976 Act”) gives specific authority to the FDA to regulate the safety and effectiveness of medical devices.  Under the 1976 Act, the FDA classifies a medical device into one of three categories (Class I, II, and III) based on the device’s risk and known facts about the device.  The device classification sets the regulatory requirements for each medical device, with regulatory controls increasing from Class 1 to Class III devices.  The Backroller, as a Class I device, because it is a non-invasive device, is exempt from pre-market notification under section 510(k) of the 1976 Act.   Class I devices are generally lower risk products for which sufficient information exists establishing that general regulatory controls provide reasonable assurance of safety and effectiveness.   Most Class I devices are exempt from the requirement for pre-market notification under section 510(k) of the Federal Food, Drug, and Cosmetic Act.  Failure to comply with applicable FDA regulatory requirements may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.  Any such action by the FDA could materially adversely affect our ability to successfully market our products.

     Advertising and other forms of promotion and methods of marketing of the products are subject to regulation by the Federal Trade Commission ("FTC") under the Federal Trade Commission Act ("FTC Act").  Section 5 of the FTC Act prohibits unfair methods of competition and unfair or deceptive acts or practices in or affecting commerce.  Section 12 of the FTC Act provides that the dissemination or the causing to be disseminated of any false advertisement pertaining to, among other things, drugs, cosmetics, devices or foods, is an unfair or deceptive act or practice.  Pursuant to this FTC requirement, we are required to have adequate substantiation for all advertising claims made about our products. The type of substantiation required depends upon the product claims made.

     If the FTC has reason to believe the law is being violated (e.g., the manufacturer or distributor does not possess adequate substantiation for product claims), it can initiate an enforcement action.  The FTC has a variety of processes and remedies available to it for enforcement, both administratively and judicially, including compulsory process authority, cease and desist orders, and injunctions.  FTC enforcement could result in orders requiring, among other things, limits on advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as may be deemed necessary.  Violation of such orders could result in substantial fines or other penalties.

     We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future.  They could include, however, requirements for the reformulation of certain products to meet new standards, the recall or discontinuance of certain products, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and additional scientific substantiation.

Research and Development

     Our research and development team is lead by Mr. Rusty Munn, manufacturing designer of the Backroller, and John B. Quam, our President.  We will use market input to develop products that solve specific problems as well as provide superior benefits to end-users.

Employees

       As of January 21, 2008, we had a total of one (1) part-time employee.  The part-time employee is John B. Quam.  Currently, Mr. Quam devotes 80% of his time to the day-to-day operations of the Company.  Given adequate capital, we would like to hire additional marketing and sales personnel.

Corporate Contact Information

     Our principal executive offices are located at 7750 N. Union Blvd., Suite 201, Colorado Springs, Colorado 80920, and our telephone number at that address is (719) 266-1544.  Our website address is http://www.back2healthltd.com.  The reference to this website address does not constitute incorporation by reference of the information contained therein.  We have included our web site address as a factual reference and do not intend it to be an active link to our web site.

Consultants

     The Company has no consultants.

ITEM 2.        DESCRIPTION OF PROPERTY

     While our mailing address is that of one of our directors, Mr. Overturf, we in fact do not presently maintain executive offices at any location.

     Our inventory of completed but unsold Backrollers is warehoused with Med1, one of our distributors.  Med1 will add a fee on each unit shipped to a designated customer as compensation for the warehousing service.

ITEM 3.        LEGAL PROCEEDINGS

       There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

There currently exists no public trading market for our securities.  We do not intend to develop a public trading market until our offering has terminated.  There can be no assurance that a public trading market will develop at that time or be sustained in the future.  Without an active public trading market, you may not be able to liquidate your investment without considerable delay, if at all.  If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations.  Factors we discuss in this prospectus, including the many risks associated with an investment in us, may have a significant impact on the market price of our common stock.  Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

Upon completion of this offering, we intend to apply to have our common stock quoted on the OTC Bulletin Board.  No trading symbol has yet been assigned.

Rules Governing Low-Price Stocks that May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions.  Our common stock may be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks".  Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities.  The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock.  In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt.  A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities.  Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the date of this prospectus, we have seven (7) shareholders of record of the Company’s common stock.

Rule 144 Shares

A total of 505,000 shares of the common stock are available for resale by our shareholders to the public.   In the future, we may issue shares without registration under the Securities Act in reliance upon exemptions from the registration requirements of the Securities Act, in which event those shares would be deemed “restricted securities” and may, in the future, become eligible for resale under Rule 144.

Effective February 15, 2008, the SEC has amended Rule 144 as part of its efforts to facilitate public and private capital raising and ease disclosure requirements, particularly for smaller companies but also for large public companies.  Under Rule 144, as amended, a non-affiliate of an issuer is eligible to resell restricted securities after they have been owned for six months without regard to the former rules related to manner of sale, volume limitations and the requirement to file a Form 144 with the SEC.  After a non-affiliate has owned restricted securities for one year, the amended Rule 144 eliminates the requirement that the issuer have current public information available.

Under the amended Rule 144, affiliates of an issuer may resell restricted securities after the applicable six month holding period but continue to be subject to the current public information, volume limitation, manner of sale and Form 144 filing requirements.  However, the manner of sale has been amended to permit resales through “risk list principal transactions”, as well as “broker’s transactions”.  The revised Rule 144 also eliminates the manner of sale requirements for resale of debt securities by affiliates and increases the volume limitations for resales of debt securities by affiliates to an amount not to exceed 10% of a particular tranche that such debt securities were issued under in any three-month period.

Dividends.

We have not paid any dividends to our shareholders.  There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. Delaware General Corporation Law, however, prohibits us from declaring dividends where, after giving effect to the distribution of the dividend, we would not be able to pay our debts as they become due in the usual course of business; or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

          1.           In June 2006, we sold to three non-affiliated investors and two affiliated investors an aggregate of 250,000 shares of common stock in consideration of $2,500, consisting of $2,500 in cash. The investors were of Harlan B. Munn III, Glynn Hopkins II, John B. Quam, Stephen G. Calandrella, and John R. Overturf, Jr.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

          2.           In June 2006, we also issued to one non-affiliated investor and one non-affiliated investor an aggregate of 250,000 shares for total consideration of $100,000. The investors were Stephen G. Calandrella, and John R. Overturf, Jr.  Each investor executed a subscription agreement attesting that he/she/it qualified as an "accredited investor" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters that their were capable of evaluating the merits and risks of the investment.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

         3.           In April, 2007, we issued to our two directors, 2,500 shares each in consideration of services to the Company valued at $.0001 per share.  Each of the subscribers qualified as a “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act.  The securities, which were taken for investment purposes and were subject to appropriate transfer restrictions and restrictive legend, were issued without registration under the Securities Act in reliance upon the exemption set forth in Section 4(2) of the Securities Act.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, changes in gaming laws or regulations (including the legalization of gaming in various jurisdictions) and risks related to development and construction activities.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

     B2 Health, Inc. (the “Company” or “B2 Health”) was formed and registered as a Delaware corporation on March 8, 2006.  B2 Health was created to bring premium intersegmental traction beds to the healthcare industry by use of its BackrollerTM.  B2 Health operates through its wholly-owned subsidiary, Back 2 Health, Ltd., a Colorado corporation.  We completed our first Backroller sales in March, 2007.

     B2 Health offers its Backroller primarily through a number of regional distributors located throughout the United States.  We chose to market our product though distributors to increase our market reach and achieve faster market penetration.

Plan of Operation

     Following completion of our pending direct public offering, we hope to increase production, increase sales and reduce our operating losses, although there is no assurance that we can achieve these goals.  We still face operational challenges to increase our sales and production levels.  The following are the key issues and challenges facing the Company:

*

Production Planning.   It is difficult to project future sales and, as a result, we may have to delay orders or only fill partial orders.  We plan to maintain a revolving inventory so that in the event of rapid increases in sales, we can quickly supply the demand.

*

Lack of Marketing Materials.  We have very limited marketing budgets and are not yet competitive with others in the medical device industry marketing in the amount and quality of marketing materials needed to support our distribution network.

*

Availability of Distributor Agreements and Brand Recognition.   Because we are a new entrant in the industry, we must build brand recognition and stimulate demand through our network of independent, third-party distributors.  While we have informal agreements with two independent sales organizations that deal specifically in the medical device industry, these arrangements are terminable without prior notice.

*	Continued Operating Losses. Our history of operating losses makes it difficult to raise capital for our working capital needs.

     Our direct public offering of common stock as discussed below is critical to our future success to improve our working capital.  We believe sales can be increased with increased market penetration of the Backroller, and the creation of new brands and products, although there can be no assurance that our increased focus on marketing will be successful. Investors should not place any certainty upon our business plan.  An increase in net sales and gross profits, if achieved, can reduce net losses only if other operating expenses can be managed effectively. Specifically, general, administration and marketing levels can be increased only as net sales and gross profits increase.  There is no guarantee that we will be able to achieve this plan.

     The following discussion and analysis has been based on a short operating history and should be read in conjunction with our Financial Statements and Notes thereto included herein.

Liquidity and Capital Resources

     As of September 30, 2006, we had a working capital of $64,034 and stockholders’ equity of $74,034, compared with working capital of $9,713 and stockholders’ equity of $44,452 as of September 30, 2007.  The Company’s working capital and stockholder’s equity decreased during this time period due to our losses from current operations.

     We are currently planning a stock offering for up to 500,000 shares of its common stock. The offering will be conducted on a 200,000 share minimum, 500,000 share maximum, best efforts, and all-or-none basis at an offering price of $1.00 per share. Each investor must purchase a minimum of 500 shares, for a minimum investment of $500. The costs of this offering through September 30, 2007 amounted to $34,739. This amount will reduce the offering proceeds if the offering is successful, or will be deducted as part of operations if the offering is unsuccessful.

     The net proceeds of the minimum offering in our pending direct public offering should satisfy our working capital requirements for approximately six months; if the maximum offering is sold, the proceeds should be sufficient to satisfy our working capital needs for 12 months, assuming present levels of operations.  Other than our revolving credit facility discussed below, we have no commitments, understandings or arrangements for any additional working capital.  If this offering is not successful, or if we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or our long-term liquidity.

     We estimate that we may require as much as approximately $400,000 over the next twelve (12) months to fully implement our existing business plan.  We may require additional funds over the next three years to assist in realizing our goals.  The amount and timing of additional funds required will be dependant on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs from sales of common stock and draws against its revolving credit facility.  We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

     In April, 2007, we entered into a Credit Agreement with one of our directors, John Overturf, Jr.  Under the terms of the Credit Agreement, we may borrow up to $50,000 which is repayable together with interest at the rate of 10% per annum.  At Mr. Overturf’s option, advances under the Credit Agreement are repayable either in shares of our common stock, valued at $0.50 per share, or in cash.  In addition, Mr. Overturf will receive a financing fee of ten shares of common stock for every $1,000 in maximum loan balance drawn under the Credit Agreement.  Our obligation to repay advances under the Credit Agreement is secured by a Security Agreement covering all of our tangible and intangible assets.  At September 30, 2007 we have borrowed $15,000 under this Credit Agreement.

Overview of Product Distribution

     Our primary method of distribution is through a network of independent local and regional distributors, whose principal business is the distribution of medical devices and, in some cases, other traction beds, and who traditionally have distribution relationships with other medical device developers.  We have no long-term commitments with or from any distributor.  When not available for local or regional distribution, we plan to deliver the Backroller via independent shipping companies.  Our website is used as an advertising channel for the Backroller and is listed in all of the local and regional internet directories.

     We have historically operated with no backlog and, therefore, our ability to predict sales for future periods is limited.

Certain Considerations: Issues and Uncertainties

     We do not provide forecasts of future financial performance or sales volume, although the offering prospectus contains certain other types of forward-looking statements that involve risks and uncertainties.  Those risks and uncertainties are discussed more fully in the section of the prospectus titled "Risk Factors" and “Forward Looking Statements.”

Sources of Working Capital

     From our inception on March 8, 2006 through September 30, 2007, our primary sources of working capital have come from sale of equity securities and short-term borrowings under our Credit Agreement.

Material Commitments for Capital Expenditures

     Under our current arrangement with our OEM manufacturer, we order Backroller traction beds in increments of 25 units.  Depending upon the size, configuration and features, these units will cost between $45,000 and $55,000.  Payment to our OEM manufacturer is due on a net thirty day basis.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements.

Results of Operations – Period from Inception (March 8, 2006) to September 30, 2007

     From our inception on March 8, 2006 to September 30, 2007, B2 Health had a net loss of $(60,548), or $(0.07) per share, of which $(28,466) was incurred from the period of inception through September 30, 2006.  The net losses reflect our ongoing general and administrative costs and low sales volumes from our inception through September 30, 2007.

     We contract with an OEM to manufacture our Backroller.  As we have no long term manufacturing commitments or arrangements, nor have we developed a pricing strategy beyond our current introductory pricing, we do not believe that the product gross margins reported for the nine months ended September 30, 2007 are reflective of future operations.  Our future operating plans include purchasing of product in larger lots which we believe will reduce the manufacturing costs, and combined with a long-term pricing strategy will enhance our future gross margins.  However, there can be no assurance that we will obtain sufficient operating capital to execute our marketing and production plans discussed elsewhere in this report, nor can there be assurance that planned marketing efforts will result in increasing demand for our product to levels sufficient to realize manufacturing efficiencies.

     Our operating expenses consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, as well as operating expenses associated with the day to day operations of the company.  Our current cash requirements for our daily ongoing operations are approximately $3,000 per month, which to date we have paid principally out of working capital derived from sales of equity securities and short-term borrowing.  There can be no assurance that we will receive sufficient funding from such sources to continue to fund our current operations and continue to execute our business plans.

     We have also incurred deferred offering costs of $32,739 in connection with our pending public offering.  This amount will reduce the offering proceeds if the offering is successful, or will be deducted as part of operations if the offering is unsuccessful.

Critical Accounting Policies And Estimates

     In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the preceeding discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results.  We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Recent Accounting Pronouncements

     In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

     In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

     In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management believes adoption of SFAS No. 157 will not have a material impact on the Company’s financial statements.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108.  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2007

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Ronald R. Chadwick, PC

2.	Balance Sheet as of September 30, 2007

3.	Statements of Operations for the Periods Ended September 30, 2007 and 2006

4.	Statements of Stockholders' Equity for the Years Ended September 30, 2007 and 2006

5.	Statements of Cash Flows for the Periods Ended September 30, 2007 and 2006

6.	Notes to Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

B2 Health, Inc.

Colorado Springs, Colorado

I have audited the accompanying consolidated balance sheet of B2 Health, Inc., a development stage company, as of September 30, 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for the period from March 8, 2006 (inception) through September 30, 2006, the year ended September 30, 2007 and for the period from March 8, 2006 (inception) through September 30, 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B2 Health, Inc. as of September 30, 2007, and the consolidated results of its operations and its cash flows for the period from March 8, 2006 (inception) through September 30, 2006, the year ended September 30, 2007 and for the period from March 8, 2006 (inception) through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has incurred losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

/s/ Ronald R. Chadwick

January 14, 2008

RONALD R. CHADWICK, P.C.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
September 30, 2007

ASSETS

Current assets
Cash	$ 1,900
Inventory	32,201
Total current assets	34,101

Deferred offering costs	34,739
34,739

Total Assets	$ 68,840

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 8,735
Note payable - related party	15,000
Accrued interest payable	653
Total current liabilities	24,388

Total Liabilities	24,388

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
567,500 shares issued and 505,000 outstanding	57
Additional paid in capital	129,943
Treasury stock at cost (62,500 shares)	(25,000)
Deficit accumulated during the development stage	(60,548)

Total Stockholders' Equity	44,452

Total Liabilities and Stockholders' Equity	$ 68,840

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	March 8, 2006		March 8, 2006
	(Inception)	Year	(Inception)
	Through	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

Sales	$ -	$ 10,998	$ 10,998
Cost of goods sold		10,734	10,734

Gross profit	-	264	264

Operating expenses:
General and administrative	28,466	31,693	60,159
	28,466	31,693	60,159

Gain (loss) from operations	(28,466)	(31,429)	(59,895)

Other income (expense):
Interest expense	-	(653)	(653)
	-	(653)	(653)

Income (loss) before provision for income taxes	(28,466)	(32,082)	(60,548)

Provision for income tax	-	-	-

Net income (loss)	$ (28,466)	$ (32,082)	$ (60,548)

Net income (loss) per share
(Basic and fully diluted)	$ (0.07)	$ (0.06)

Weighted average number of
common shares outstanding	430,357	502,083

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Deficit
					Accum.
					During the	Stock-
	Common Stock		Paid In	Treasury	Development	holders'
	Shares	Amount	Capital	Stock	Stage	Equity

Balances at March 8, 2006	-	$ -	$ -	$ -	$ -	$ -

Sales of common stock	562,500	56	127,444			127,500

Repurchase of 62,500 shares
into treasury at cost from
a related party				(25,000)		(25,000)

Gain (loss) for the period					(28,466)	(28,466)

Balances at September 30, 2006	562,500	$ 56	$127,444	$(25,000)	$(28,466)	$ 74,034

Compensatory stock issuances	5,000	1	2,499			2,500

Gain (loss) for the period					(32,082)	(32,082)

Balances at September 30, 2007	567,500	57	129,943	(25,000)	(60,548)	44,452

B2 HEALTH, INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS

	March 8, 2006		March 8, 2006
	(Inception)	Year	(Inception)
	Through	Ended	Through
	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007
Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (28,466)	$ (32,082)	$ (60,548)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Compensatory stock issuances		2,500	2,500
Inventory		(32,201)	(32,201)
Accounts payable	4,340	4,395	8,735
Accrued interest payable		653	653

Net cash provided by (used for)
operating activities	(24,126)	(56,735)	(80,861)

Cash Flows From Investing Activities:
Deferred offering costs	(10,000)	(24,739)	(34,739)
Treasury stock purchase	(25,000)		(25,000)
Net cash provided by (used for)
investing activities	(35,000)	(24,739)	(59,739)

Cash Flows From Financing Activities:
Notes payable – borrowings		15,000	15,000
Sales of common stock	127,500		127,500
Net cash provided by (used for)
financing activities	127,500	15,000	142,500

Net Increase (Decrease) In Cash	68,374	(66,474)	1,900

Cash At The Beginning Of The Period	-	68,374	-

Cash At The End Of The Period	$ 68,374	$ 1,900	$ 1,900

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the “Company”), was incorporated in the State of Delaware on March 8, 2006. The Company plans to design and manufacture specialized chiropractic tables. The Company is currently in the development stage and has no significant operations to date.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of B2 Health, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

Inventories, consisting of customized chiropractic beds, are stated at the lower of cost or

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. The Company has adopted the provisions of SFAS No. 155, which are effective in general for financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In March 2006, the FASB issued SFAS No. 156 "Accounting for Servicing of Financial

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The Company has adopted the provisions of SFAS No. 156, which are effective in general for an entity's fiscal year beginning after September 15, 2006. The adoption did not have a material effect on the results of operations of the Company.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management believes adoption of SFAS No. 157 will not have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108.  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2006	September 30, 2007
Deferred tax liability	$ -	$ -
Deferred tax asset arising from:
Net operating loss carryforwards	5,693	12,110
	5,693	12,110
Valuation allowance	(5,693)	(12,110)

Net Deferred Taxes	$ -	$ -

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30, 2006	September 30, 2007

Tax at federal statutory rate (15%)	$ (4,720)	$ (4,812)
State income tax (5%)	(1,423)	(1,604)
Book to tax differences	-	-
Change in valuation allowance	5,693	6,416

	$ -	$ -

NOTE 3.  RELATED PARTY TRANSACTIONS

In 2007 the Company issued 5,000 common shares to officers for management services valued at $2,500.

NOTE 4. NOTES PAYABLE

At September 30, 2007 the Company had a $15,000 note payable outstanding to a related party individual, collateralized by Company assets, bearing interest at 10% per annum, with principal and interest due December 31, 2007. The note is convertible, although the Company has not set

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

specific conversion terms. Interest expense incurred under the note in fiscal year 2007 was $653, with accrued interest payable at September 30, 2007 in the same amount.

NOTE 5.  GOING CONCERN

The Company has suffered recurring losses from operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

NOTE 6.  STOCK OFFERING

The Company is currently undertaking a direct public offering for up to 500,000 shares of its common stock. The offering will be conducted on a 200,000 share minimum, 500,000 share maximum, best efforts, and all-or-none basis at an offering price of $1.00 per share.  The offering is being conducted under a Registration Statement on Form SB-2 that was declared effective by the SEC on October 30, 2007.  Each investor must purchase a minimum of 500 shares, for a minimum investment of $500. The costs of this offering through September 30, 2007 amounted to $34,739. This amount will reduce the offering proceeds if the offering is successful, or will be deducted as part of operations if the offering is unsuccessful.

ITEM 8	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.     CONTROLS AND PROCEDURES

a)

The Company's Principal Executive Officer and Principal Financial Officer has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.

b)

There has been no change in our internal control over financial reporting during the fourth quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our principal executive and financial officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer has determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John B. Quam	43	President and Director

John Overturf, Jr.	46	Director

________________________________

John Bernett Quam, age 43, has been the President of B2 Health, Inc. since its inception on March 8, 2006.  When not engaged in the business of the Company, he maintains his position as Director of Sales with Charles Jacquin Liquor Distiller, where he has been employed since August of 1994 and is paid a monthly salary of approximately $11,500.  He was President and Chief Executive Officer of New World Publishing from June 1996 to April 1999.  He also served as a member on the Board of Directors for New World Publishing from June 1996 to April 1999.  Mr. Quam attended the University of Colorado, where he received a Bachelor’s of Science degree in Earth Sciences.

John Overturf, Jr, age 46, has been a Director of B2 Health, Inc. since its inception on March 8, 2006.  He currently serves as President of three companies: Combined Penny Stock Fund (OTCBB: PENY) since 1999; R.O.I., Inc., a private investment company, since 1985; and Prospector Capital, a private publishing company, since 2002.  He also serves as a Director of Combined Penny Stock Fund and BioSource International (NASDAQ: BIOI) since 1993.  He served as Director for OnSource Corporation in 2004.  He received a degree in Finance from the University of Northern Colorado.

     During the last five years none of our directors or officers have:

a.

had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

b.	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

c.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

d.

been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Our executive officers are elected annually at the annual meeting of our Board of Directors held after each annual meeting of shareholders.  Our directors are elected annually at the annual meeting of our shareholders.  Each director and executive officer will hold office until his successor is duly elected and qualified, until his resignation or until he shall be removed in the manner provided by our by-laws.

There do not exist any family relationships among our directors.  Additionally, there do not exist any arrangements or understandings between any director and any other person pursuant to which any director was elected as such.

Indemnification and Limitation on Liability of Directors

       Our certificate of incorporation limits the liability of a director for monetary damages for his conduct as a director, except for:

*	Any breach of the duty of loyalty to us or our stockholders,

*	Acts or omissions not in good faith or that involved intentional misconduct or a knowing violation of law,

*	Dividends or other distributions of corporate assets from which the director derives an improper personal benefit.

*	Liability under federal securities law

The effect of these provisions is to eliminate our right and the right of our stockholders (through stockholder's derivative suits on our behalf) to recover monetary damages against a director for breach of his fiduciary duty of care as a director, except for the acts described above.  These provisions do not limit or eliminate our right or the right of a stockholder to seek non-monetary relief, such as an injunction or rescission, in the event of a breach of a director's duty of care.

Our certificate of incorporation also provides that we shall indemnify, to the full extent permitted by Delaware law, any of our directors, officers, employees or agents who are made, or threatened to be made, a party to a proceeding by reason of the fact that he or she is or was one of our directors, officers, employees or agents.  The indemnification is against judgments, penalties, fines, settlements, and reasonable expenses incurred by the person in connection with the proceeding if certain standards are met.  Insofar as indemnification for liabilities arising under the

Securities Act of 1933 may be permitted to our directors, officers and controlling persons in accordance with these provisions, or otherwise, we have been advised that, in the opinion of the SEC, indemnification for liabilities arising under the Securities Act of 1933 is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Compliance with Section 16(a) of the Exchange Act

Under the Securities Laws of the United States, the Company's Directors, its Executive (and certain other) Officers, and any persons holding more than ten percent (10%) of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the Securities and Exchange Commission.  Specific due dates for these reports have been established and the Company is required to report in this report any failure to file by these dates.  All of these filing requirements were satisfied by its Officers, Directors, and ten- percent holders.  In making these statements, the Company has relied on the written representation of its Directors and Officers or copies of the reports that they have filed with the Commission.

ITEM 10.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2007 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2008, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

Role of Executive Officers in Compensation Decisions. The Board makes all compensation decisions for the CEO and the CFO. Decisions regarding the compensation of other employees are made by the CEO and CFO in consultation with the Board. In this regard, the CEO and CFO provide the Board evaluations of executive performance, business goals and objectives and recommendations regarding salary levels and equity awards.

Market-Based Compensation Strategy.  The Board adopted the following market-based compensation strategy:

*

Pay levels are evaluated and calibrated relative to other companies of comparable size operating in the business information systems industry (the “Peer Group”) as the primary market reference point. In addition, general industry data is reviewed as an additional market reference and to ensure robust competitive data.

*	Target total direct compensation (target total cash compensation plus the annualized expected value of long-term incentives) levels for NEOs are calibrated relative to the Peer Group.

*	Base salary and target total cash compensation levels (base salary plus target annual incentive) for NEOs are calibrated to the Peer Group.

*	The long-term incentive component of the executive compensation program is discretionary and viewed in light of the target total direct compensation level.

The Board retains discretion, however, to vary compensation above or below the targeted percentile based upon each NEO’s experience, responsibilities and performance.

Total Direct Compensation

Our objective is to target total direct compensation, consisting of cash salary, cash bonus and long term equity compensation at levels consistent with the surveyed companies, if specified corporate and business unit performance metrics and individual performance objectives are met. We selected this target for compensation to remain competitive in attracting and retaining talented executives. Many of our competitors are significantly larger and have financial resources greater than our own. The competition for experienced, technically proficient executive talent in the industry is currently particularly acute, as companies seek to draw from a limited pool of such executives.

We structure total direct compensation to the named executive officers so that some of this compensation is delivered in the form of equity awards in order to provide incentives to work toward long-term profitable growth that will enhance stockholder returns. We also structure their cash compensation so that a significant portion is at risk under the cash bonus plan, payable based on corporate, business unit and individual performance. In the following sections, we further detail each component of total direct compensation.

Components of Compensation. For the year ended September 30, 2007, the CEO received a base salary of $4,000 per month.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

The following tables and discussion set forth information with respect to all plan and non-plan compensation awarded to, earned by or paid to the Chief Executive Officer ("CEO"), and the Company's four (4) most highly compensated executive officers other than the CEO, for all services rendered in all capacities to the Company and its subsidiaries for each of the Company's last three (3) completed fiscal years; provided, however, that no disclosure has been made for any executive officer, other than the CEO, whose total annual salary and bonus does not exceed $100,000.

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our President for the period ending December 31, 2006.  No other executive officer received total annual salary and bonus of at least $100,000 during that period.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John. B. Quam; President	2007	$48,000	-0-	-0-	-0-	-0-	-0-	-0-	$48,000

Our President, Mr. Quam, was our only salaried executive officer.  He was compensated at the rate of $48,000 per year for his part-time service as President of the Company.  Mr. Quam devotes approximately 80% of his time and attention to the business of the Company.  Beginning May, 2007, Mr. Quam agreed to waive his base salary until the Company has sufficient working capital to pay it.

No executive officer will receive perquisites and other personal benefits which, in the aggregate, exceed the lesser of either $50,000 or 10% of the total of annual salary and bonus paid during the fiscal year.

The following table sets forth summary information related to director compensation during the last completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John B. Quam; Director and President	0	2,500	0	0	0	0	2,500
John Overturf, Jr.; Director	0	2,500	0	0	0	0	2,500

Board Meeting and Compensation

During the fiscal year ended September 30, 2007 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  During fiscal 2007, each Director was awarded 2,500 shares of common Stock for his services as a Director.

During fiscal 2007 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

Audit Committee

The Board as a whole serves as the audit committee.  No Director would qualify as an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation SB.

Mr. Quam would not be deemed to be "independent" within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, an audit committee member is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

During the fiscal year ended September 30, 2007, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

-	reviews with management, the internal auditors and the independent auditors policies and procedures with respect to internal controls;

-	reviews significant accounting matters;

-	approves any significant changes in accounting principles of financial reporting practices;

-	reviews independent auditor services; and

-	recommends to the board of directors the firm of independent auditors to audit our consolidated financial statements.

In addition to its regular activities, the committee is available to meet with the independent accountants, controller or internal auditor whenever a special situation arises.

The Audit Committee of the Board of Directors will adopt a written charter, which when adopted will be filed with the Commission.

Compensation Advisory Committee

The composition of the compensation advisory committee has not been determined.

The compensation advisory committee did not meet during fiscal 2007.  The compensation advisory committee:

-

recommends to the board of directors the compensation and cash bonus opportunities based on the achievement of objectives set by the compensation advisory committee with respect to our chairman of the board and president, our chief executive officer and the other executive officers;

-	administers our compensation plans for the same executives;

-	determines equity compensation for all employees;

-	reviews and approves the cash compensation and bonus objectives for the executive officers; and

-	reviews various matters relating to employee compensation and benefits.

Nomination Process

The Board of Directors has not appointed a standing nomination committee and does not intend to do so during the current year. The process of determining director nominees has been addressed by the board as a whole, which consists of two members. The board has not adopted a charter to govern the director nomination process.

Of the currently serving two directors, Mr. Quam would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. John Quam, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before September 30, 2008.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Clifford L. Neuman, President , at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended September 30, 2007.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, B2 Health, Inc., 7750 N. Union Blvd., # 201, Colorado Springs, CO  80920.  Further, our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

No family relationship exists between any director and executive officer.

2006 Equity Incentive Plan

On August 7, 2006, we adopted our 2006 Equity Incentive Plan for our officers, directors and other employees, plus outside consultants and advisors.  Under the Equity Incentive Plan, our employees, outside consultants and advisors may receive awards of non-qualified options and incentive options, stock appreciation rights or shares of stock.  As required by Section 422 of the Internal Revenue Code of 1986, as amended, the aggregate fair market value of our common stock underlying incentive stock options granted to an employee exercisable for the first time in any calendar year may not exceed $100,000.  The foregoing limitation does not apply to non-qualified options.  The exercise price of an incentive option may not be less than 100% of the fair market value of the shares of our common stock on the date of grant.  The same limitation does not apply to non-qualified options.  An option is not transferable, except by will or the laws of descent and distribution.

If the employment of an optionee terminates for any reason, (other than for cause, or by reason of death, disability or retirement), the optionee may exercise his options within a 90-day period following such termination to the extent he was entitled to exercise such options at the date of termination.  A maximum of 100,000 shares of our common stock are subject to the Equity Incentive Plan.  As of the date of this prospectus, no options, stock appreciation rights or bonus stock have been granted under the 2006 Equity Incentive Plan. The purpose of the Equity Incentive Plan is to provide employees, including our officers and employee directors, and non-employee consultants and advisors, with an increased incentive to make significant and extraordinary contributions to our long-term performance and growth, to join their interests with the interests of our shareholders, and to facilitate attracting and retaining employees of exceptional ability.

The Equity Incentive Plan may be administered by the Board or in the Board's sole discretion by the Compensation Committee of the Board or such other committee as may be specified by the Board to perform the functions and duties of the Committee under the Equity Incentive Plan. Subject to the provisions of the Equity Incentive Plan, the Committee and the Board shall determine, from those eligible to be participants in the Equity Incentive Plan, the persons to be granted stock options, stock appreciation rights and restricted stock, the amount of stock or rights to be optioned or granted to each such person, and the terms and conditions of any stock option, stock appreciation rights and restricted stock.

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John B. Quam; President	0	0	0	0	0	0	0	0	0
John Overturf, Jr.	0	0	0	0	0	0	0	0	0

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of January 21, 2008, with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of January 21, 2008 and the percentage of outstanding common stock owned as of January 21, 2008.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

		Percent of Class
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2) (4)	Before Offering(3) (4)

John R. Overturf, Jr	177,500	35.1%
John B. Quam	52,500	10.4%
Triumph Capital, Inc.	62,500	12.4%
Calandrella Family Foundation	62,500	12.4%
Glynn Hopkins, II 10940 S. Parker Road # 427 Parker, CO 80134	50,000	9.9%
Harlan B. Munn, III 5758 Singletree Lane Parker, CO 80134	50,000	9.9%
All officers and directors as a group (two persons)	230,000	45.5%

(1)	Unless otherwise stated, address is 7750 N. Union Blvd., Suite 201, Colorado Springs, CO 80920.
(2)

Under SEC Rules, we include in the number of shares owned by each person the number of shares issuable under outstanding options or warrants if those options or warrants are exercisable within 60 days of the date of this prospectus.  In calculating percentage ownership, we calculate the ownership of each person who owns exercisable options by adding (i) the number of exercisable options for that person only to (ii) the number of total shares outstanding and dividing that result into (iii) the total number of shares and exercisable options owned by that person.

(3)	Shares and percentages beneficially owned are based upon 567,500 shares outstanding on January 21, 2008.
(4)	Does not include shares to be issued under the Credit Agreement between John Overturf, Jr. and the Company, dated April 3, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective March 24, 2006, we issued 250,000 founders shares for an aggregate consideration of $2,500.  Two of the investors who acquired founder’s shares are listed below.

Name

Number of Shares

Consideration

John B. Quam

50,000

$500.00

John R. Overturf, Jr.

50,000

$500.00

Also effective March 24, 2006, we issued an additional 250,000 shares for aggregate consideration of $100,000 to two investors as set forth below.

Name

Number of Shares

Consideration

Triumph Capital, Inc.

125,000

$50,000.00

John R. Overturf, Jr.

125,000

$50,000.00

In September, 2006, we redeemed 62,500 shares from Triumph Capital, Inc., in consideration of payment in the amount of $25,000.  We then sold an additional 62,500 shares to the Calendrella Family Foundation, a Colorado not-for-profit corporation, in consideration of $25,000.

Effective April, 2007 we issued an additional 5,000 shares in consideration of services rendered to the Company to the following:

Name

Number of Shares

Consideration

John Quam

2,500

    Services

John R. Overturf, Jr.

2,500

Services

In April 2007, the Company entered into a Credit Agreement (the “Credit Agreement”) with John R. Overturf, Jr., one of our directors and principal shareholders.  Specifically, Mr. Overturf made a credit facility available to the Company in the maximum amount of $50,000.  Pursuant to the terms of the Credit Agreement, Mr. Overturf will make loans to the Company, each an Advance, in such amounts as the Company may request from time to time.  When needed, the Company will use these Advances to finance its operations.   Interest will accrue on the daily outstanding credit balance at the rate of ten percent (10%) per annum.  Interest, including default interest, is payable either in cash or in shares of the Company’s common stock valued at $0.50 per share, at the option of Mr. Overturf.  In addition, as additional consideration to Mr. Overturf for making the Advances , Mr. Overturf is entitled to a financing fee of 10 shares of common stock of the Company for every $1,000 of the maximum credit balance under the Credit Agreement.  Our obligation under the Credit Agreement is secured by a security interest covering all of the Company’s tangible and intangible assets.

PART IV

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
Exhibit No.		Title

*	3.1	Certificate of Incorporation of B2 Health, Inc. dated March 8, 2006
*	3.2	By-Laws of B2 Health, Inc.
*	5	Opinion re: Legality
*	10.1	Equity Incentive Plan
*	10.2	Manufacturing Agreement between Back 2 Health, Ltd. and Technology Driven Products, Inc., dated February 20, 2007
*	10.3	Nondisclosure Agreement between Back 2 Health, Ltd. and Precision Metal Manufacturing, Inc. dated February 6, 2007.
*	10.4	Redemption Agreement between B2 Health, Inc. and Triumph Capital, Inc., dated September, 2006.
*	10.5	Form of Subscription Agreement
*	10.6	Credit Agreement dated April 3, 2007
*	10.7	Fund Escrow Agreement
*	10.8	General Security Agreement
**	14.1	Code of Business Conduct and Ethics
**	31	Certification required by Section 13a-14(a) of the Exchange Act
**	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________
*		Incorporated by reference from the Company’s Registration Statement on Form SB-2, SEC File No. 333- 145999 as declared effective by the Commission on October 30, 2007.
**		Filed herewith

Reports on Form 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table details the aggregate fees billed to the Company by Ronald R. Chadwick, PC its current accountant, for each of the last two fiscal years:

	2007	2006
Audit Fees	5,000	4,500
Audit-Related Fees	3,500	3,000
Tax Fees	0	0
All Other Fees	0	0
Total	8,500	7,500

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2 HEALTH, INC.

Date: January 24, 2008	By:_/s/ John Quam__________ John Quam, President, Principal Executive Officer and Principal Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John Quam______ John Quam	President, Principal Executive Officer, Principal Financial Officer & Director	January 24, 2008

/s/ John Overturf, Jr.__	Director	January 24, 2008
John Overturf, Jr.