Form 10QSB
period 2007-12-31
B2 HEALTH, INC.
filed 2008-02-14
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

OR

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission file number 333-145999

             B2 HEALTH,  INC.
 (Name of Small Business Issuer in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-4456503 I.R.S. Employer Identification number

     7750 N.  Union Blvd., # 201, Colorado Springs, CO  80920
(Address of principal executive offices)           (Zip Code)

Issuer's telephone number: 719-266-1544

Former name, former address, and former fiscal year, if changed since last report

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of February 13, the Registrant had 767,500 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [   ]   No [ X ]

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of December 31, 2007 (unaudited)	4

	Consolidated Statements of Operations for the three months ended December 31, 2007 and December 31, 2006 (unaudited) and from the period of inception (March 8, 2006) through December 31, 2007	5

	Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and December 31, 2006 (unaudited) and from the period of inception (March 8, 2006) through December 31, 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	9

	Plan of Operations	9

	Liquidity and Capital Resources	10

Item 3.	Controls & Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	17

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2007, and its results of operations for the three month periods ended December 31, 2007 and 2006 and from March 8, 2006 (inception) through December 31, 2007 and its cash flows for the three month periods ended December 31, 2007 and 2006 and from March 8, 2006 (inception) through December 31, 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2007
(Unaudited)

ASSETS
Current assets
Cash	$ 86
Inventory	32,201
Total current assets	32,287

Deferred offering costs	49,626
49,626

Total Assets	$ 81,913

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 21,204
Note payable - related party	18,100
Accrued interest payable	1,157
Total current liabilities	40,461

Total Liabilities	40,461

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
567,500 shares issued and 505,000 outstanding	57
Additional paid in capital	129,943
Treasury stock at cost (62,500 shares)	(25,000)
Deficit accumulated during the development stage	(63,548)

Total Stockholders' Equity	41,452

Total Liabilities and Stockholders' Equity	$ 81,913

The accompanying notes are an integral part of these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Sales	$ -	$ -	$ 10,998
Cost of goods sold	-	-	10,734

Gross profit	-	-	264

Operating expenses:
General and administrative	15,874	2,496	62,655
	15,874	2,496	62,655

Gain (loss) from operations	(15,874)	(2,496)	(62,391)

Other income (expense):
Interest expense	-	(504)	(1,157)
	-	(504)	(1,157)

Income (loss) before provision for income taxes	(15,874)	(3,000)	(63,548)

Provision for income tax	-	-	-

Net income (loss)	$ (15,874)	$ (3,000)	$ (63,548)

Net income (loss) per share
(Basic and fully diluted)	$ (0.03)	$ (0.01)

Weighted average number of
common shares outstanding	500,000	505,000

The accompanying notes are an integral part of these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2006	Dec. 31, 2007	Dec. 31, 2007

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (15,874)	$ (3,000)	$ (63,548)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances			2,500
Inventory	(21,158)		(32,201)
Accounts payable	(34)	12,469	21,204
Accrued interest payable	-	504	1,157
Net cash provided by (used for)
operating activities	(37,066)	9,973	(70,888)

Cash Flows From Investing Activities:
Deferred offering costs		(14,887)	(49,626)
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	-	(14,888)	(74,626)

Cash Flows From Financing Activities:
Notes payable - borrowings		3,100	18,100
Sales of common stock	-		127,500
Net cash provided by (used for)
financing activities	-	3,100	145,600

Net Increase (Decrease) In Cash	(37,066)	(1,814)	86

Cash At The Beginning Of The Period	68,374	1,900	-

Cash At The End Of The Period	$ 31,308	$ 86	$ 86

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -	$ -

Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the “Company”), was incorporated in the State of Delaware on March 8, 2006. The Company plans to design and manufacture specialized chiropractic tables. The Company is currently in the development stage and has no significant operations to date.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Fiscal year

The Company has chosen September 30 as a year end.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of B2 Health, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2007 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line or accelerated methods over each item's estimated useful life.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital of $9,713 and stockholders’ equity of $44,452, compared with a working capital deficit of $(8,174) and stockholders’ equity of $41,452 as of December 31, 2007.  The Company’s working capital and stockholder’s equity decreased during this time period primarily due to our losses from current operations as we continued to incur expenses related to our planned public offering of common stock.

On February 12, 2008 we completed the direct public offering of our common stock.  Our registration statement on Form SB-2 was declared effective by the Securities Exchange Commission on October 30, 2007, and registered for sale up to 500,000 shares of our common stock. The offering was conducted on a 200,000 share minimum, 500,000 share maximum, best efforts, and all-or-none basis at an offering price of $1.00 per share. Each investor was required to purchase a minimum of 500 shares, for a minimum investment of $500. We sold an aggregate of 200,000 shares, 300,000 fewer than the maximum offering of 500,000 shares.  The costs of this offering amounted to $49,626, which will result in net proceeds of the offering of $150,374.

The net proceeds of the direct public offering should satisfy our working capital requirements for approximately six months, assuming our planned levels of operations.  Other than our revolving credit facility discussed below, we have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or our long-term liquidity.

In addition to the proceeds of the public offering, we estimate that we may require as much as approximately $200,000 over the next twelve (12) months to fully implement our existing business plan.  We may require additional funds over the next three years to assist in realizing our goals.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs from sales of common stock and draws against its revolving credit facility.  We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

In April, 2007, we entered into a Credit Agreement with one of our directors, John Overturf, Jr.  Under the terms of the Credit Agreement, we may borrow up to $50,000 which is repayable together with interest at the rate of 10% per annum.  At Mr. Overturf’s option, advances under the Credit Agreement are repayable either in shares of our common stock, valued at $0.50 per share, or in cash.  In addition, Mr. Overturf will receive a financing fee of ten shares of common stock for every $1,000 in maximum loan balance drawn under the Credit Agreement.  Our obligation to repay advances under the Credit Agreement is secured by a Security Agreement covering all of our tangible and intangible assets.  At December 31, 2007 we have borrowed $18,100 under this Credit Agreement, including $3,100 borrowed during the quarter ended December 31, 2007.

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

Sources of Working Capital

From our inception on March 8, 2006 through December 31, 2007, our primary sources of working capital have come from sale of equity securities and short-term borrowings under our Credit Agreement as discussed above.

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

Results of Operations – Three months ended December 31, 2007 compared to three months ended December 31, 2006

For the three months ended December 31, 2007 we had a net loss of $(3,000), or $(0.01) per share, compared to a net loss of $(15,874), or (0.03) per share for the three months ended December 31, 2006.  The net losses reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

For the three months ended December 31, 2007 we incurred interest expense of $504 related to the borrowings under the Credit Agreement as discussed above.  No such expense was incurred for the three months ended December 31, 2006.

Results of Operations – Period from Inception (March 8, 2006) to December 31, 2007

From our inception on March 8, 2006 to December 31, 2007, B2 Health had a net loss of $(63,548).  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

We contract with an OEM to manufacture our Backroller.  As we have no long term manufacturing commitments or arrangements, nor have we developed a pricing strategy beyond our current introductory pricing, we do not believe that the product gross margins reported since inception are reflective of future operations.  Our future operating plans include purchasing of product in larger lots which we believe will reduce the manufacturing costs, and combined with a long-term pricing strategy will enhance our future gross margins.  However, there can be no assurance that we will obtain sufficient operating capital to execute our marketing and production plans discussed elsewhere in this report, nor can there be assurance that planned marketing efforts will result in increasing demand for our product to levels sufficient to realize manufacturing efficiencies.

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on borrowings under the Credit Agreement as discussed above, as well as minor operating expenses associated with the day to day operations of the company.  Our current cash requirements for our daily ongoing operations are approximately $3,000 per month, which to date we have paid principally out of working capital derived from sales of equity securities and short-term borrowing.  There can be no assurance that we will receive sufficient funding from such sources to continue to fund our current operations and continue to execute our business plans.

We have also incurred deferred offering costs of $49,626 in connection with our pending public offering.  This amount will reduce the offering proceeds upon completion of the offering as discussed above.

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

ITEM 3

CONTROLS AND PROCEDURES

a)

The Company's Principal Executive Officer and Principal Financial Officer, John Quam, has established and is currently maintaining disclosure controls and procedures for the Company.  The disclosure controls and procedures have been designed to provide reasonable assurance that the information required to be disclosed by the Company in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None, except as previously disclosed.

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following information is being provided pursuant to Item 701(f) of Regulation SB under the Securities Act of 1933, as amended (the “Securities Act”):

1.  The Company’s registration statement on Form SB-2, SEC File No. 333-145999 (the “Registration Statement”) was declared effective by the Securities and Exchange Commission on October 30, 2007. The Registration Statement registered for sale an aggregate of 500,000 shares of common stock to be offered by the Company to the public in a direct public offering, without the use of an underwriter, on a 200,000 share minimum, all or none (the “minimum offering”), 500,000 share maximum-basis (the “maximum offering”).

2.  The Offering commenced on October 30, 2007.

3.  Not applicable

4.      (i)  The Offering terminated on February 12, 2008 with the Company having sold an aggregate of 200,000 shares of common stock, 300,000 shares of common stock fewer than the maximum offering of 500,000 shares.

(ii)  There was no managing underwriter.

(iii)  The Registration Statement registered a maximum of 500,000 shares of common stock, $.0001 par value.

(iv)  The Registration Statement registered for sale to the public a maximum of 500,000 shares of common stock at a public offering price of $1.00 per share.  The offering terminated on February 12, 2008, with the Company having sold an aggregate of 200,000 shares of common stock at a price of $1.00 per share, or gross proceeds of $200,000.

(v)  As of December 31, 2007 the Company had incurred expenses totaling $49,626 related to the public offering of its securities.  The Company has carried $49,626 of the costs as deferred offering costs.  All legal and accounting costs incurred in excess of $49,626 have been charged as a current expense, and not an expense related to the public offering.

(A).  No expense payments have been made, directly or indirectly to directors, officers, general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer, or to affiliates of the issuer.

(B).  The following offering expenses were paid to others:

Legal Counsel:  $36,458

Independent Registered Public    Accountants:  $8,250;

Printing, Mailing, Travel:  $2,418;

Transfer/Escrow Agent:  $2,500

(vi)  The net offering proceeds to the issuer after deducting total expenses described in paragraph (f)(4)(v) of this Item were $150,374.

(vii)  The amount of net offering proceeds to the issuer have not yet been expended.

Item 3.	Defaults Upon Senior Securities

None, except as previously disclosed.

Item 4.	Submission of Matters to a Vote of Security Holders

None, except as previously disclosed.

Item 5.	Other Information

None, except as previously disclosed.

Item 6.	Exhibits and Reports on Form 8-K

Exhibits:
31.	Certification required by Section 13a-14(a) of the Exchange Act.
32.	Certification Pursuant to 18 U.S.C. Section 1350

Reports on Form 8-K:

NONE.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2 HEALTH, INC.

Date: _February 14, 2008	By: /s/ John Quam______
John Quam, President, Principal Executive Officer and Principal Financial Officer