Form 10-Q
period 2008-03-31
B2 HEALTH, INC.
filed 2008-05-20
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]  Non-accelerated filer [ X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No  [ X ].

As of May 18, 2008, the Registrant had 767,500 shares issued and 705,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of March 31, 2008 (unaudited)	4

	Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2008 (unaudited) and for the six months ended March 31, 2007 and March 31, 2008 (unaudited) and from the period of inception (March 8, 2006) through March 31, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended March 31, 2007 and March 31, 2008 (unaudited) and from the period of inception (March 8, 2006) through March 31, 2008 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	10

	Plan of Operations	10

	Liquidity and Capital Resources	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls & Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of March 31, 2008, and its results of operations for the three month periods ended March 31, 2007 and 2008 and for the six month periods ended March 31, 2007 and 2008 and from March 8, 2006 (inception) through March 31, 2008 and its cash flows for the six month periods ended March 31, 2007 and 2008 and from March 8, 2006 (inception) through March 31, 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
March 31, 2008
(Unaudited)

ASSETS

Current assets
Cash	$ 135,412
Accounts receivable	9,620
Inventory	15,266
Total current assets	160,298

Total Assets	$ 160,298

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 1,172
Accrued interest payable	1,307
Total current liabilities	2,479

Total Liabilities	2,479

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
767,500 shares issued and 705,000 outstanding	77
Additional paid in capital	264,061
Treasury stock at cost (62,500 shares)	(25,000)
Deficit accumulated during the development stage	(81,319)

Total Stockholders' Equity	157,819

Total Liabilities and Stockholders' Equity	$ 160,298

The accompanying notes are an integral part of these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					March 8, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008
Sales	$ -	$ 17,000	$ -	$ 17,000	$ 27,998
Cost of goods sold		16,934		16,934	27,668
Gross profit	-	66	-	66	330
Operating expenses:
General and administrative	12,937	15,269	28,811	20,183	80,342
	12,937	15,269	28,811	20,183	80,342
Gain (loss) from operations	(12,937)	(15,203)	(28,811)	(20,117)	(80,012)
Other income (expense):
Interest expense	-	(150)	-	(654)	(1,307)
	-	(150)	-	(654)	(1,307)
Income (loss) before provision for income taxes	(12,937)	(15,353)	(28,811)	(20,771)	(81,319)
Provision for income tax	-	-	-	-	-
Net income (loss)	$ (12,937)	$ (15,353)	$ (28,811)	$ (20,771)	$ (81,319)
Net income (loss) per share
(Basic and fully diluted)	$ (0.03)	$ (0.02)	$ (0.06)	$ (0.03)
Weighted average number of
common shares outstanding	500,000	700,000	500,000	655,000

The accompanying notes are an integral part of these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Mar. 31, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (28,811)	$ (20,771)	$(81,319)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Compensatory stock issuances			2,500
Accounts receivable		(9,620)	(9,620)
Inventory	(21,158)	16,935	(15,266)
Accounts payable		(7,563)	1,172
Accrued interest payable		654	1,307

Net cash provided by (used for)
operating activities	(49,969)	(20,365)	(101,226)

Cash Flows From Investing Activities:
Deferred offering costs	(6,027)	(31,123)	(65,862)
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(6,027)	(31,123)	(90,862)

(CONTINUED ON THE FOLLOWING PAGE)

The accompanying notes are an integral part of these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			March 8, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2007	Mar. 31, 2008	Dec. 31, 2007

Cash Flows From Financing Activities:
Notes payable - borrowings		9,300	24,300
Notes payable - payments		(24,300)	(24,300)
Sales of common stock		200,000	327,500
Net cash provided by (used for)
financing activities	-	185,000	327,500

Net Increase (Decrease) In Cash	(55,996)	133,512	135,412

Cash At The Beginning Of The Period	68,374	1,900	-

Cash At The End Of The Period	$ 12,378	$ 135,412	$ 135,412

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Fiscal year

The Company has chosen September 30 as a fiscal year end.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of B2 Health, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2008 the Company had no balance in its allowance for doubtful accounts.

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

Plan of Operation

Following completion of our direct public offering, we hoped to increase production, increase sales and reduce our operating losses, although there is no assurance that we can achieve these goals.  We still face operational challenges to increase our sales and production levels.  The following are the key issues and challenges facing the Company:

*

Production Planning.   It is difficult to project future sales and, as a result, we may have to delay orders or only fill partial orders.  We plan to maintain a revolving inventory so that in the event of rapid increases in sales, we can quickly supply the demand.

*

Lack of Marketing Materials.  We have had very limited marketing budgets and are not yet competitive with others in the medical device industry marketing in the amount and quality of marketing materials needed to support our distribution network.

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

Our direct public offering of common stock, completed in February 2008 and as discussed below, was critical to our future success to provide our working capital to allow us to further execute our business plan.  We believe sales can be increased with increased market penetration of the Backroller, and the creation of new brands and products, although there can be no assurance that our increased focus on marketing will be successful. Investors should not place any certainty upon our business plan.  An increase in net sales and gross profits, if achieved, can reduce net losses only if other operating expenses can be managed effectively. Specifically, general, administration and marketing levels can be increased only as net sales and gross profits increase.  There is no guarantee that we will be able to achieve this plan.

The following discussion and analysis has been based on a short operating history and should be read in conjunction with our Financial Statements and Notes thereto included herein.

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital of $9,713 and stockholders’ equity of $44,452, compared with working capital of $157,819 and stockholders’ equity of $157,819 as of March 31, 2008.  The Company’s working capital and stockholder’s equity increased during this time period resulting from the completion of our public offering.

On February 12, 2008 we completed the direct public offering of our common stock.  Our registration statement on Form SB-2 was declared effective by the Securities Exchange Commission on October 30, 2007, and registered for sale up to 500,000 shares of our common stock. The offering was conducted on a 200,000 share minimum,  best efforts, and all-or-none, 500,000 share maximum basis at an offering price of $1.00 per share. Each investor was required to purchase a minimum of 500 shares, for a minimum investment of $500. We sold an aggregate of 200,000 shares, 300,000 fewer than the maximum offering of 500,000 shares.  The costs of this offering amounted to $65,862, which resulted in net proceeds of the offering of $134,138.

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

In April, 2007, we entered into a Credit Agreement with one of our directors, John Overturf, Jr.  Under the terms of the Credit Agreement, we may borrow up to $50,000 which is repayable together with interest at the rate of 10% per annum.  At Mr. Overturf’s option, advances under the Credit Agreement are repayable either in shares of our common stock, valued at $0.50 per share, or in cash.  In addition, Mr. Overturf will receive a financing fee of ten shares of common stock for every $1,000 in maximum loan balance drawn under the Credit Agreement.  Our obligation to repay advances under the Credit Agreement is secured by a Security Agreement covering all of our tangible and intangible assets.  Through March 31, 2008 we had borrowed $24,300 under this Credit Agreement, including $6,200 borrowed during the quarter ended March 31, 2008.  Upon completion of the public offering as discussed above, all outstanding principal amounts under the Credit Agreement were repaid.

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

Sources of Working Capital

From our inception on March 8, 2006 through March 31, 2008, our primary sources of working capital have come from sale of equity securities and short-term borrowings under our Credit Agreement as discussed above.

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

Results of Operations – Three months ended March 31, 2008 compared to three months ended March 31, 2007

For the three months ended March 31, 2008 we had a net loss of $(15,353), or $(0.02) per share, compared to a net loss of $(12,937), or (0.03) per share for the three months ended March 31, 2007.  During the three months ended March 31, 2008 we realized sales of $17,000 from the sale of beds, resulting in a gross profit $66.  The sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  No sales revenues were realized for the three months ended March 31, 2007.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

For the three months ended March 31, 2008 we incurred interest expense of $150 related to the borrowings under the Credit Agreement as discussed above.  No such expense was incurred for the three months ended March 31, 2007.

Results of Operations – Six months ended March 31, 2008 compared to six months ended March 31, 2007

For the six months ended March 31, 2008 we had a net loss of $(20,771), or $(0.03) per share, compared to a net loss of $(28,811), or (0.06) per share for the six months ended March 31, 2007.  During the six months ended March 31, 2008 we realized sales of $17,000 from the sale of beds, resulting in a gross profit $66.  The sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  No sales revenues were realized for the six months ended March 31, 2007.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

For the six months ended March 31, 2008 we incurred interest expense of $654 related to the borrowings under the Credit Agreement as discussed above.  No such expense was incurred for the three months ended March 31, 2007.

Results of Operations – Period from Inception (March 8, 2006) to December 31, 2007

From our inception on March 8, 2006 to March 31, 2008, B2 Health had a net loss of $(81,319).  Total revenues since inception are $27,998, on which we have realized a gross profit of $330.  The sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

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

Recent Accounting Pronouncements

During 2007 and 2008, various accounting pronouncements have been issued, none of which are expected to have significant effects on our financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET

RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our short term money market investments. The Company does not have any financial instruments held for trading or other speculative purposes and does not invest in derivative financial instruments, interest rate swaps or other investments that alter interest rate exposure. The Company does not have any credit facilities with variable interest rates.

ITEM 4

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

The Principal Executive Officer and Principal Financial Officer conducted a review and evaluation of the effectiveness of the Company's disclosure controls and procedures and has concluded, based on his evaluation as of the end of the period covered by this Report, that our disclosure controls and procedures are not effective to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be disclosed by the Company is accumulated and communicated to management, including our principal executive officer and our principal financial officer, to allow timely decisions regarding required disclosure.  The principal deficiency in our disclosure controls and procedures is the fact that we have only one part-time employee, Mr. Quam, and lack a fully dedicated chief financial officer.  Accounting functions are outsourced and do not involve the implementation of internal controls.

b)

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

None, except as previously disclosed.

	Item 1A	Risk Factors
None

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

(v)  Upon completion of the offering,  the Company had incurred expenses totaling $65,862 related to the public offering of its securities.  The Company had carried $65,862 of the costs as deferred offering costs

(A).  No expense payments have been made, directly or indirectly to directors, officers, general partners of the issuer or their associates; to persons owning 10% or more of any class of equity securities of the issuer, or to affiliates of the issuer.

(B).  The following offering expenses were paid to others:

Legal Counsel:  $36,458

Independent Registered Public    Accountants:  $8,250;

Printing, Mailing, Travel:  $2,418;

Transfer/Escrow Agent:  $2,500

(vi)  The net offering proceeds to the issuer after deducting total expenses described in paragraph (f)(4)(v) of this Item were $134,138.

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

SIGNATURES

       Pursuant to the requirements of  the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2 HEALTH, INC.

Date: _May 20, 2008	By:_/s/ John Quam_
John Quam, President, Principal Executive Officer and Principal Financial Officer