Form 10-Q
period 2008-06-30
B2 HEALTH, INC.
filed 2008-08-07
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

As of August 6, 2008, the Registrant had 767,500 shares issued and 705,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of June 30, 2008 (unaudited)	4

	Consolidated Statements of Operations for the three months ended June 30, 2007 and June 30, 2008 (unaudited) and for the nine months ended June 30, 2007 and June 30, 2008 (unaudited) and from the period of inception (March 8, 2006) through June 30, 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended June 30, 2007 and June 30, 2008 (unaudited) and from the period of inception (March 8, 2006) through June 30, 2008 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	10

	Plan of Operations	10

	Liquidity and Capital Resources	11

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls & Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of June 30, 2008, and its results of operations for the three month periods ended June 30, 2007 and 2008 and for the nine month periods ended June 30, 2007 and 2008 and from March 8, 2006 (inception) through June 30, 2008 and its cash flows for the nine month periods ended June 30, 2007 and 2008 and from March 8, 2006 (inception) through June 30, 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-KSB.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
June 30, 2008
(Unaudited)

ASSETS

Current assets
Cash	$ 125,476
Accounts receivable	24,020
Inventory	3,412
Total current assets	152,908

Total Assets	$ 152,908

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$ 5,815
Accrued interest payable	1,307
Total current liabilities	7,122

Total Liabilities	7,122

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
767,500 shares issued and 705,000 outstanding	77
Additional paid in capital	264,061
Treasury stock at cost (62,500 shares)	(25,000)
Deficit accumulated during the development stage	(93,352)
Total Stockholders' Equity	145,786

Total Liabilities and Stockholders' Equity	$152,908

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
					March 8, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2008
Sales	$ 10,998	$ 14,400	$ 10,998	$ 31,400	$ 42,398
Cost of goods sold	10,161	11,854	10,161	28,788	39,522
Gross profit	837	2,546	837	2,612	2,876
Operating expenses:
General and administrative	9,412	14,579	38,223	34,762	94,921
	9,412	14,579	38,223	34,762	94,921
Gain (loss) from operations	(8,575)	(12,033)	(37,386)	(32,150)	(92,045)
Other income (expense):
Interest expense	(275)	-	(275)	(654)	(1,307)
	(275)	-	(275)	(654)	(1,307)
Income (loss) before provision for income taxes	(8,850)	(12,033)	(37,661)	(32,804)	(93,352)
Provision for income tax	-	-	-	-	-
Net income (loss)	$ (8,850)	$ (12,033)	$ (37,661)	$ (32,804)	$ (93,352)
Net income (loss) per share
(Basic and fully diluted)	$ (0.02)	$ (0.02)	$ (0.07)	$ (0.05)
Weighted average number of
common shares outstanding	565,833	767,500	564,167	671,667

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (37,661)	$ (32,804)	$(93,352)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Compensatory stock issuances	2,500		2,500
Accounts receivable	(3,400)	(24,020)	(24,020)
Inventory	(30,482)	28,789	(3,412)
Accounts payable	15,813	(2,920)	5,815
Accrued interest payable		654	1,307

Net cash provided by (used for)
operating activities	(53,230)	(30,301)	(111,162)

Cash Flows From Investing Activities:
Deferred offering costs	(22,459)	(31,123)	(65,862)
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(22,459)	(31,123)	(90,862)

CONTINUED ON THE FOLLOWING PAGE

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			March 8, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30, 2007	June 30, 2008	June 30, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	15,000	9,300	24,300
Notes payable - payments		(24,300)	(24,300)
Sales of common stock		200,000	327,500
Net cash provided by (used for)
financing activities	15,000	185,000	327,500

Net Increase (Decrease) In Cash	(60,689)	123,576	125,476

Cash At The Beginning Of The Period	68,374	1,900	-

Cash At The End Of The Period	$ 7,685	$ 125,476	$ 125,476

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2008 the Company had no balance in its allowance for doubtful accounts.

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

Plan of Operation

Following completion of our direct public offering in February 2008, we have been working  to increase production, increase sales and reduce our operating losses.   We still face operational challenges to increase our sales and production levels.  The following are the key issues and challenges facing the Company:

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

Liquidity and Capital Resources

As of September 30, 2007, we had a working capital of $9,713 and stockholders’ equity of $44,452, compared with working capital of $145,786 and stockholders’ equity of $145,786 as of June 30, 2008.  The Company’s working capital and stockholder’s equity increased during this time period resulting from the completion of our public offering.

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

In April, 2007, we entered into a Credit Agreement with one of our directors, John Overturf, Jr.  Under the terms of the Credit Agreement, we may borrow up to $50,000 which is repayable together with interest at the rate of 10% per annum.  At Mr. Overturf’s option, advances under the Credit Agreement are repayable either in shares of our common stock, valued at $0.50 per share, or in cash.  In addition, Mr. Overturf will receive a financing fee of ten shares of common stock for every $1,000 in maximum loan balance drawn under the Credit Agreement.  Our obligation to repay advances under the Credit Agreement is secured by a Security Agreement covering all of our tangible and intangible assets.  Through June 30, 2008 we had borrowed $24,300 under this Credit Agreement,.  Upon completion of the public offering as discussed above, all outstanding principal amounts under the Credit Agreement were repaid.

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

Sources of Working Capital

From our inception on March 8, 2006 through June 30, 2008, our primary sources of working capital have come from sale of equity securities and short-term borrowings under our Credit Agreement as discussed above.

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

Results of Operations – Three months ended June 30, 2008 compared to three months ended June 30, 2007

For the three months ended June 30, 2008 we had a net loss of $(12,033), or $(0.02) per share, compared to a net loss of $(8,850), or (0.02) per share for the three months ended June 30, 2007.  During the three months ended June 30, 2008 we realized sales of $14,400 from the sale of beds, resulting in a gross profit $2,546.  For the three months ended June 30, 2007 we realized sales of $10,998, resulting in a gross profit of $837.  Our sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

For the three months ended June 30, 2008 we incurred no interest expense related to the borrowings under the Credit Agreement as discussed above.  For the three months ended June 30, 2007, we incurred interest expense of $275 under the Credit agreement.

Results of Operations – Nine months ended June 30, 2008 compared to nine months ended June 30, 2007

For the nine months ended June 30, 2008 we had a net loss of $(32,804), or $(0.05) per share, compared to a net loss of $(37,661), or (0.07) per share for the nine months ended June 30, 2007.  During the nine months ended June 30, 2008 we realized sales of $31,400 from the sale of beds, resulting in a gross profit $2,612.  For the nine months ended June 30, 2007 we realized sales of $10,998, resulting in a gross profit of $837.  The sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

For the nine months ended June 30, 2008 we incurred interest expense of $654 related to the borrowings under the Credit Agreement as discussed above.  For the nine months ended June 30, 2007, we incurred interest expense of $275 under the Credit agreement.

Results of Operations – Period from Inception (March 8, 2006) through June 30, 2008

From our inception on March 8, 2006 to June 30, 2008, B2 Health had a net loss of $(93,352).  Total revenues since inception are $42,398, on which we have realized a gross profit of $2,876.  The sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  In addition, for the period from inception (March 8, 2006) through June 30, 2008 we have incurred interest expense of $1,307 related to the borrowings under the Credit Agreement as discussed above.

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

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on borrowings under the Credit Agreement as discussed above, as well as minor operating expenses associated with the day to day operations of the company.  Our current cash requirements for our daily ongoing operations are approximately $4,000 per month, which to date we have paid principally out of working capital derived from sales of equity securities and short-term borrowing.  There can be no assurance that we will receive sufficient funding from such sources to continue to fund our current operations and continue to execute our business plans.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(vii)  The balance of net offering proceeds to the issuer have not yet been expended.

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

B2 HEALTH, INC.

Date: _August 6, 2008	By:/s/ John Quam
John Quam, President, Principal Executive Officer and Principal Financial Officer