Form 10-Q/A
period 2008-03-31
B2 HEALTH, INC.
filed 2008-10-15
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   X ]  No  [ ].

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

Status as a “Shell Company”

The Company has filed this Amendment to its Quarterly Report on Form 10-Q in order to change its self-designation from not being a shell company, as defined in Rule 12b-2 of the Exchange Act, to being a shell company within that definition.  For the reasons stated below, the Company is of the view that it does not qualify as a “shell company” within the meaning of Rule 12b-2 under the Exchange Act.  However, in an effort to establish a public trading market for the Company’s common stock on the OTC Electronic Bulletin Board (the “Bulletin Board”), the Company requested that Westminster Securities Corporation (“Westminster”) submit a Form 211 to the Financial Industry Regulatory Authority (“FINRA”).  In response to that submission, FINRA has issued comment letters to Westminster dated May 13, 2008 and June 18, 2008 in which it took the position that the Company did qualify as a “shell company” and would be required to amend its self-designation on its quarterly reports on Form 10-Q as a condition to being cleared for quotation of its shares of common stock on the Bulletin Board.  In response to those comments, and at the behest of FINRA, representatives of the Company communicated with the office of Small Business Policy of the Securities and Exchange Commission, Division of Corporate Finance.  The SEC declined to review or take a position on the matter.  As a result, the Company has no alternative but to accede to the demand of FINRA to change its self-designation to that of a “shell company” in order to be cleared for quotation of its common stock on the Bulletin Board.

Under Rule 12b-2 under the Exchange Act, a “shell company” is a company that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.  As indicated in its public disclosures as filed with the SEC, the Company was formed for the purpose of developing, manufacturing and marketing a unique, proprietary chiropractic traction bed.  Preliminary development of the traction bed was completed during 2007 with a few initial sales into the market.  With the direct public offering only having been completed in February, 2008, the

Company then had the working capital to further refine some design features of the table which resulted in additional sales in the quarter ended March 31, 2008.  Since then, the Company has engaged in further re-engineering of the bed to add additional features and functionality and expects the purchase of additional inventories in the present quarter.  This historical chronology is typical of a start-up and development-phase business trying to successfully develop and market a new and advanced product.  It is not unusual for companies in this stage to generate limited revenues while the product is being further refined and improved.  The Company disagrees that it exhibits the kind of schemes the SEC was attempting to address in adopting the rules surrounding “shell companies”: namely, that assets or operations previously owned by a promoter are temporarily placed in a company with the intent of causing that entity to fall outside the definition of a blank-check company.  Rather, this is a typical pattern of a company interested in developing and marketing a unique, new product.

In view of the foregoing, and solely for the purpose of facilitating the clearance by FINRA of the Company’s securities to be quoted on the Bulletin Board, the Company has elected to accede to its demand and change its self-designation to that of a “shell company”.  The Company reserves the right to redesignate itself as not qualifying as a “shell company” at such time in the future that it determines, in its good faith judgment, that such redesignation is reasonable and proper.

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

B2 HEALTH, INC.

Date: _ October 14 , 2008	By _ /s/ John Quam____ _
John Quam, President, Principal Executive Officer and Principal Financial Officer