Form 10QSB/A
period 2007-12-31
B2 HEALTH, INC.
filed 2008-10-16
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB /A-1

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

The Company has filed this Amendment to its Quarterly Report on Form 10-QSB in order to change its self-designation from not being a shell company, as defined in Rule 12b-2 of the Exchange Act, to being a shell company within that definition.  For the reasons stated below, the Company is of the view that it does not qualify as a “shell company” within the meaning of Rule 12b-2 under the Exchange Act.  However, in an effort to establish a public trading market for the Company’s common stock on the OTC Electronic Bulletin Board (the “Bulletin Board”), the Company requested that Westminster Securities Corporation (“Westminster”) submit a Form 211 to the Financial Industry Regulatory Authority (“FINRA”).  In response to that submission, FINRA has issued comment letters to Westminster dated May 13, 2008 and June 18, 2008 in which it took the position that the Company did qualify as a “shell company” and would be required to amend its self-designation on its quarterly reports on Form 10-QSB and Form 10-Q as a condition to being cleared for quotation of its shares of common stock on the Bulletin Board.  In response to those comments, and at the behest of FINRA, representatives of the Company communicated with the office of Small Business Policy of the Securities and Exchange Commission, Division of Corporate Finance.  The SEC declined to review or take a position on the matter.  As a result, the Company has no alternative but to accede to the demand of FINRA to change its self-designation to that of a “shell company” in order to be cleared for quotation of its common stock on the Bulletin Board.

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

B2 HEALTH, INC.

Date: _ October 16 , 2008	By: /s/ John Quam______
John Quam, President, Principal Executive Officer and Principal Financial Officer