Form 10QSB/A
period 2007-12-31
B2 HEALTH, INC.
filed 2008-10-17
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A- 2

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

B2 HEALTH, INC.

Date: _October 16, 2008	By: /s/ John Quam______
John Quam, President, Principal Executive Officer and Principal Financial Officer