Form 10-K
period 2008-09-30
B2 HEALTH, INC.
filed 2009-01-28
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2008

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

Commission file number 333-145999

             B2 HEALTH,  INC.
 (Exact name of registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	20-4456503 I.R.S. Employer Identification number

     7750 N.  Union Blvd., # 201, Colorado Springs, CO  80920
(Address of principal executive offices)           (Zip Code)

Registrant’s telephone number: 719-266-1544

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the  Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [   ] Yes  [  x ]  No

Indicate by check mark if the registrant  is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ] Yes  [  x ]  No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ x ] No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act).

Large accelerated filer [   ]

Accelerated filer  [    ]

Non-accelerated filer [   ] (Do not check if a smaller reporting company)

Smaller reporting company [   X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  x ]  Yes   [   ]  No

The Registrant’s revenues for the fiscal year ended September 30, 2008 were $70,445.  As of January 13, 2009, the aggregate market value of the voting and non-voting common equity of the registrant based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the registrant was zero since there did not exist a public trading market for the shares on that date.  As of January 13, 2009, there were 767,500 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes

Exhibits

See Part IV, Item 13.

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

      We are currently in the process of redesigning several features of the Backroller to improve its performance and competitive advantages.  That redesign will include a unique table top that can be retrofitted to traction tables manufactured by others.

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

•

Continued redevelopment and redesign of the high quality Backroller design.  See www.back2healthltd.com.

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

Other Industry Segments

     During fiscal 2008, we engaged in several unrelated business opportunities in an effort to generate additional gross margin.  Those business activities were:

Jewelry Sales

During 2008, we took advantage of an opportunity to purchase a quantity of designer jewelry inventory that was requested by Chris Christmas, LLC, a Denver, Colorado based jewelry designer.  Chris Christmas, LLC is controlled by Mr. Chris Christmas, a personal acquaintance of Mr. Quam.  Mr. Quam would also be deemed a promoter of Christmas & Company, a holding parent corporation of Chris Christmas, LLC.  The inventory was purchased for an aggregate of $25,959 and was immediately resold to Chris Christmas, LLC for an aggregate of $29,074.  As of September 30, 2008, an aggregate of $0 has been paid by Chris Christmas, LLC and a balance of $29,074 was still outstanding and unpaid.  The Company has written down this receivable to zero at September 30, 2008.

Book Sales

During 2008, we took advantage of an opportunity to purchase a quantity of used book inventory that was requested by A Trillion Books, Inc., a Colorado Springs, Colorado based reseller of used books.  A Trillion Books is controlled by Mr. Stephen Calandrella, a shareholder of the Company.  The inventory was purchased for an aggregate of $8,903 and was immediately resold to Trillion Books for an aggregate of $9,970.   As of December 31, 2008, an aggregate of $2,000 has been paid by Trillion Books and a balance of $6,571 was still outstanding and unpaid.

The Company has no intention of engaging in similar unrelated business activities in the future.

Employees

       As of January 13, 2009, we had a total of one (1) part-time employee.  The part-time employee is John B. Quam.  Currently, Mr. Quam devotes 80% of his time to the day-to-day operations of the Company.  Given adequate capital, we would like to hire additional marketing and sales personnel.

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

Consultants

     The Company has no consultants.

ITEM 1A.

RISK FACTORS

We are subject to risks associated with a new business

Our operations are subject to all of the risks inherent in a start-up business enterprise.  These risks include the absence of a substantial operating history, shortage of cash, under-capitalization and lack of experience in our chosen industry.  We expect to encounter various problems, expenses, complications and delays in connection with the development of our business.  The profit potential of our business model is unproven and there can be no assurance that our services will achieve commercial acceptance.

We are a development stage company with a history of operating losses.

We were incorporated on March 8, 2006.  Through December 31, 2006, we had no sales, no revenues and we recorded a cumulative operating loss of approximately $44,340.   We expect to incur additional losses until sufficient sales of our Backroller Intersegmental Traction products are achieved.  We have not yet commenced manufacturing and shipping of the Backroller in substantial volumes. Our limited operating history makes the prediction of future operating results difficult or impossible to make. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

Our limited operating history makes it difficult to evaluate our prospects and the merits of investing in our securities.

Our business is at an early stage of development.  We have not begun to generate significant revenues.  Our business will require significant additional investment in inventory and marketing before operations commence.  As a general guideline, we anticipate expending approximately $5,000 per month on our day-to-day operations for fiscal 2009.  Should our efforts to market and promote ourselves to distributors, health care practitioners and end-users be unsuccessful, we may not attract enough, or any, customers to purchase the Backroller from us.  Accordingly, there can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

Our trademarks, including the name “Backroller” and other intellectual property rights do not provide us with protection against competition.

We rely heavily on developing brand recognition for the Backroller Intersegmental Traction Bed (the “Backroller”) and claim common law trademark protection for its name.  We have also recently applied to the United States Patent and Trademark Office to register our trademark in the name Backroller.

Additionally, we rely upon a combination of laws and contractual restrictions, including restrictions contained in confidentiality agreements, to establish and protect our rights to any intellectual property that we create.  Any infringement of our proprietary rights could result in significant litigation costs, and any failure to adequately protect our proprietary rights could result in our competitors offering similar products, potentially resulting in loss of a competitive advantage and decreased revenues. Attempts may be made to copy or reverse engineer aspects of our products or to obtain and use information that we regard as proprietary.  Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology.  Furthermore, policing the unauthorized use of our products is difficult.  Litigation may be necessary in the future to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others.  This litigation could result in substantial costs and diversion of resources and could significantly harm our business.  Nonetheless, we do not believe that intellectual property rights, including trademark and copyright laws form a basis for significant competitive advantage or protect us from intense competition.

We may not be able to finance the development of our business.

Our ability to satisfy our future capital requirements and implement our expansion plans will depend upon many factors, including the financial resources available to us, the expansion of our sales and marketing efforts and the status of competition.   We believe that current and future available capital resources, including the revenues from sale of our product, will be sufficient to fund its operations at current levels for 12 to 16 months.  However, the exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing prior to such time.  There can be no assurance that additional financing will be available to us on acceptable terms, or at all.  If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result.  If adequate funds are not available, we may be required to delay, reduce or eliminate our programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our products, technologies or other assets.  Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a limited number of products.  All of our sales have been derived from sales of our existing Backroller Intersegmental Traction table.

Although we plan to develop products in addition to the Backroller, there can be no assurance that these development efforts will be successful or, if successful, that resulting products will receive market acceptance, generate significant sales or result in gross profits.  We believe that success in the general back and spinal pain market is somewhat dependent on product acceptance by orthopedists and chiropractors.  Our future operating results, particularly in the near term, are significantly dependent upon market acceptance of the Backroller.  Because all of our current sales are derived from the Backroller, failure to achieve broad market acceptance of the Backroller as a result of competition, technological change or other factors or the failure to successfully market any new or enhanced versions of existing products would have a material adverse effect on our business, operating results and financial condition.

We may not be able to keep up with rapid technological change and expensive technological innovation.

The back and spinal pain management market is characterized by rapid, technological innovation and change.  Many companies are engaged in research and development of devices, drugs and alternative methods to relieve back pain, enhance spinal mobility and improve sleep.  New technologies may be developed which may render our products obsolete and non-competitive.  If we cannot keep pace with the technological developments and become uncompetitive, we may not be able to generate sufficient revenues, or any existing revenues may materially decrease.

We face significant competition in the markets where we operate from competitors with greater financial resources and established operations and revenues, which make it difficult to attract customers and obtain a market share.

The back and spinal pain management market is very competitive and competition is likely to increase.  Increased competition may result in price cuts, reduced gross margins and loss of market share, any of which could seriously harm our business.  Many of our competitors have, and potential competitors may possess, longer operating histories and significantly greater financial, technical, personnel and other resources than us.  Competitors and potential competitors may also have larger, more established research and development departments and greater name and brand recognition than we currently possess.  These greater resources may permit them to implement extensive advertising, sales, promotions and programs that we may not be able to match.  Better financed competitors may also have greater success in future research and development efforts.  As these competitors enter the field, our sales growth may fail to increase, despite its efforts to continue to design and manufacture superior products.  There can be no assurance that we will have the ability to compete successfully in this environment.  If we are unable to compete successfully, our business will be seriously harmed.

We have limited human resources; we need to attract and retain highly skilled personnel and consultants; and we may be unable to manage our growth with our limited resources effectively.

We expect that the expansion of our business may place a strain on our limited managerial, operational, and financial resources.  We will be required to expand our operational and financial systems significantly and to expand, train and manage our work force in order to manage the expansion of our operations.  Our future success will depend in large part on our ability to attract, train, and retain additional highly skilled executive level management, logistics, and sales personnel.  We may not be successful in attracting and retaining qualified personnel on a timely basis, on competitive terms or at all.  Further, our ability to manage our growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage employees.  If we are unable to manage growth effectively, our operating results will suffer.

Our success will depend, to a large degree, upon the efforts and abilities of our officers and key management employees, including, without limitation, John Quam, our President and member of the Board of Directors (the “Board”).  For direct knowledge of the industry, extensive research experience and professional administration skills, we rely on Dr. Glynn Hopkins, a chiropractic consultant, and Rusty Munn, the manufacturing designer of the Backroller.  The loss of the services of one or more of our key consultants could have a material adverse effect on our operations.  We have no employment agreements with any of our employees, and do not maintain a key man life insurance policy on any employee.

We depend on our suppliers for our components and raw materials, and our production or operating margins would be harmed if these suppliers are not able to meet our demand and reasonable alternative sources are not available.

The components used to make the Backroller come from various suppliers.  The Backroller is comprised of many elements, all of which are available as commodity products.  We believe that each of these components is readily available in sufficient quantities from multiple sources on commercially accepted terms.  However, any substantial increase in the price or interruption in the supply of these materials, or if one or more of our suppliers are unable to meet our demand for our components, and if we are unable to obtain alternative sources, our ability to maintain timely and cost-effective production of the Backroller would be seriously harmed and our operating results would suffer.   In addition, production of the Backroller may require raw materials for which the sources and quantities are limited.  An inability to obtain adequate supplies of raw materials could significantly delay development, regulatory approval and marketing of the Backroller and other future products.  We may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms.  We may not be able to enter into alternative supply arrangements on commercially acceptable terms, if at all.  In addition, as we do not have written agreements with any of our suppliers, they may stop manufacturing our components at any time.

If our products or materials purchased from our suppliers experience performance issues, our business will suffer.

Our business depends on the production of products of consistently high quality.  Our products, components and materials purchased from our suppliers, are typically tested for quality.  These testing procedures are limited to evaluating the Backroller under likely and foreseeable failure scenarios.  For various reasons, the Backroller, including materials purchased from our suppliers, may fail to perform as expected.  In some cases, product redesigns or additional expense may be required to correct a defect.  A significant or systemic product failure could result in customer relations problems, lost sales, and financial damages.

We rely on third parties to manufacture our products and our reputation and operating results could be harmed if they fail to produce quality products in a timely and cost-effective manner and in sufficient quantities.

We do not currently have manufacturing facilities or personnel to independently manufacture the Backroller.  We depend on third-party manufacturers to produce sufficient volumes of the Backroller in a timely fashion, at satisfactory quality and cost levels.  If our manufacturers fail to produce quality finished Backrollers on time, at expected cost targets and in sufficient quantities, our reputation and operating results would suffer.  In addition, as we have no long-term agreements with our manufacturers, we do not have firm commitments on the timing, pricing and quality of the manufacturing process, and, they manufacturers may stop manufacturing for us at any time, with little or no notice.  If for any reason we are unable to obtain or retain third party manufacturers on commercially acceptable terms, we may not be able to distribute the Backroller, or other future products, as planned.  If we encounter delays or difficulties with contract manufacturers in producing or packaging the Backroller, the distribution, marketing and subsequent sales of the Backroller will be adversely affected.  There can be no assurance that the manufacturers we have engaged will be able to provide sufficient quantities of the Backroller or that the Backroller supplied will meet our specifications.

We do not have written agreements with our manufacturers and, as a result, we could be subject to increases in component or manufacturing costs and/or delivery schedule changes which could harm our reputation and operating results.

Cost increases for our components or manufacturing services, whether resulting from shortages of materials, labor or otherwise, including, but not limited to rising cost of materials, transportation, services, labor, commodity price increases and the impact of foreign currency fluctuations could negatively impact our gross margins.  Because of market condition and other factors, we may not be able to offset any such increased costs by adjusting the price of our products.

Any errors or defects contained in our products, or our failure to comply with applicable safety standards, could result in delayed shipments or rejection of our products, damage to our reputation and expose us to regulatory or other legal action.

In the future, we may experience delays in releasing the Backroller, or other future products due to defects or errors in the products.  The Backroller may contain errors or defects after commercial shipments have begun, which could result in the rejection of our products by our distributors, damage to our reputation, lost sales, diverted development resources and increased customer service and support costs and warranty claims, any of which could harm our business.  Individuals could sustain injuries from our products, and we may be subject to product liability claims or lawsuits resulting from such injuries. There is a risk that these claims or liabilities may exceed, or fall outside the scope of, our insurance coverage.  Moreover, our products could be subject to involuntary recalls and other actions by regulatory authorities. Concerns about potential liability may lead us to recall voluntarily the Backroller. While we currently maintain product liability insurance, a significant product liability judgment against us or a widespread product recall, to the extent either such event is in excess of the limits of its product liability insurance, could result in substantial financial losses.

We rely heavily upon independent distributors to market our product.  Those distributors also market other back and spine pain relieving equipment, including traction beds, which are competitive with ours.  As a result, distributors over whom we exercise little control can significantly influence the degree to which third parties buy our products instead of products of competitive manufacturers.

We distribute our products through a network of independent distributors for resale to trainers, physical therapists, doctors, chiropractors.  Accordingly, we depend on these distributors to sell the Backroller and to assist us in creating demand for, and promoting market acceptance of our product.  We also depend upon them to provide adequate pre-sales service to our customers.  These distributors also promote and market other back and spine pain relieving products, some of which are in competition with the Backroller.  There can be no assurance that our distributors will devote the resources necessary to provide effective sales and promotional support to us.  A disruption of our distributors, the loss of a significant customer, or the termination by any major distributor could have a material adverse impact on our sales and results of operations.

If for any reason we are unable to obtain or retain third party distributors on commercially acceptable terms, we may not be able to distribute the Backroller as planned.  If we encounter delays or difficulties with contract distributors, the distribution, marketing and subsequent sales of the Backroller would be adversely affected, and we may have to seek alternative sources of distribution or abandon or sell the Backroller on unsatisfactory terms.  We may not be able to enter into alternative distribution arrangements on commercially acceptable terms, if at all.  There can be no assurance that the distributors we have engaged will be able to provide sufficient distribution of the Backroller in order for us to meet our current or future obligations to our customers.

We have no formal long-term written distribution agreements with our distributors; and most distribution arrangements can be terminated by the distributor without prior notice.  As a result, agreements with respect to price, inventory, cooperative advertising or special promotions, among other things, are subject to periodic negotiation with each distributor.  Additionally, distributors make no binding long-term commitments to us regarding purchase volumes and make all purchases by delivering on-time purchase orders.  A down-turn in the performance, a change in the terms on which we conduct business, or the loss of a single distributor, could negatively impact the timing, quality, price and sales of the Backroller and, as a result, our business and operating results could be harmed.

We do not have a written warranty policy; manufacturing defects are handled directly by us and we may experience significant returns or warranty claims.

We offer a limited lifetime warranty on all Backrollers.  Since we have only a limited history of commercial sales of our Backroller, we have no data regarding the performance or maintenance requirements.  Accordingly, we have no basis on which we can currently predict warranty costs.  If we experience significant warranty service requirements or product recalls, potential customers may not purchase our products.  Any significant warranty service requirements or product recalls would increase our costs substantially and likely reduce the value of our brand.

We could become subject to infringement claims by third-parties which could impair our limited capital resources and potentially result in substantial adverse judgment.

In recent years, there has been significant litigation in the United States and elsewhere involving patents and other intellectual property rights.  Third parties may assert patent, copyright, trademark and other intellectual property rights to technologies used in our business. Any infringement claims, with or without merit, could be time consuming, result in costly litigation, and divert the efforts of our technical and management personnel.  If we are unsuccessful in defending against these types of claims, we may be required to do one or more of the following:

•

stop selling those products that use or incorporate the challenged intellectual property;

•

attempt to obtain a license to sell or use the relevant technology or substitute technology, which license may not be available on reasonable terms or at all; or

•

redesign those products that use the relevant technology, which we may not be able to do on a timely or cost effective basis, or at all; or,

•

pay substantial damages.

In the event a claim against us is successful and we can not obtain a license to the relevant technology on acceptable terms or license a substitute technology or redesign its products to avoid infringement, our business will be significantly harmed.  A substantial uninsured judgment could force us to cease operations altogether.

The success of our business depends in large part on health care reform.

The levels of revenues and profitability of medical device companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce the costs of health care through various means.  In the United States there have been, and we expect that there will continue to be, a number of federal and state proposals to control health care costs.  There have been a number of proposals introduced to Congress to comprehensively reform the nation’s health care system.  Some of the proposed legislation has contained measures intended to control public and private spending on health care as well as to provide universal public access to the health care system.  In addition, some of the proposed legislation included limitations on Medicare and Medicaid reimbursement for medical products and services and called for the creation of a committee to monitor and evaluate the pricing of new medical products and services.  Although no such legislation has been passed by Congress, federal, state and local officials and legislators (and certain foreign government officials and legislators) have proposed or are reportedly considering proposing a variety of additional reforms to the health care systems in their respective jurisdictions, including reforms that may affect the medical device industries.  It is uncertain what new legislative proposals, if any, might be adopted or what actions federal, state or third-party payers may take in response to any health care reform proposals or legislation.  We cannot predict the effect health care reforms may have on its business or the business of its collaborators.

In the United States and elsewhere, sales of therapeutic pain management products are dependent in part on the availability of reimbursement from third-party payers, such as government and private insurance plans. These third-party payers are increasingly challenging the prices charged for medical products and services.  If we succeed in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a profitable basis.

We are subject to federal, state and local laws and regulations that could impose additional costs or changes on the conduct of our business.

We operate in a highly regulated environment. U.S. federal, state and local governmental entities regulate many aspects of our business, including the distribution of medical devices.  Such regulations may include accounting standards, taxation requirements, trade restrictions, safety and other administrative and regulatory restrictions.  Compliance with or changes in these and other laws and regulations could impose additional costs on the conduct of our business, and failure to comply with these and other laws and regulations or changes in these and other laws and regulations may impose additional costs or cause us to change the conduct of our business.

Market acceptance of the Backroller will be adversely impacted by the absence of reimbursement from third party health care payers, which cannot be guaranteed.

There can be no assurance that any product we develop will gain market acceptance among health care providers.  Even if the Backroller gains wide market acceptance, sales may be dependent on the availability of reimbursement from third-party health care payers, such as government and private insurance plans.  We do not believe that our Backroller will be eligible for third-party reimbursement, and as a result, market acceptance may be adversely affected.

The success of the Backroller depends in large part upon the acceptance by medical practitioners and patients, which cannot be guaranteed.

Medical practitioners and patients may not accept and use the Backroller.  Acceptance and use will depend upon a number of factors, including perceptions by members of the health care community, including physicians, about the safety and effectiveness of the device; cost-effectiveness of the device relative to competing products; availability of reimbursement for the products from government or other healthcare payers; and effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any.  Because we expect sales of the Backroller to generate substantially all of our product revenues for the foreseeable future, the failure of the Backroller to find market acceptance would harm our business and could require us to seek additional financing.

ITEM 1B.      UNRESOLVED STAFF COMMENTS.

None

ITEM 2.        DESCRIPTION OF PROPERTY

     We in fact do not presently maintain executive offices at any location.  We use the address of our former director, John Overturf, as our principal address. Mr. Overturf died in December 2008.

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

Market Information

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "BTWO".  The reported high and low bid and ask prices for the common stock are shown below for the period from November 7, 2008, the commencement of public trading,  through December 31, 2008.

	Bid		Ask
	High	Low	High	Low
2008 Fiscal Year
Oct – Dec 2008	.75	.15	1.00	-0-

       The bid and ask prices of the Company's common stock as of January 13, 2009 were $0.15 and $0 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of January 13, 2009,there were approximately 80 record owners of the Company's common stock.

       The OTC Bulletin Board is a registered quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities.  An OTC equity security generally is any equity that is not listed or traded on NASDAQ or a national securities exchange.  The OTCBB is not an issuer listing service, market or exchange.  Although the OTCBB does not have any listing requirements, per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority.

       The Company's Board of Directors may declare and pay dividends on outstanding shares of common stock out of funds legally available therefore in its sole discretion; however, to date no dividends have been paid on common stock and the Company does not anticipate the payment of dividends in the foreseeable future.  Further, under the terms of the convertible preferred stock issued by the Company, the Company is restricted from paying cash dividends on common stock during the period that the convertible preferred stock is outstanding.

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

Holders

As of the date of this report, we have approximately 80 shareholders of record of the Company’s common stock.

Rule 144 Shares

A total of 0 shares of the common stock are available for resale by our shareholders to the public.   In the future, we may issue shares without registration under the Securities Act in reliance upon exemptions from the registration requirements of the Securities Act, in which event those shares would be deemed “restricted securities” and may, in the future, become eligible for resale under Rule 144.

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

4. The following information is being provided pursuant to Item 701(f) of Regulation SB under the Securities Act of 1933, as amended (the “Securities Act”):

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

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures.  Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements.  Such risks and uncertainties include, but are not limited to, those related to effects of competition, maintaining sufficient working capital for our operations, and the general economic conditions and environment in which we operate.  The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

Liquidity and Capital Resources

As of September 30, 2008, we had a working capital of $87,457 and stockholders’ equity of $87,457, compared with working capital of $9,713 and stockholders’ equity of $44,452 as of September 30, 2007.  The Company’s working capital and stockholder’s equity increased during this time period primarily resulting from the completion of our public offering.

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

The net proceeds of the direct public offering should satisfy our working capital requirements for approximately 12 to 16 months, assuming our planned levels of operations.  Other than our revolving credit facility discussed below, we have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or our long-term liquidity.

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

In April, 2007, we entered into a Credit Agreement with a former director, John Overturf, Jr.  Under the terms of the Credit Agreement, we may borrow up to $50,000 which is repayable together with interest at the rate of 10% per annum.  At Mr. Overturf’s option, advances under the Credit Agreement are repayable either in shares of our common stock, valued at $0.50 per share, or in cash.  In addition, Mr. Overturf will receive a financing fee of ten shares of common stock for every $1,000 in maximum loan balance drawn under the Credit Agreement.  Our obligation to repay advances under the Credit Agreement is secured by a Security Agreement covering all of our tangible and intangible assets.  Through September 30, 2008 we had borrowed $24,300 under this Credit Agreement.  Upon completion of the public offering as discussed above, all outstanding principal amounts under the Credit Agreement were repaid. Mr. Overturf died in December 2008, and as a result we consider the Credit Agreement terminated.

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

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on borrowings under the Credit Agreement as discussed above, the write-off of certain accounts receivable as discussed above, as well as minor operating expenses associated with the day to day operations of the company.  Our current cash requirements for our daily ongoing operations are approximately $5,000 per month, which to date we have paid principally out of working capital derived from sales of equity securities and short-term borrowing.  There can be no assurance that we will receive sufficient funding from such sources to continue to fund our current operations and continue to execute our business plans.

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

Other Business Opportunities

During 2008, we took advantage of an opportunity to purchase a quantity of designer jewelry inventory that was requested by Chris Christmas, LLC, a Denver, Colorado based jewelry designer.  Chris Christmas, LLC is controlled by Mr. Chris Christmas, a personal acquaintance of Mr. Quam.  Mr. Quam would also be deemed a promoter of Christmas & Company, a holding parent corporation of Chris Christmas, LLC.  The inventory was purchased for an aggregate of $25,959 and was immediately resold to Chris Christmas, LLC for an aggregate of $29,074.  As of September 30, 2008, an aggregate of $0 has been paid by Chris Christmas, LLC.  Due to various uncertainties, the balance of $29,074 was written-off and is included in general and administrative expenses.  We intend to vigorously pursue collection of this transaction.

During 2008, we took advantage of an opportunity to purchase a quantity of used book inventory that was requested by A Trillion Books, Inc., a Colorado Springs, Colorado based reseller of used books.  A Trillion Books is controlled by Mr. Stephen Calandrella, a shareholder of the Company.  The inventory was purchased for an aggregate of $8,903 and was immediately resold to Trillion Books for an aggregate of $9,970.   As of December 31, 2008, an aggregate of $2,000 has been paid by Trillion Books and a balance of $6,571 was still outstanding and unpaid.

The Company has no intention of engaging in similar unrelated business activities in the future.

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

Sources of Working Capital

From our inception on March 8, 2006 through June 30, 2008, our primary sources of working capital have come from sale of equity securities and short-term borrowings under our Credit Agreement as discussed above.  In light of Mr. Overturf’s demise, we do not consider the Credit Agreement a future source of working capital.

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

Results of Operations – Year ended September 30, 2008 compared to year ended September 30, 2007

For the year ended September 30, 2008 we had a net loss of $(91,133), or $(0.13) per share, compared to a net loss of $(32,082), or (0.06) per share for the year ended September 30, 2007.  During the year ended September 30, 2008 we realized sales of $31,401 from the sale of beds, resulting in a gross profit $2,613.  Also as discussed above, we recognized $29,074 from the sale of jewelry, resulting in a gross profit of $3,115, and sales from books of $9,970, resulting in a gross profit of $1,067.  For the year ended September 30, 2007 we realized sales from beds of $10,998, resulting in a gross profit of $264.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  For the year ended September 30, 2008, we also wrote-off $50,974 of certain accounts receivable, including the jewelry transaction as discussed above, which are also included in general and administrative expenses.

For the years ended June 30, 2007 and 2008, we incurred interest expense of $653 and $1,606, respectively, related to the borrowings under the Credit Agreement as discussed above.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the year ended September 30, 2008 we purchased and sold various debt and equity securities resulting in a net gain of $3,413.  In addition, we earned $2,874 in investment dividends and interest on money market funds.  At September 30, 2008 we had no security investments and the $78,935 balance of money market funds is included in cash.

Results of Operations – Period from Inception (March 8, 2006) through September 30, 2008

From our inception on March 8, 2006 to June 30, 2008, B2 Health had a net loss of $(151,681).  Since inception, we have realized sales of $52,369 from the sale of beds, resulting in a gross profit $3,944.  Also as discussed above, we recognized $29,074 from the sale of jewelry, resulting in a gross profit of $3,115, and sales from books of $9,970, resulting in a gross profit of $1,067.  Total revenues since inception are $81,443, on which we have realized a gross profit of $7,059.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  We also wrote-off $50,974 of certain accounts receivable, including the jewelry transaction as discussed above, which are also included in general and administrative expenses.

For the period from inception (March 8, 2006) through June 30, 2008 we have incurred interest expense of $2,259 related to the borrowings under the Credit Agreement as discussed above.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the year ended September 30, 2008 we purchased and sold various debt and equity securities resulting in a net gain of $3,413.  In addition, we earned $2,874 in investment dividends and interest on money market funds.  At September 30, 2008 we had no security investments and the $78,935 balance of money market funds is included in cash.

Critical Accounting Policies And Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.  Actual results could differ significantly from those estimates under different assumptions and conditions.  We believe that the preceding discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results.  We constantly re-evaluate these significant factors and make adjustments where facts and circumstances dictate.

Recent Accounting Pronouncements

During 2007 and 2008, various accounting pronouncements have been issued, none of which are expected to have significant effects on our financial statements.

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2008

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Ronald R. Chadwick, PC

2.	Consolidated Balance Sheet as of September 30, 2008 and September 30, 2007

3.	Consolidated Statements of Operations for the Years Ended September 30, 2008 and 2007 and for the period March 8, 2006 (inception) through September 30, 2008

4.	Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2008, 2007 and 2006

5.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2008 and 2007 and for the period March 8, 2006 (inception) through September 30, 2008

6.	Notes to Consolidated Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

B2 Health, Inc.

Colorado Springs, Colorado

I have audited the accompanying consolidated balance sheets of B2 Health, Inc., a development stage company, as of September 30, 2007 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from March 8, 2006 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B2 Health, Inc. as of September 30, 2007 and 2008, and the consolidated results of its operations and its cash flows for the years then ended and for the period from March 8, 2006 (inception) through September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements the Company has incurred losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

/s/ Ronald R. Chadwick, P.C.

December 17, 2008

RONALD R. CHADWICK, P.C.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Sept. 30,
	2007	2008
ASSETS

Current assets
Cash	$ 1,900	$ 85,842
Accounts receivable		7,971
Inventory	32,201	3,412
Total current assets	34,101	97,225

Deferred offering costs	34,739	-
	34,739	-

Total Assets	$ 68,840	$ 97,225

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 8,735	$ 8,461
Note payable - related party	15,000
Accrued interest payable	653	1,307
Total current liabilities	24,388	9,768

Total Liabilities	24,388	9,768

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
567,500 shares issued and 505,000 outstanding (2007) &
775,500 shares issued and 713,000 outstanding (2008)	57	78
Additional paid in capital	129,943	272,060
Treasury stock at cost (62,500 shares)	(25,000)	(25,000)
Deficit accumulated during the development stage	(60,548)	(159,681)

Total Stockholders' Equity	44,452	87,457

Total Liabilities and Stockholders' Equity	$ 68,840	$ 97,225

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			March 8, 2006
			(Inception)
	Year Ended	Year Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Sales	$ 10,998	$ 70,445	$ 81,443
Cost of goods sold	10,734	63,650	74,384

Gross profit	264	6,795	7,059

Operating expenses:
General and administrative	31,693	110,609	170,768
	31,693	110,609	170,768

Gain (loss) from operations	(31,429)	(103,814)	(163,709)

Other income (expense):
Interest expense	(653)	(1,606)	(2,259)
Interest and dividend income		2,874	2,874
Realized gain (loss) on securities		3,413	3,413
	(653)	4,681	4,028

Income (loss) before provision for income taxes	(32,082)	(99,133)	(159,681)

Provision for income tax	-	-	-

Net income (loss)	$ (32,082)	$ (99,133)	$ (159,681)

Net income (loss) per share
(Basic and fully diluted)	$ (0.06)	$ (0.14)

Weighted average number of
common shares outstanding	502,083	685,667

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
					Deficit
					Accum.
					During the	Stock-
	Common Stock		Paid In	Treasury	Development	holders'
	Shares	Amount	Capital	Stock	Stage	Equity
Balances at March 8, 2006	-	$ -	$ -	$ -	$ -	$ -

Sales of common stock	562,500	56	127,444			127,500

Repurchase of 62,500 shares
into treasury at cost from
a related party				(25,000)		(25,000)

Gain (loss) for the period					(28,466)	(28,466)

Balances at September 30, 2006	562,500	$ 56	$ 127,444	$ (25,000)	$ (28,466)	$ 74,034

Compensatory stock issuances	5,000	1	2,499			2,500

Gain (loss) for the period					(32,082)	(32,082)
Balances at September 30, 2007	567,500	57	129,943	(25,000)	(60,548)	44,452

Sales of common stock (net of
deferred offering costs
of $65,862)	200,000	20	134,118			134,138
Compensatory stock issuances	8,000	1	7,999			8,000
Gain (loss) for the period					(99,133)	(99,133)
Balances at September 30, 2008	775,500	78	272,060	(25,000)	(159,681)	87,457

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 8, 2006
			(Inception)
	Year Ended	Year Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (32,082)	$ (99,133)	$ (159,681)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	2,500	8,000	10,500
Accounts receivable		(7,971)	(7,971)
Inventory	(32,201)	28,789	(3,412)
Accounts payable	4,395	(274)	8,461
Accrued interest payable	653	654	1,307
Realized (gains) losses		(3,413)	(3,413)

Net cash provided by (used for)
operating activities	(56,735)	(73,348)	(154,209)

Cash Flows From Investing Activities:
Deferred offering costs	(24,739)	(31,123)	(65,862)
Securities - purchases		(318,129)	(318,129)
Securities - sales		321,542	321,542
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(24,739)	(27,710)	(87,449)

(Continued On Following Page)

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			March 8, 2006
			(Inception)
	Year Ended	Year Ended	Through
	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	15,000	9,300	24,300
Notes payable - payments		(24,300)	(24,300)
Sales of common stock		200,000	327,500
Net cash provided by (used for)
financing activities	15,000	185,000	327,500

Net Increase (Decrease) In Cash	(66,474)	83,942	85,842

Cash At The Beginning Of The Period	68,374	1,900	-

Cash At The End Of The Period	$ 1,900	$ 85,842	$ 85,842

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to these financial statements

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the “Company”), was incorporated in the State of Delaware on March 8, 2006. The Company plans to design and manufacture specialized chiropractic tables. The Company is currently in the development stage and has limited operations to date.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of B2 Health, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2007 and 2008 the Company had no balance in its allowance for doubtful accounts.

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

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of goods sold include those expenditures capitalized to inventory.

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

Sales and cost of goods sold

Of the $70,445 in sales in 2008, $31,401 resulted from the sale of chiropractic beds, $29,074 from jewelry sales, and $9,970 from the sale of used books, with corresponding cost of goods sold of $28,788, $25,959  and $8,903 respectively.

Marketable Securities

Marketable Securities are classified as available-for-sale and are presented in the balance sheets at fair market value.   Gains and losses are determined using the specific identification method. The Company had realized gains from the sale of marketable securities of $3,413 in 2008.  No balance remained in the marketable securities account at September 30, 2008 and therefore the Company had no unrealized gains or losses.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2007	September 30, 2008
Deferred tax liability	$ -	$ -
Deferred tax asset arising from:
Net operating loss carryforwards	12,110	31,353
	12,110	31,353
Valuation allowance	(12,110)	(31,353)

Net Deferred Taxes	$ -	$ -

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30, 2007	September 30, 2008
Tax at federal statutory rate (15%)	(4,812)	(14,870)
State income tax (5%)	(1,604)	(4,957)
Book to tax differences	-	583
Change in valuation allowance	6,416	19,244

	$ -	$ -

NOTE 3.  RELATED PARTY TRANSACTIONS

In 2007 the Company issued 5,000 common shares to officers for management services valued at $2,500.

NOTE 4.  LEASE

In 2008 the Company commenced leasing office space on a verbal, month to month basis at $1,000 per month. Rent expense in 2008 was $9,000.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. NOTES PAYABLE

At September 30, 2007 the Company had a $15,000 note payable outstanding to a related party individual, collateralized by Company assets, bearing interest at 10% per annum, with principal and interest due December 31, 2007. The note was convertible, although the Company set no specific conversion terms. Interest expense incurred under the note in fiscal year 2007 was $653, with accrued interest payable at September 30, 2007 in the same amount. In fiscal year 2008 the note was paid.

NOTE 6.  COMMON STOCK

In April 2008, the Company issued 8,000 shares of its common stock valued at $1.00 per share as payment for certain design services.

NOTE 7.  GOING CONCERN

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

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

Not applicable

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

The Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act.  However, for the fiscal year ended September 30, 2008, the Company did not undertake procedures required to evaluate the adequacy of its internal controls over financial reporting for purposes of preparing a Management Report , based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Accordingly, the Company has concluded that its internal controls over financial reporting are not effective to:

1)  Ensure the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and,

3)  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

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

Our principal executive and financial officer does not expect that our current disclosure or internal control systems will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There has been no change in our internal control over financial reporting during the fourth quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John B. Quam	44	President and Director

________________________________

John Bernett Quam, age 44, has been the President of B2 Health, Inc. since its inception on March 8, 2006.  When not engaged in the business of the Company, he maintains his position as Director of Sales with Charles Jacquin Liquor Distiller, where he has been employed since August of 1994 and is paid a monthly salary of approximately $11,500.  He was President and Chief Executive Officer of New World Publishing from June 1996 to April 1999.  He also served as a member on the Board of Directors for New World Publishing from June 1996 to April 1999.  Mr. Quam attended the University of Colorado, where he received a Bachelor’s of Science degree in Earth Sciences.

During the year ended September 30, 2008, John Overturf, Jr. also served as a director. However, in December 2008, Mr. Overturf died.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 11.        EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction. This Compensation Discussion and Analysis (“CD&A”) provides an overview of the Company’s executive compensation program together with a description of the material factors underlying the decisions which resulted in the compensation provided for 2008 to the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the “Named Executive Officers” or “NEOs”), as presented in the tables which follow this CD&A. The following discussion and analysis contains statements regarding future individual and Company performance targets and goals. These targets and goals are disclosed in the limited context of the Company’s compensation programs and should not be understood to be statements of management’s expectations or estimates of financial results or other guidance. The Company specifically cautions investors not to apply these statements to other contexts.

The Board has responsibility for determining and implementing the Company’s philosophy with respect to executive compensation. To implement this philosophy, the Board oversees the establishment and administration of the Company’s executive compensation program.

It is expected that the compensation of the executives in fiscal 2009, including equity awards, will be reviewed based on the expected performance of the Company as established by the Board of Directors

Compensation Philosophy and Objectives. The guiding principle of the Board’s executive compensation philosophy is that the executive compensation program should enable the Company to attract, retain and motivate a team of highly qualified executives who will create long-term value for the Shareholders. To achieve this objective, the Board has developed an executive compensation program that is ownership-oriented and that rewards the attainment of specific annual, long-term and strategic goals that will result in improvement in total shareholder return. To that end, the Board believes that the executive compensation program should include both cash and equity-based compensation that rewards specific performance. In addition, the Board continually monitors the effectiveness of the program to ensure that the compensation provided to executives remains competitive relative to the compensation paid to executives in a peer group comprised of select container industry and other manufacturing companies. The Board annually evaluates the components of the compensation program as well as the desired mix of compensation among these components. The Board believes that a substantial portion of the compensation paid to the Company’s NEOs should be at risk, contingent on the Company’s operating and market performance. Consistent with this philosophy, the Board will continue to place significant emphasis on stock-based compensation and performance measures, in an effort to more closely align compensation with Shareholder interests and to increase executives’ focus on the Company’s long-term performance.

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

Components of Compensation. For the year ended September 30, 2008, the CEO did not receive a base salary.  We did not provide additional compensation in the form of annual incentive bonus, long term incentives, retirement benefits, or perquisites.

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

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our President for the period ending December 31, 2008.  No other executive officer received total annual salary and bonus of at least $100,000 during that period.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John. B. Quam; President	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2007	$48,000	-0-	-0-	-0-	-0-	-0-	-0-

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

The following table sets forth summary information related to director compensation during the last completed fiscal year:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John B. Quam; Director and President	0	0	0	0	0	0	0
John Overturf, Jr.; Director	0	0	0	0	0	0	0

Board Meeting and Compensation

During the fiscal year ended September 30, 2008 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  During fiscal 2008, Directors were not compensated for their services as a Director.

During fiscal 2008 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

During the fiscal year ended September 30, 2008, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

The compensation advisory committee did not meet during fiscal 2008.  The compensation advisory committee:

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

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. John Quam, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Neuman, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before September 30, 2009.

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

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended September 30, 2008.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, B2 Health, Inc., 7750 N. Union Blvd., # 201, Colorado Springs, CO  80920.  Further, our Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

The following table sets forth information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the most recently completed fiscal year:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
John B. Quam; President	0	0	0	0	0	0	0	0	0
John Overturf, Jr.	0	0	0	0	0	0	0	0	0

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of January 20, 2009, with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of January 20, 2009 and the percentage of outstanding common stock owned as of January 20, 2009.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

		Percent of Class
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2) (4)	Before Offering(3) (4)

Estate of John R. Overturf, Jr	177,500	35.1%
John B. Quam	52,500	10.4%
Triumph Capital, Inc.	50,000	9.9%
Webquest, Inc.	62,500	12.4%
Calandrella Family Foundation	62,500	12.4%
Glynn Hopkins, II 10940 S. Parker Road # 427 Parker, CO 80134	50,000	9.9%
Harlan B. Munn, III 5758 Singletree Lane Parker, CO 80134	50,000	9.9%
All officers and directors as a group (two persons)	230,000	45.5%

(1)	Unless otherwise stated, address is 7750 N. Union Blvd., Suite 201, Colorado Springs, CO 80920.
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

(3)	Shares and percentages beneficially owned are based upon 713,000 shares outstanding on January 20, 2009..
(4)	Does not include shares to be issued under the Credit Agreement between John Overturf, Jr. and the Company, dated April 3, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following table details the aggregate fees billed to the Company by Ronald R. Chadwick, PC its current accountant, for each of the last two fiscal years:

	2008	2007
Audit Fees	$ 5,600	$ 5,000
Audit-Related Fees	4,500	3,500
Tax Fees	0	0

All Other Fees	0	0
Total	$10,100	$ 8,500

       The caption "Audit Fees" includes professional services rendered for the audit of the annual consolidated financial statements and review of the quarterly consolidated financial statements.

       It is the policy of the Board of Directors, acting as the audit committee to pre-approve all services to be performed by the independent accountants.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit No.		Title

*	3.1	Certificate of Incorporation of B2 Health, Inc. dated March 8, 2006
*	3.2	By-Laws of B2 Health, Inc.
*	5	Opinion re: Legality
*	10.1	Equity Incentive Plan
*	10.2	Manufacturing Agreement between Back 2 Health, Ltd. and Technology Driven Products, Inc., dated February 20, 2007
*	10.3	Nondisclosure Agreement between Back 2 Health, Ltd. and Precision Metal Manufacturing, Inc. dated February 6, 2007.
*	10.4	Redemption Agreement between B2 Health, Inc. and Triumph Capital, Inc., dated September, 2006.
*	10.5	Form of Subscription Agreement
*	10.6	Credit Agreement dated April 3, 2007
*	10.7	Fund Escrow Agreement
*	10.8	General Security Agreement
**	14.1	Code of Business Conduct and Ethics
***	31	Certification required by Section 13a-14(a) of the Exchange Act
***	32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________________
*		Incorporated by reference from the Company’s Registration Statement on Form SB-2, SEC File No. 333- 145999 as declared effective by the Commission on October 30, 2007.
**		Previously filed
***		Filed herewith

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

B2 HEALTH, INC.

Date: January 28, 2009	By:_/s/ John Quam_________ John Quam, President, Principal Executive Officer and Principal Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
_/s/ John Quam_____ John Quam	President, Principal Executive Officer, Principal Financial Officer & Director	January 28, 2009