Form 10-Q
period 2008-12-31
B2 HEALTH, INC.
filed 2009-02-23
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

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

Yes  [ X ]    No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [    ] Accelerated filer [    ]

Non-accelerated filer {    ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X  ]  No  [   ].

As of February 19, 2009, the Registrant had 775,500 shares issued and 713,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of September 30, 2008 and December 31, 2008 (unaudited)	5

	Consolidated Statements of Income and Comprehensive Income for the three months ended December 31, 2007 and 2008 (unaudited) and for the period of inception (March 8, 2006) through December 31, 2008	6

	Consolidated Statements of Cash Flows for the three months ended December 31, 2007 and 2008 (unaudited) and for the period of inception (March 8, 2006) through December 31, 2008.	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	12

	Plan of Operations	12

	Liquidity and Capital Resources	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls & Procedures	18

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations for the three month periods ended December 31, 2007 and 2008 (unaudited) and its cash flows for the three month periods ended December 31, 2007 and 2008 (unaudited) and from March 8, 2006 (inception) through December 31, 2008.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended December 31, 2008

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		Dec. 31,
	Sept. 30,	2008
	2008	(Unaudited)

ASSETS

Current assets
Cash	$ 85,842	$ 1,997
Accounts receivable	7,971	22,142
Inventory	3,412	3,412
Marketable securities		46,161
Total current assets	97,225	73,712
Other	-	74
	-	74
Total Assets	$ 97,225	$ 73,786

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 8,461	$ -
Note payable - related party		15,000
Accrued interest payable	1,307	1,307
Total current liabilities	9,768	16,307
Total Liabilities	9,768	16,307

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
775,500 shares issued and 713,000 outstanding	78	78
Additional paid in capital	272,060	272,060
Treasury stock at cost (62,500 shares)	(25,000)	(25,000)
Deficit accumulated during the development stage	(159,681)	(176,742)
Accumulated other comprehensive income (loss)	-	(12,917)
Total Stockholders' Equity	87,457	57,479
Total Liabilities and Stockholders' Equity	$ 97,225	$ 73,786

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME
(Unaudited)

	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008
Sales	$ -	$ 15,871	$ 97,314
Cost of goods sold	-	12,653	87,037
Gross profit	-	3,218	10,277

Operating expenses:
General and administrative	4,914	14,021	184,789
	4,914	14,021	184,789
Gain (loss) from operations	(4,914)	(10,803)	(174,512)

Other income (expense):
Interest expense	(504)		(2,259)
Interest and dividend income	-	856	3,730
Realized gain (loss) on securities	-	(7,114)	(3,701)
	(504)	(6,258)	(2,230)

Income (loss) before provision for income taxes	(5,418)	(17,061)	(176,742)

Provision for income tax	-	-	-

Net income (loss)	(5,418)	(17,061)	(176,742)

Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	-	(12,917)	(12,917)

Comprehensive income (loss)	$ (5,418)	$ (29,978)	$ (189,659)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.03)
Weighted average number of
common shares outstanding	505,000	505,000

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (5,418)	$ (17,061)	$ (176,742)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances			10,500
Accounts receivable		(14,171)	(22,142)
Inventory			(3,412)
Accounts payable	12,469	(8,535)	(74)
Accrued interest payable	504		1,307
Realized (gains) loss on sale of securities		7,114	3,701

Net cash provided by (used for)
operating activities	7,555	(32,653)	(186,862)

Cash Flows From Investing Activities:
Deferred offering costs			(65,862)
Securities - purchases		(786,894)	(1,105,023)
Securities - sales	(12,469)	720,702	1,042,244
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(12,469)	(66,192)	(153,641)

(continued on following page)

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2007	Dec. 31, 2008	Dec. 31, 2008

Cash Flows From Financing Activities:
Notes payable - borrowings	3,100	15,000	39,300
Notes payable - payments			(24,300)
Sales of common stock			327,500
Net cash provided by (used for)
financing activities	3,100	15,000	342,500

Net Increase (Decrease) In Cash	(1,814)	(83,845)	1,997

Cash At The Beginning Of The Period	1,900	85,842	-

Cash At The End Of The Period	$ 86	$ 1,997	$ 1,997

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2008 the Company had no balance in its allowance for doubtful accounts.

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

Income tax

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (“SFAS 109”). Under SFAS 109 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Liquidity and Capital Resources

As of December 31, 2008, we had a working capital of $57,405 and stockholders’ equity of $57,479, compared with working capital of $87,457 and stockholders’ equity of $87,457 as of September 30, 2008.  The Company’s working capital and stockholder’s equity decreased during this time period primarily resulting from the net loss incurred during the three months ended December 31, 2008.

During the three months ended December 31, 2008, we obtained a short term loan from a shareholder in the amount of $15,000 to be used as general working capital.  The loan has no defined terms and is payable on demand from the lender.

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

The remaining net proceeds of the direct public offering should satisfy our working capital requirements for approximately 9 to 12 months, assuming our planned levels of operations.  We currently have no commitments, understandings or arrangements for any additional working capital.  If we are unable to secure additional financing to cover our operating losses until break-even operations can be achieved, we may not be able to continue as a going concern.  We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or our long-term liquidity.

In addition to the proceeds of the public offering, we estimate that we may require as much as approximately $200,000 over the next twelve (12) months to fully implement our existing business plan.  We may require additional funds over the next three years to assist in realizing our goals.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs from sales of common stock and short term loans from shareholders.  We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

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

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on short-term borrowings, the write-off of certain accounts receivable as discussed above, as well as minor operating expenses associated with the day to day operations of the company.  Our current cash requirements for our daily ongoing operations are approximately $5,000 per month, which to date we have paid principally out of working capital derived from sales of equity securities and short-term borrowing.  There can be no assurance that we will receive sufficient funding from such sources to continue to fund our current operations and continue to execute our business plans.

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

Other Business Opportunities

During fiscal year ended September 30, 2008, we took advantage of an opportunity to purchase a quantity of designer jewelry inventory that was requested by Chris Christmas, LLC, a Denver, Colorado based jewelry designer.  Chris Christmas, LLC is controlled by Mr. Chris Christmas, a personal acquaintance of Mr. Quam.  Mr. Quam would also be deemed a promoter of Christmas & Company, a holding parent corporation of Chris Christmas, LLC.  The inventory was purchased for an aggregate of $25,959 and was immediately resold to Chris Christmas, LLC for an aggregate of $29,074.  As of September 30, 2008, an aggregate of $0 had been paid by Chris Christmas, LLC, and due to various uncertainties, the balance of $29,074 was written-off.  We intend to vigorously pursue collection of this transaction.

Also during fiscal year ended September 30, 2008, we took advantage of an opportunity to purchase a quantity of used book inventory that was requested by A Trillion Books, Inc., a Colorado Springs, Colorado based reseller of used books.  A Trillion Books is controlled by Mr. Stephen Calandrella, a shareholder of the Company.  The inventory was purchased for an aggregate of $8,903 and was immediately resold to Trillion Books for an aggregate of $9,970.   As of December 31, 2008, an aggregate of $2,000 has been paid by Trillion Books.

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

Sources of Working Capital

From our inception on March 8, 2006 through December 31, 2008, our primary sources of working capital have come from sale of equity securities and short-term borrowings under our Credit Agreement as discussed above.

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

Results of Operations – Three months ended December 31, 2008 compared to three months ended December 31, 2007

For the three months ended December 31, 2008 we had a net loss of $(17,061), or $(0.03) per share, compared to a net loss of $(5,418), or (0.01) per share for the three months ended December 31, 2007.  During the three months ended December 31, 2008 we realized sales of $15,871.   A total of $14,171 was realized from the sale of books, with a cost of $12,653 resulting in a gross profit of $1,518.  The balance of the Company sales of $1,700 for the three months ended December 31, 2008 resulted from the collection of a previously written off account receivable.  For the three months ended December 31, 2007 we realized no sales from beds.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

For the three months ended December 31, 2008 and 2007, we incurred interest expense of $-0- and $504, respectively, related to our short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the three months ended September 30, 2008 we purchased and sold various debt and equity securities resulting in a net loss of $(7,114).  In addition, we earned $856 in investment dividends and interest on money market funds.  At December 31, 2008 we held various marketable security investments with a total market value of $46,161, resulting in unrealized losses of $(12,917) at December 31, 2008, which are included in our comprehensive loss for the period.

Results of Operations – Period from Inception (March 8, 2006) through December 31, 2008

From our inception on March 8, 2006 to December 31, 2008, B2 Health had a net loss of $(176,742).  Since inception, we have realized sales of $42,399 from the sale of beds, resulting in a gross profit $2,877.  Also as discussed above, we recognized $29,074 from the sale of jewelry, resulting in a gross profit of $3,115, and sales from books of $24,141, resulting in a gross profit of $2,585.  Total revenues since inception are $97,314, on which we have realized a gross profit of $10,277.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  We also wrote-off $50,974 of certain accounts receivable, including the jewelry transaction as discussed above, which are also included in general and administrative expenses.

For the period from inception (March 8, 2006) through December 31, 2008 we have incurred interest expense of $2,259 related to short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  From inception through December 31 2008 we purchased and sold various debt and equity securities resulting in a net loss of $(3,701).  In addition, we earned $3,730 in investment dividends and interest on money market funds.  At December 31, 2008 we held various marketable security investments with a total market value of $46,161, resulting in unrealized losses of $(12,917)at December 31, 2008, which are included in our comprehensive loss for the period.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

c)

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

None

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

B2 HEALTH, INC.

Date: February 23, 2009	By__/s/ John Quam_______
John Quam, President, Principal Executive Officer and Principal Financial Officer