Form 10-Q
period 2009-03-31
B2 HEALTH, INC.
filed 2009-05-20
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

As of May 15, 2009, the Registrant had 775,000 shares issued and 713,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of September 30, 2008 and March 31, 2009 (unaudited)	5

	Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended March 31, 2008 and 2009; for the six months ended March 31, 2008 and 2009; and, for the period of inception (March 8, 2006) through March 31, 2009	6

	Consolidated Statements of Cash Flows (Unaudited) for the six months ended March 31, 2008 and 2009 and for the period of inception (March 8, 2006) through March 31, 2009	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	12

	Plan of Operations	12

	Liquidity and Capital Resources	13

Item 3	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls & Procedures	19

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations for the three and six month periods ended March 31, 2008 and 2009 (unaudited) and its cash flows for the six month periods ended March 31, 2008 and 2009 (unaudited) and from March 8, 2006 (inception) through March 31, 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2009

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
		March 31,
	Sept. 30,	2009
	2008	(Unaudited)

ASSETS
Current assets
Cash	$ 85,842	$ 552
Accounts receivable	7,971	22,142
Inventory	3,412	3,412
Marketable securities		15,591
Total current assets	97,225	41,697
Total Assets	$ 97,225	$ 41,697

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 8,461	$ 7,026
Note payable - related party		17,750
Accrued interest payable	1,307	1,307
Total current liabilities	9,768	26,083

Total Liabilities	9,768	26,083

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
775,500 shares issued and 713,000 outstanding	78	78
Additional paid in capital	272,060	272,060
Treasury stock at cost (62,500 shares)	(25,000)	(25,000)
Deficit accumulated during the development stage	(159,681)	(234,839)
Accumulated other comprehensive income (loss)	-	3,315

Total Stockholders' Equity	87,457	15,614

Total Liabilities and Stockholders' Equity	$ 97,225	$ 41,697

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

					March 8, 2006
	Three Months	Three Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009
Sales	$ 17,000	$ -	$ 17,000	$ 15,871	$ 97,314
Cost of goods sold	16,934	-	16,934	12,653	87,037
Gross profit	66	-	66	3,218	10,277
Operating expenses:
General and administrative	15,269	11,895	20,183	25,916	196,684
	15,269	11,895	20,183	25,916	196,684
Other operating items:
Collection of previously written off receivables		7,450		7,450	7,450
	-	7,450	-	7,450	7,450
Gain (loss) from operations	(15,203)	(4,445)	(20,117)	(15,248)	(178,957)
Other income (expense):
Interest expense	(150)	(1,082)	(654)	(1,082)	(3,341)
Interest and dividend income	-	112	-	968	3,842
Realized gain (loss) on securities	-	(52,682)	-	(59,796)	(56,383)
	(150)	(53,652)	(654)	(59,910)	(55,882)
Income (loss) before provision for income taxes	(15,353)	(58,097)	(20,771)	(75,158)	(234,839)
Provision for income tax	-	-	-	-	-
Net income (loss)	(15,353)	(58,097)	(20,771)	(75,158)	(234,839)
Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	-	16,232	-	3,315	3,315
Comprehensive income (loss)	$ (15,353)	$ (41,865)	$ (20,771)	$ (71,843)	$ (231,524)
Net income (loss) per share
(Basic and fully diluted)	$ (0.03)	$ (0.08)	$ (0.04)	$ (0.11)
Weighted average number of
common shares outstanding	605,000	713,000	555,000	713,000

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (20,771)	$ (75,158)	$ (234,839)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances			10,500
Accounts receivable	(9,620)	(14,171)	(22,142)
Inventory	16,935		(3,412)
Accounts payable	(7,563)	(1,435)	7,026
Accrued interest payable	654		1,307
Realized (gain) loss on sale of securities		59,796	56,383

Net cash provided by (used for)
operating activities	(20,365)	(30,968)	(185,177)

Cash Flows From Investing Activities:
Deferred offering costs	(31,123)	-	(65,862)
Securities - purchases		(871,636)	(1,189,765)
Securities - sales		799,564	1,121,106
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(31,123)	(72,072)	(159,521)

(Continued on Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			March 8, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	Through
	Mar. 31, 2008	Mar. 31, 2009	Mar. 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	9,300	17,750	42,050
Notes payable - payments	(24,300)		(24,300)
Sales of common stock	200,000		327,500
Net cash provided by (used for)
financing activities	185,000	17,750	345,250

Net Increase (Decrease) In Cash	133,512	(85,290)	552

Cash At The Beginning Of The Period	1,900	85,842	-

Cash At The End Of The Period	$ 135,412	$ 552	$ 552

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ 1,082
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the “Company”), was incorporated in the State of Delaware on March 8, 2006. The Company has previously designed and manufactured specialized chiropractic tables. The Company is currently in the development stage and has no significant operations to date.

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

Liquidity and Capital Resources

As of March 31, 2009, we had a working capital of $15,884 and stockholders’ equity of $15,614, compared with working capital of $87,457 and stockholders’ equity of $87,457 as of September 30, 2008.  The Company’s working capital and stockholder’s equity decreased during this time period primarily resulting from the net loss incurred during the six months ended March 31, 2009.

During the six months ended March 31, 2009, we obtained short term loans from a shareholder in the amount of $17,750 to be used as general working capital.  The loan has no defined terms and is payable on demand from the lender.

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

Also during fiscal year ended September 30, 2008, we took advantage of an opportunity to purchase a quantity of used book inventory that was requested by A Trillion Books, Inc., a Colorado Springs, Colorado based reseller of used books.  A Trillion Books is controlled by Mr. Stephen Calandrella, a shareholder of the Company.  The inventory was purchased for an aggregate of $8,903 and was immediately resold to Trillion Books for an aggregate of $9,970.   As of March 31, 2009, an aggregate of $2,000 has been paid by Trillion Books.

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

Sources of Working Capital

From our inception on March 8, 2006 through March 31, 2009, our primary sources of working capital have come from sale of equity securities and short-term borrowings as discussed above.

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

Results of Operations – Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009 we had a net loss of $(58,097), or $(0.08) per share, compared to a net loss of $(15,353), or (0.03) per share for the three months ended March 31, 2008.  During the three months ended March 31, 2009 we had no sales.  During the three months ended March 31, 2008 we realized sales of $17,000 from the sale of beds, resulting in a gross profit $66.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  During the three months ended March 31, 2009 we collected $7,450 in accounts receivable previously written off. The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  The net loss for the three months ended March 31, 2009 also includes realized losses on our marketable security investments as discussed below.

For the three months ended March 31, 2009 and 2008, we incurred interest expense of $1,082 and $150, respectively, related to our short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the three months ended March 31, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(52,682).  In addition, we earned $112 in investment dividends and interest on money market funds.  At March 31, 2009 we held various marketable security investments with a total market value of $15,591, resulting in unrealized gains of $16,232 at March 31, 2009, which are included in our comprehensive loss for the period.

Results of Operations – Six months ended March 31, 2009 compared to six months ended March 31, 2008

For the six months ended March 31, 2009 we had a net loss of $(75,158), or $(0.11) per share, compared to a net loss of $(20,771), or (0.04) per share for the six months ended March 31, 2008.  During the six months ended March 31, 2009 we realized sales of $15,871.  A total of $14,171 was realized from the sale of books, with a cost of $12,653 resulting in a gross profit of $1,518.  The balance of the Company sales of $1,700 for the six months ended March 31, 2009 resulted from the reinstatement of a previously written off account receivable.  During the six months ended March 31, 2008 we realized sales of $17,000 from the sale of beds, resulting in a gross profit $66.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  During the six months ended March 31, 2009 we collected $7,450 in accounts receivable previously written off. The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  The net loss for the six months ended March 31, 2009 also includes realized losses on our marketable security investments as discussed below.

For the six months ended March 31, 2009 and 2008, we incurred interest expense of $1,082 and $654, respectively, related to our short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the six months ended March 31, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(59,796).  In addition, we earned $968 in investment dividends and interest on money market funds.  At March 31, 2009 we held various marketable security investments with a total market value of $15,591, resulting in unrealized gains of $3,315 at March 31, 2009, which are included in our comprehensive loss for the period.

Results of Operations – Period from Inception (March 8, 2006) through March 31, 2009

From our inception on March 8, 2006 to March 31, 2009, B2 Health had a net loss of $(234,839).  Since inception, we have realized sales of $42,399 from the sale of beds, resulting in a gross profit $2,877.  Also as discussed above, we recognized $29,074 from the sale of jewelry, resulting in a gross profit of $3,115, and sales from books of $24,141, resulting in a gross profit of $2,585.  Total revenues since inception are $97,314, on which we have realized a gross profit of $10,277.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  During the period ended March 31, 2009 we collected $7,450 in accounts receivable previously written off.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  We also wrote-off $50,974 of certain accounts receivable, including the jewelry transaction as discussed above, which are also included in general and administrative expenses.

For the period from inception (March 8, 2006) through December 31, 2008 we have incurred interest expense of $3,341 related to short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  From inception through March 31 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(56,383).  In addition, we earned $3,842 in investment dividends and interest on money market funds.  At March 31, 2009 we held various marketable security investments with a total market value of $46,161, resulting in unrealized gains of $3,315 at March 31, 2009, which are included in our comprehensive loss for the period.

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

Recent Accounting Pronouncements

During 2008 and 2009, various accounting pronouncements have been issued, none of which are expected to have significant effects on our financial statements.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

B2 HEALTH, INC.

Date: May 20, 2009	By__/s/ John Quam______________________
John Quam, President, Principal Executive Officer and Principal Financial Officer