Form 10-Q
period 2009-06-30
B2 HEALTH, INC.
filed 2009-09-02
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

Non-accelerated filer [   ] Smaller Reporting Company [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ X  ]  No  [   ].

As of September 1, 2009, the Registrant had 775,500 shares issued and 713,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of September 30, 2008 and June 30, 2009 (unaudited)	5

	Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended June 30, 2008 and 2009; for the nine months ended June 30, 2008 and 2009; and, for the period of inception (March 8, 2006) through June 30, 2009	6

	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended June 30, 2008 and 2009 and for the period of inception (March 8, 2006) through June 30, 2009	8

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	13

	Plan of Operations	13

	Liquidity and Capital Resources	14

Item 3	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls & Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A	Risk Factors	22

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of September 30, 2008, and its results of operations for the six and nine month periods ended June 30, 2008 and 2009 (unaudited) and its cash flows for the nine month periods ended June 30, 2008 and 2009 (unaudited) and from March 8, 2006 (inception) through June 30, 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2009

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
		June 30,
	Sept. 30,	2009
	2008	(Unaudited)

ASSETS

Current assets
Cash	$ 85,842	$ 666
Accounts receivable	7,971	22,142
Inventory	3,412	3,412
Marketable securities		23,980
Total current assets	97,225	50,200

Total Assets	$ 97,225	$ 50,200

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 8,461	$ 10,658
Note payable - related party		17,750
Accrued interest payable	1,307	1,307
Total current liabilities	9,768	29,715

Total Liabilities	9,768	29,715

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
775,500 shares issued and 713,000 outstanding	78	78
Additional paid in capital	272,060	272,060
Treasury stock at cost (62,500 shares)	(25,000)	(25,000)
Deficit accumulated during the development stage	(159,681)	(244,402)
Accumulated other comprehensive income (loss)	-	17,749
Total Stockholders' Equity	87,457	20,485
Total Liabilities and Stockholders' Equity	$ 97,225	$ 50,200

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
					March 8, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009
Sales	$ 14,400	$ -	$ 31,400	$ 15,871	$ 97,314
Cost of goods sold	11,854	-	28,788	12,653	87,037
Gross profit	2,546	-	2,612	3,218	10,277
Operating expenses:
General and administrative	14,579	21,760	34,762	29,186	199,954
	14,579	21,760	34,762	29,186	199,954
Other operating items:
Collection of previously written off receivables		-		7,450	7,450
	-	-	-	7,450	7,450
Gain (loss) from operations	(12,033)	(21,760)	(32,150)	(18,518)	(182,227)
Other income (expense):
Interest expense	-	(509)	(654)	(1,591)	(3,850)
Interest and dividend income	-	20	-	988	3,862
Realized gain (loss) on securities	-	11,945	-	(47,851)	(44,438)
	-	11,456	(654)	(48,454)	(44,426)
Income (loss) before provision for income taxes	(12,033)	(10,304)	(32,804)	(66,972)	(226,653)
Provision for income tax	-	-	-	-	-
Net income (loss)	(12,033)	(10,304)	(32,804)	(66,972)	(226,653)

(CONTINUED ON FOLLOWING PAGE )

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)
March 8, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2009
Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	-	5,433	-	8,748	8,748

Comprehensive income (loss)	$ (12,033)	$ (4,871)	$ (32,804)	$ (58,224)	$ (217,905)

Net income (loss) per share
(Basic and fully diluted)	$ (0.02)	$ (0.01)	$ (0.05)	$ (0.09)

Weighted average number of
common shares outstanding	767,500	775,500	671,667	775,500

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (32,804)	$ (66,972)	$ (226,653)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances			10,500
Accounts receivable	(24,020)	(14,171)	(22,142)
Inventory	28,789	-	(3,412)
Accounts payable	(2,920)	2,197	10,658
Accrued interest payable	654	-	1,307
Realized (gain) loss on sale of securities		47,851	44,438

Net cash provided by (used for)
operating activities	(30,301)	(31,095)	(185,304)

Cash Flows From Investing Activities:
Deferred offering costs	(31,123)	-	(65,862)
Securities - purchases		(922,269)	(1,240,398)
Securities - sales		850,438	1,171,980
Treasury stock purchase		-	(25,000)
Net cash provided by (used for)
investing activities	(31,123)	(71,831)	(159,280)

(Continued On Following Page)

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

			March 8, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2009	June 30, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	9,300	17,750	42,050
Notes payable - payments	(24,300)	-	(24,300)
Sales of common stock	200,000	-	327,500
Net cash provided by (used for)
financing activities	185,000	17,750	345,250

Net Increase (Decrease) In Cash	123,576	(85,176)	666

Cash At The Beginning Of The Period	1,900	85,842	-

Cash At The End Of The Period	$ 125,476	$ 666	$ 666

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ 1,590
Cash paid for income taxes	$ -	$ -

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

Plan of Operations

Following completion of our direct public offering in February 2008, we had been working to increase production, increase sales and reduce our operating losses.  We have not had any sales of Backrollers in the past nine months, and our efforts to market the traction bed have  been nominal.  If we decide to actively support the Backroller in the future, of which there can be no assurance,we will face operational challenges to increase our sales and production levels.  The following are the key issues and challenges facing the Company, should it resume its efforts to promote its product:

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

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital of $20,485 and stockholders’ equity of $20,485, compared with working capital of $87,457 and stockholders’ equity of $87,457 as of September 30, 2008.  The Company’s working capital and stockholder’s equity decreased during this time period primarily resulting from the net loss incurred during the nine months ended June 30, 2009.

During the nine months ended June 30, 2009, we obtained short term loans from a shareholder in the amount of $17,750 to be used as general working capital.  The loan has no defined terms and is payable on demand from the lender.

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

We estimate that we may require as much as approximately $200,000 over the next twelve (12) months to meet our expenses.  We may require additional funds over the next three years to assist in realizing our goals.  The amount and timing of additional funds required will be dependent on a variety of factors and cannot be determined at this time.  The Company has been successful in paying its operating costs from sales of common stock and short term loans from shareholders.  We cannot be certain that we will be able to raise any additional capital to fund our ongoing operations.

We contracted with an OEM to manufacture our Backroller.  As we have no long term manufacturing commitments or arrangements

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on short-term borrowings, the write-off of certain accounts receivable as discussed below, as well as minor operating expenses associated with the day to day operations of the company.  Our current cash requirements for our daily ongoing operations are approximately $5,000 per month, which to date we have paid principally out of working capital derived from sales of equity securities and short-term borrowing.  There can be no assurance that we will receive sufficient funding from such sources to continue to fund our current operations and continue to execute our business plans.

Overview of Product Distribution

Our primary method of distribution was through a network of independent local and regional distributors, whose principal business is the distribution of medical devices and, in some cases, other traction beds, and who traditionally have distribution relationships with other medical device developers.  We have no long-term commitments with or from any distributor.

We have historically operated with no backlog and, therefore, our ability to predict sales for future periods is limited.

Other Business Opportunities

During fiscal year ended September 30, 2008, we took advantage of an opportunity to purchase a quantity of designer jewelry inventory that was requested by Chris Christmas, LLC, a Denver, Colorado based jewelry designer.  Chris Christmas, LLC is controlled by Mr. Chris Christmas, a personal acquaintance of Mr. Quam.  Mr. Quam would also be deemed a promoter of Christmas & Company, a holding parent corporation of Chris Christmas, LLC.  The inventory was purchased for an aggregate of $25,959 and was immediately resold to Chris Christmas, LLC for an aggregate of $29,074.  As of September 30, 2008, an aggregate of $0 had been paid by Chris Christmas, LLC, and due to various uncertainties, the balance of $29,074 was written-off.  We intend to vigorously pursue collection of this transaction.  However, as of June 30, 2009 no amounts have been collected on this transaction.

Also during fiscal year ended September 30, 2008, we took advantage of an opportunity to purchase a quantity of used book inventory that was requested by A Trillion Books, Inc., a Colorado Springs, Colorado based reseller of used books.  A Trillion Books is controlled by Mr. Stephen Calandrella, a shareholder of the Company.  The inventory was purchased for an aggregate of $8,903 and was immediately resold to Trillion Books for an aggregate of $9,970.   As of June 30, 2009, an aggregate of $2,000 has been paid by Trillion Books.

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

Sources of Working Capital

From our inception on March 8, 2006 through June 30, 2009, our primary sources of working capital have come from sale of equity securities and short-term borrowings as discussed above.

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

Results of Operations – Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009 we had a net loss of $(4,871), or $(0.01) per share, compared to a net loss of $(12,033), or (0.02) per share for the three months ended June 30, 2008.  During the three months ended June 30, 2009 we had no sales.  During the three months ended June 30, 2008 we realized sales of $14,400 from the sale of beds, resulting in a gross profit $2,546.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  The net loss for the three months ended June 30, 2009 includes realized and unrealized gains on our marketable security investments as discussed below.

For the three months ended June 30, 2009 and 2008, we incurred interest expense of $509 and $-0-, respectively, related to our short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the three months ended June 30, 2009 we purchased and sold various debt and equity securities resulting in a net gain of $11,495.  In addition, we earned $20 in investment dividends and interest on money market funds.  At June 30, 2009 we held various marketable security investments with a total market value of $23,980, resulting in unrealized gains of $5,433 at June 30, 2009, which are included in our comprehensive loss for the period.  No realized or unrealized gains or losses were recorded for the three months ended June 30, 2008.

Results of Operations – Nine months ended June 30, 2009 compared to nine months ended June 30, 2008

For the nine months ended June 30, 2009 we had a net loss of $(58,224), or $(0.09) per share, compared to a net loss of $(32,804), or (0.05) per share for the nine months ended June 30, 2008.  During the nine months ended June 30, 2009 we realized sales of $15,871.  A total of $14,171 was realized from the sale of books, with a cost of $12,653 resulting in a gross profit of $1,518.  The balance of the Company sales of $1,700 for the nine months ended June 30, 2009 resulted from the reinstatement of a previously written off account receivable.  During the nine months ended June 30, 2008 we realized sales of $31,400 from the sale of beds, resulting in a gross profit $2,612.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  During the nine months ended June 30, 2009 we collected $7,450 in accounts receivable previously written off. The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  The net loss for the nine months ended June 30, 2009 also includes realized losses and unrealized gains on our marketable security investments as discussed below.

For the nine months ended June 30, 2009 and 2008, we incurred interest expense of $1,591 and $654, respectively, related to our short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the nine months ended June 30, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(47,851).  In addition, we earned $988 in investment dividends and interest on money market funds.  At June 30, 2009 we held various marketable security investments with a total market value of $23,980, resulting in unrealized gains of $8,748 at June 30, 2009, which are included in our comprehensive loss for the period.  No realized or unrealized gains or losses were recorded for the nine months ended June 30, 2008.

Results of Operations – Period from Inception (March 8, 2006) through June 30, 2009

From our inception on March 8, 2006 to June 30, 2009, B2 Health had a net loss of $(217,905).  Since inception, we have realized sales of $42,399 from the sale of beds, resulting in a gross profit $2,877.  Also as discussed above, we recognized $29,074 from the sale of jewelry, resulting in a gross profit of $3,115, and sales from books of $24,141, resulting in a gross profit of $2,585.  Total revenues since inception are $97,314, on which we have realized a gross profit of $10,277.  All our bed sales have been generally promotional in nature and we expect gross margins from future sales to improve, although there can be no assurance.  During the period ended June 30, 2009 we collected $7,450 in accounts receivable previously written off.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  We also wrote-off $50,974 of certain accounts receivable, including the jewelry transaction as discussed above, which are also included in general and administrative expenses.

For the period from inception (March 8, 2006) through June 30, 2009 we have incurred interest expense of $3,850 related to short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  From inception through June 30, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(44,438).  In addition, we earned $3,862 in investment dividends and interest on money market funds.  At June 30, 2009 we held various marketable security investments with a total market value of $23,980, resulting in unrealized gains of $8,748 at June 30, 2009, which are included in our comprehensive loss for the period.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

B2 HEALTH, INC.

Date: September 1, 2009	By__/s/ John Quam_________
John Quam, President, Principal Executive Officer and Principal Financial Officer