Form 10-K/A
period 2008-09-30
B2 HEALTH, INC.
filed 2009-11-04
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A-1

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Principal Executive and Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective as of that date for purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States, and includes those policies and procedures that:

1)  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Principal Executive and Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2008, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2008 due to material weaknesses in the system of internal control.

Specifically, management identified the following control deficiencies.  (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions.  The Company has not implemented measures that would prevent the individuals from overriding the internal control system.  The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Principal Executive and Financial Officer is aware of his responsibilities under the SEC’s reporting requirements and personally certifies the financial reports.  (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles.  Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

B2 HEALTH, INC.

Date: November 4, 2009	By_/s/ John Quam_____________ John Quam, President, Principal Executive Officer and Principal Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
_/s/ John Quam _____ John Quam	President, Principal Executive Officer, Principal Financial Officer & Director	November 4, 2009