Form 10-K/A
period 2008-09-30
B2 HEALTH, INC.
filed 2010-01-06
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A-2

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

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Principal Executive and Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures for purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Principal Executive and Financial Officer concluded that due to management’s failure to file its report on Internal Control over Financial Reporting for the period covered by this report on a timely basis , the Company's disclosure controls and procedures were not effective as of September 30, 2008 ..

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

B2 HEALTH, INC.

Date: January 5, 2010	By__/s/ John Quam___________ John Quam, President, Principal Executive Officer and Principal Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
__/s/ John Quam______ John Quam	President, Principal Executive Officer, Principal Financial Officer & Director	January 5, 2010