Form 10-K
period 2009-09-30
B2 HEALTH, INC.
filed 2010-01-15
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009

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

[  X ]  Yes   [   ]  No

The Registrant’s revenues for the fiscal year ended September 30, 2009 were $14,171.  As of January 13, 2010, the aggregate market value of the voting and non-voting common equity of the registrant based upon the average bid and asked prices of such Common Stock, held by non-affiliates of the registrant was $519,225.  As of January 8, 2010, there were 713,000 shares of Common Stock outstanding.

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

*	changes in our business strategies;

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

Introduction .

We intend to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business.

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) n o or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

Effecting a Business Combination .

General.

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time until we identify a Target Business and enter into a Business Combination, if ever. A Business Combination may involve the acquisition of, or merger with, a company which desires to have a class of securities registered under the Exchange Act, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expenses, possible loss of voting control and compliance with various federal and state securities laws. As more fully described below under the heading “ Form of acquisition; Opportunity for stockholder approval ,” the proposed structure of any Business Combination may not require that we seek stockholder approval for the transaction and holders of our common stock may not have the opportunity to vote upon any such Business Combination.

We will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. To the extent we affect a Business Combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular Target Business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses.

Management expects that Target Business candidates could be brought to our attention from various unaffiliated sources, including members of the financial community, as well as accountants and attorneys who represent potential Target Business candidates. Target Business candidates may be brought to our attention by these unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to Target Businesses candidates they think we may be interested in on an unsolicited basis. Our sole officer and director, as well as his affiliates, may also bring to our attention Target Business candidates of which they become aware through their business contacts, as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In no event will our existing officer and director or stockholders, or any entity with which any of them is affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they may render in order to effectuate, the consummation of a Business Combination.   We may engage the services of professional firms or other individuals that specialize in business acquisitions, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation. We have not adopted any policies with respect to utilizing the services of consultants or advisors to assist in the identification of a Target Business, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in shares of our common stock.

Selection criteria of a Target Business.

Our management will have virtually unrestricted flexibility in identifying and selecting a prospective Target Business. We have not established any specific attributes or criteria (financial or otherwise) for prospective Target Businesses. In evaluating a prospective Target Business, our management will consider, among other factors, the following:

·	financial condition and results of operations;

·	growth potential;

·	experience and skill of management and availability of additional personnel;

·	capital requirements;

·	competitive position;

·	barriers to entry;

·	stage of development of the products, processes or services;

·	degree of current or potential market acceptance of the products, processes or services;

·	proprietary features and degree of intellectual property or other protection of the products, processes or services;

·	regulatory environment of the industry; and

·	costs associated with affecting the Business Combination.

These criteria are not intended to be exhaustive or to in any way limit the board of director’s unrestricted discretion to enter into a Business Combination with any Target Business. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management. In evaluating a prospective Target Business, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the Target Business’s incumbent management and inspection of its facilities, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a Target Business candidate before we consummate a Business Combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors, or others associated with the Target Business seeking our participation.

The time and costs required to select and evaluate a Target Business and to structure and complete the Business Combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately completed will result in a loss to us.

Lack of diversification.

We expect that we will be able to consummate a Business Combination with only one candidate given that, among other considerations, we will not have the resources to diversify our operations and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management's plan to offer a controlling interest to a Target Business in order to achieve a tax free reorganization, as described below, will render more than one Business Combination unlikely. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business and we will not be benefit from the possible spreading of risks or offsetting of losses. By consummating a Business Combination with a single entity, our lack of diversification may:

·

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a Business Combination, and

·	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the Target Business.

To a significant degree, our security holders will rely on management’s evaluation of a Target Business in making the decision to enter into a Business Combination. Management’s assessment of a Target Business will be based upon discussions with management of the Target Business and a review of due diligence material relating to the Target Business available to it during the evaluation period. Any such assessment may not be accurate.

Although we intend to scrutinize the management of a prospective Target Business when evaluating the desirability of effecting a Business Combination, we cannot assure you that our assessment of the Target Business’s management will prove accurate. In addition, we cannot assure you that future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our sole officer and director, if any, in the Target Business following a Business Combination cannot presently be stated with any certainty.

Given our current resources, we will likely seek a Business Combination with a privately-held company. Generally, very little public information exists about these companies and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential returns from entering into a Business Combination with such a company. If we do not uncover all material information about a Target Business prior to a Business Combination, we may not make a fully informed investment decision and we may lose money on our investment.

Form of acquisition; Opportunity for stockholder approval.

The manner in which we participate in a Business Combination will depend upon, among other things, the nature of the opportunity and the respective requirements and desires of management of our Company and of the Target Business. In addition, the structure of any Business Combination will be dispositive as to whether stockholder approval of the Business Combination is required.

It is likely that we will acquire our participation in a business opportunity by the acquisition of Target Company through the issuance of our common stock or other securities to the principals of the Target Business in exchange for all of the outstanding stock of the Target Company. Upon the consummation of such a transaction, the Target Company would be a wholly owned subsidiary of our Company. In the case of an acquisition, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders.

Although the terms of an acquisition of a Target Business cannot be predicted, it is likely that we will seek to structure a Business Combination to qualify as a tax free transaction under the Internal Revenue Code of 1986, as amended (the "Code"). One such form of “tax free” transaction, if structured properly, entails the exchange of capital stock of the Target Business for our capital stock. Under Section 368(a)(1) of the Code, in order for a stock exchange transaction to qualify as a "tax free" reorganization, the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Depending upon the relative negotiating strength of the parties, stockholders at the time of the Business Combination may retain substantially less than 20% of the total issued and outstanding shares of our Company. This could result in substantial additional dilution to the equity of those persons who were stockholders of our Company prior to such Business Combination.

In the case of a statutory merger or consolidation directly involving the Company, it might be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares of common stock. The necessity to obtain stockholder approval may result in delay and additional expense in the consummation of any proposed transaction, which we may not be able to fund, and will also give rise to certain appraisal rights to dissenting stockholders. Accordingly, management will seek to structure any Business Combination so as not to require stockholder approval.

In the case of either an acquisition or merger, our stockholders prior to the consummation of a Business Combination likely will not have control of a majority of the voting shares of the Company following a Business Combination. As part of such a transaction, all or a majority of the Company's then directors may resign and new directors may be appointed without any vote by stockholders.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for a Business Combination, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

Competition.

Our ability to consummate a Business Combination will be constrained by our lack of financial resources to provide to the Target Business. We expect that in the course of identifying, evaluating and selecting a Target Business, we may encounter intense competition from other entities having a business objective similar to ours. These include blank check companies that may have raised significant sums through sales of securities registered under federal securities laws that are seeking to carry out a business plan similar to ours and possess a significant competitive advantage over us both from a financial and personnel perspective. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through acquisitions. Many of these entities are well established and have extensive experience identifying and affecting business combinations directly or through affiliates. Moreover, nearly all of these competitors possess greater technical, human and other resources than us. In addition, we will experience competition from other modestly capitalized shell companies that are seeking to enter into business combinations with targets similar to those we expect to pursue. While we believe there may be numerous potential target candidates with which we could affect a Business Combination, our ability to compete in affecting a Business Combination with prime candidates will be limited by our lack of financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a Target Business.

If we succeed in effecting a Business Combination, there will be, in all likelihood, intense competition from competitors of the Target Business. We cannot assure you that, subsequent to a Business Combination, we will have the resources or ability to compete effectively.

Employees.

We have one executive officer. This individual is not obligated to devote any specific number of hours to our matters and intends to devote only as much time as he deems necessary to our affairs. The amount of time he will devote in any time period will vary based on whether a Target Business has been selected for the Business Combination and the particular stage of the Business Combination process. Accordingly, once management locates a suitable Target Business to acquire, we expect that he will spend more time investigating such Target Business and negotiating and processing the Business Combination than he would prior to locating a suitable Target Business. We do not expect to have any full time employees prior to the consummation of a Business Combination.

Our officer and director may engage in other business activities similar and dissimilar to those in which we are engaged without any limitations or restrictions applicable to such activities. To the extent that our management engages in such other activities, he will have possible conflicts of interest in diverting opportunities which would be appropriate for our Company to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us. Since we have not established any policy for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place his other business interests before ours. We cannot assure you that such potential conflicts of interest will not result in the loss of potential opportunities or that any conflict will be resolved in our favor. As of the date hereof, our sole officer and director is not involved with any other company having a business purpose similar to ours.

As a condition to, or in connection, with a Business Combination, our stockholders may direct our management to negotiate for the disposition of all or any portion of the shares of common stock owned by them, which could raise issues relating to a possible conflict of interest with any other security holders at the time of a Business Combination.

Periodic Reporting and Audited Financial Statements; Disclosure of Business Combination.

We will not acquire a Target Business if audited financial statements based on United States generally accepted accounting principles cannot be obtained for the Target Business. We cannot assure you that any particular Target Business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential Target Business will be able to prepare its financial statements in accordance with United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed Target Business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

Upon the consummation of a Business Combination, the Company will file with the Securities and Exchange Commission a current report on Form 8-K to disclose the Business Combination, the terms of the transaction and a description of the business and management of the Target Business, among other things, and will include audited consolidated financial statements of the Company giving effect to the Business Combination. Holders of the Company’s securities will be able to access the Form 8-K and other filings made by the Company on the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is “www.sec.gov.”

Employees

       As of January 13, 2010, we had a total of one (1) part-time employee.  The part-time employee is John B. Quam.  Currently, Mr. Quam devotes 20% of his time to the day-to-day operations of the Company.

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

Consultants

     The Company has no consultants.

ITEM 1A.

RISK FACTORS

An investment in the Company is highly speculative in nature and involves an extremely high degree of risk.

Our future success is highly dependent on the ability of management to consummate a Business Combination with an attractive Target Business.

The nature of our operations is highly speculative. The future success of our plan of operation will depend to a great extent on the operations, financial condition and management of the Target Business we may acquire. While management intends to seek a Business Combination with an entity having an established operating history, we cannot assure you that we will be successful in locating candidates meeting that criterion or in our efforts to consummate a Business Combination with such an entity.

The Company has no existing agreement for a Business Combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a Business Combination with an operating entity. We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a Business Combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a Business Combination on favorable terms.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a Business Combination with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude a Business Combination. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of a Business Combination. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We will have no revenues unless and until we enter into a Business Combination with an operating company that is generating revenues and otherwise is operating profitably.

We are a development stage company and have had no revenues from operations. We will not realize any revenues or generate any income unless and until we successfully merge with or acquire an operating business that is generating revenues and otherwise is operating profitably, if ever. We cannot assure you that we will be successful in concluding a Business Combination with an operating entity that is at the time of the transaction generating revenues.

Our sole officer and director has never been a principal of, nor has he ever been affiliated with, a company formed with a business purpose similar to ours.

Our sole officer and director has never served as an officer or director of a development stage public company with the business purpose of acquiring a Target Business. Furthermore, our sole officer or director has never been involved with a public shell company of any sort. Accordingly, you may not be able to adequately evaluate his ability to consummate successfully a Business Combination.

We likely will complete only one Business Combination, which will cause us to be dependent solely on a single business and a limited number of products, services or assets.

Given our limited financial resources and other considerations, it is likely we will complete a Business Combination with only one Target Business. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business and dependent upon the development or market acceptance of a single or limited number of products, processes or services. In this case, we will not be able to diversify our operations or benefit from the possible diversification of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations or asset acquisitions in different industries or different areas of a single industry so as to diversify risks and offset losses.

Given our limited resources and the significant competition for Target Businesses, we may not be able to consummate an attractive Business Combination.

We will encounter intense competition from other entities having business objectives similar to ours, including blank check companies, finance companies, banks, venture capital funds, leveraged buyout funds, operating businesses and other financial buyers competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting Business Combinations directly or through affiliates. Nearly all of these competitors possess greater technical, human and other resources than we do and our financial resources will be negligible when contrasted with those of many of these competitors.

It is likely that we will consummate a Business Combination with a private company for which limited information will be available to conduct due diligence.

We likely will seek a Business Combination with a privately-held company. Generally, very little public information exists about these companies or their management, and we will be required to rely on the ability of our management to obtain adequate information to evaluate the potential success of entering into a transaction with such a company. In addition, our management will only devote limited time to the business of the Company and will have available to it extremely limited financial resources with which to conduct due diligence. If our assessment of the Target Business’s operations and management is inaccurate or we are unable to uncover all material information about these companies, then we may not make a fully informed investment decision, and we may lose money.

If we consummate a Business Combination by way of an acquisition, we will not be required to submit such transaction to a vote of our stockholders.

If we consummate a Business Combination by way of an acquisition of the capital stock or assets of the Target Business, the transaction may be accomplished in the sole determination of management without any vote or approval by stockholders. Accordingly, holders of our securities at the time of any Business Combination may not have an opportunity to evaluate the Target Business or its management and will have to rely on the judgment of management in assessing the future profitability and viability of the Target Business.

A Business Combination with a foreign company may subject us to additional risks.

If we enter into a Business Combination with a foreign entity, we will be subject to risks inherent in business operations outside of the United States. These risks include:

·	unexpected changes in, or impositions of, legislative or regulatory requirements;
·	foreign currency exchange rate fluctuations;
·	potential hostilities and changes in diplomatic and trade relationships;
·	changes in duties and tariffs, taxes, trade restrictions, license obligations and other non-tariff barriers to trade;
·	burdens of complying with a wide variety of foreign laws and regulations;
·	longer payment cycles and difficulties collecting receivables through foreign legal systems;
·	difficulties in enforcing or defending agreements and intellectual property rights;
·	reduced protection for intellectual property rights in some countries;
·	potentially adverse tax consequences;
·	the ability of our stockholders to obtain jurisdiction over non-US based directors and officers; and
·	political and economic instability.

If the Target Business is not successful managing these risks among others, the Company’s business after the Business Combination may be negatively impacted.

Since we have not yet selected a particular industry or Target Business with which to complete a Business Combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Our plan of operation permits our board of directors to consummate a Business Combination with a company in any industry it chooses and is not limited to any particular industry or type of business. Accordingly, there is no current basis to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the Target Business which we may ultimately acquire. To the extent we complete a Business Combination with a company that does not have a stable history of earnings and growth or an entity in a relatively early stage of its development, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a Business Combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or Target Business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control.

Our long-term success will likely be dependent upon a yet to be identified management team which may be difficult to fully evaluate.

In the event we complete a Business Combination, the success of our operations will be dependent upon management of the Target Business and numerous other factors beyond our control. Although it is possible that our management will remain associated with the Target Business following a Business Combination, it is likely that the management team of the Target Business at the time of the Business Combination will remain in place given that they will have greater knowledge, experience and expertise than our management in the industry in which the Target Business operates as well as in managing the Target Business. Thus, even though our management may continue to be associated with us after a Business Combination, it is likely that we will be dependent upon a yet to be identified management team for our long-term success. As a result, you will not be able to fully evaluate the management team that we will likely be dependent upon for our long-term success prior to any Business Combination. Although we intend to scrutinize management of a prospective Target Business as closely as possible in connection with evaluating the desirability of affecting a Business Combination, we cannot assure you that our assessment of the management team will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company and the securities laws, which could increase the time and resources we must expend to assist them in becoming familiar with the complex disclosure and financial reporting requirements imposed on U.S. public companies. This could be expensive and time-consuming and could lead to various regulatory issues that may adversely affect our operations.

If we affect a Business Combination with a financially unstable company or an entity in the early stage of development or growth, we will be subject to greater risks than if we were to affect a Business Combination with a more established company with a proven record of earnings and growth.

Given our financial and personnel resources compared to our competitors, we may be limited to consummating a Business Combination with a company that is financially unstable or is in the early stage of development or growth, including an entity without established records of sales or earnings. To the extent we affect a Business Combination with a financially unstable or early stage or emerging growth company, we may be impacted by numerous risks inherent in the business and operations of such company that we would not be subject to if we were to effect a Business Combination with a more established company with a proven record of earnings and growth.

If we are unable to structure the Business Combination as a “tax free” transaction, potential Target Businesses could be deterred from entering into such a transaction.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain Business Combinations with us. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any Business Combination so as to minimize the federal and state tax consequences to both us and the Target Business; however, we cannot guarantee that the Business Combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

We expect to issue a significant number of new shares of our capital stock in a Business Combination, which will result in substantial dilution and a change in control of ownership of the Company.

Our Articles of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock and a maximum of 10,000,000 shares of preferred stock. Any Business Combination effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. In order to structure a Business Combination as a tax free transaction, federal tax laws require that the holders of the stock of the target must receive a number of shares of our capital stock equal to 80% or more of the voting stock of our Company, in which case our existing stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity, though it is likely they could own far less than 20% of our outstanding common stock after giving effect to a Business Combination. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a Business Combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected

We have not conducted any market research or identification of business opportunities, which may affect our ability to identify a Target Business.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a Business Combination as contemplated by us. Our management has not identified any specific Business Combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to enter into a Business Combination on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may, in many instances, act without the consent, vote or approval of our stockholders.

Our sole officer and director will apportion his time to other businesses which may cause conflicts of interest in his determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a Business Combination.

Our sole officer and director engages in other businesses and is not required to devote his full time or any specific number of hours to our affairs, which could create a conflict of interest when allocating his time between our operations and his other commitments. We do not have and do not expect to have any full time employees prior to the consummation of a Business Combination. If our officer’s and director’s other business affairs require him to devote more substantial amounts of time to such affairs, it could limit his ability to devote time to our affairs and could have a negative impact on our ability to consummate a Business Combination. We cannot assure you that these conflicts will be resolved in our favor.

Our sole officer and director may in the future become affiliated with entities engaged in business activities similar to those conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our sole officer and director may in the future become affiliated with entities, including other shell companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our sole officer and director may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities to which he may owe fiduciary duties. Accordingly, he may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential Target Business may be presented to another entity prior to its presentation to us and we may not be able to pursue a potential transaction.

Limitations on liability and indemnification matters.

As permitted by the corporate laws of the State of Delaware, we have included in our Articles of Incorporation a provision to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to certain exceptions. In addition, our By-Laws provide that we are required to indemnify our officers and directors under certain circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we will be required to advance expenses to our officers and directors as incurred in connection with proceedings against them for which they may be indemnified.

We have never paid dividends on our common stock.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. In the unlikely event we generated profits prior to a Business Combination, we expect to retain such earnings and re-invest them into the Company to further its business strategy.

Authorization of Preferred Stock.

Our Articles of Incorporation authorize the issuance of up to 10,000,000 shares of preferred stock with such designations, rights and preferences determined from time to time by the board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of authorized preferred stock, there can be no assurance that the Company will not do so in the future.

There are risks associated with forward-looking statements made by us and actual results may differ.

Some of the information in this Registration Statement contains forward-looking statements that involve substantial risks and uncertainties. These statements can be identified by the use of forward-looking words such as “may”, “will”, “expect”, “anticipate”, “believe”, “estimate”, and “continue”, or similar words. Statements that contain these words should be read carefully because they:

·	discuss our future expectations;

·	contain projections of our future results of operations or of our financial condition; and

·	state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this Registration Statement, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

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

Market Information

       The outstanding shares of Common Stock are traded over-the-counter and quoted on the OTC Bulletin Board ("OTCBB") under the symbol "BTWO".  The reported high and low bid and ask prices for the common stock are shown below for the period from November 7, 2008, the commencement of public trading, through September 30, 2009.

	Bid		Ask
	High	Low	High	Low
2008 Fiscal Year
Oct – Dec 2008	0.75	0.15	1.00	0.00
2009 Fiscal Year
Jan – Mar 2009	0.75	0.50	0.90	0.75
April – June 2009	0.75	0.50	0.90	0.75
July – Sept. 2009	0.65	0.65	1.50	1.50

       The bid and ask prices of the Company's common stock as of January 13, 2010 were $0.65 and $1.50 respectively, as reported on the OTCBB.  The OTCBB prices are bid and ask prices which represent prices between broker-dealers and do not include retail mark-ups and mark-downs or any commissions to the broker-dealer.  The prices do not reflect prices in actual transactions.  As of January 8, 2010, there were approximately 92 record owners of the Company's common stock.

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

Holders

As of the date of this report, we have approximately 92 shareholders of record of the Company’s common stock.

Rule 144 Shares

Because we are a shell company, none of our outstanding shares of common stock are available for resale by our shareholders to the public. This restriction will continue for a period of 12 months following our completion of a business combination.  In the future, we may issue shares without registration under the Securities Act in reliance upon exemptions from the registration requirements of the Securities Act, in which event those shares would be deemed “restricted securities” and may, in the future, become eligible for resale under Rule 144.

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

Overview

B2 Health, Inc. (the “Company” or “B2 Health”) was formed and registered as a Delaware corporation on March 8, 2006.  B2 Health was created to bring premium intersegmental traction beds to the healthcare industry by use of its BackrollerTM.  B2 Health operates through its wholly-owned subsidiary, Back 2 Health, Ltd., a Colorado corporation.  We have suspended our intersegmental traction bed operations and have no plans to further pursue that business plan.

As discussed elsewhere in this report, we intend to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize our status as a reporting company under the Securities Exchange Act of 1934, as amended.

The following discussion and analysis generally reflects the historical operations of our intersegmental traction bed business and should be read in conjunction with our Financial Statements and Notes thereto included herein.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital and stockholders’ deficit of $(3,809), compared with working capital and stockholders’ equity of $87,457 as of September 30, 2008.  The Company’s working capital and stockholder’s equity decreased during this time period primarily resulting from operating losses during the year ended September 30, 2009.

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

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on borrowings under the Credit Agreement as discussed above, the write-off of certain accounts receivable , as well as minor operating expenses associated with the day to day operations of the company.

As we have suspended operations of the intersegmental traction bed business, our current financial resources are considered adequate to wind down outstanding commitments resulting from those operations.  There currently are no plans to obtain any additional financing.

Other Business Opportunities

During 2008, we took advantage of an opportunity to purchase a quantity of designer jewelry inventory that was requested by Chris Christmas, LLC, a Denver, Colorado based jewelry designer.  Chris Christmas, LLC is controlled by Mr. Chris Christmas, a personal acquaintance of Mr. Quam.  Mr. Quam would also be deemed a promoter of Christmas & Company, a holding parent corporation of Chris Christmas, LLC.  The inventory was purchased for an aggregate of $25,959 and was immediately resold to Chris Christmas, LLC for an aggregate of $29,074.  As of September 30, 2009, an aggregate of $0 has been paid by Chris Christmas, LLC.  Due to various uncertainties, the balance of $29,074 was written-off and is included in general and administrative expenses.  We intend to vigorously pursue collection of this transaction.

During 2008, we took advantage of an opportunity to purchase a quantity of used book inventory that was requested by A Trillion Books, Inc., a Colorado Springs, Colorado based reseller of used books.  A Trillion Books is controlled by Mr. Stephen Calandrella, a shareholder of the Company.  The inventory was purchased for an aggregate of $8,903 and was immediately resold to Trillion Books for an aggregate of $9,970.   As of September 30, 2009, an aggregate of $2,000 has been paid by Trillion Books and a balance of $6,571 was still outstanding and unpaid.

Sources of Working Capital

From our inception on March 8, 2006 through September 30, 2009, our primary sources of working capital have come from sale of equity securities and short-term borrowings

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Results of Operations – Year ended September 30, 2009 compared to year ended September 30, 2008

For the year ended September 30, 2009 we had a net loss of $(111,118), or $(0.14) per share, compared to a net loss of $(91,133), or $(0.14) per share for the year ended September 30, 2008.  During the year ended September 30, 2009 we realized sales of $14,171 solely from the sale of books, with a cost of $12,653 resulting in a gross profit of $1,518.  During the year ended September 30, 2009 we collected $9,150 in accounts receivable previously written off.  During the year ended September 30, 2008 we realized sales of $31,401 from the sale of beds, resulting in a gross profit $2,613.  All our bed sales were generally promotional in nature.  Also during the year ended September 30, 2008 we realized additional sales of books and jewelry totaling $39,044 with a total cost of $34,862 resulting in a gross profit of $4,182.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  The net loss for the year ended September 30, 2009 also includes realized losses and unrealized gains on our marketable security investments as discussed below.

For the years ended September 30, 2009 and 2008, we incurred interest expense of $1,880 and $1,606, respectively, related to our short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the year ended September 30, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(60,336).  In addition, during the years ended September 30, 2009 and 2008 we earned $932 and $2,874, respectively, in investment dividends and interest on money market funds.  At September 30, 2009 we held various marketable security investments with a total market value of $32,445, resulting in unrealized gains of $19,852 at September 30, 2009, which are included in our comprehensive loss of $91,266 for the period.  For the year ended September 30, 2008 we realized a gain of $3,413 on sales of marketable securities.  We had no open marketable security positions at September 30, 2008, and as such no unrealized gains or losses were recorded for the year ended September 30, 2008.

Results of Operations – Period from Inception (March 8, 2006) through September 30, 2009

From our inception on March 8, 2006 to September 30, 2009, B2 Health had a net loss of $(270,799).  Since inception, we have realized sales of $42,399 from the sale of beds, resulting in a gross profit $2,877.  All our bed sales were generally promotional in nature.  We also recognized $53,215 from the sale of books and jewelry, resulting in a gross profit of $5,700.  Total revenues since inception are $95,614, on which we have realized a gross profit of $8,577.  During the period ended September 30, 2009 we collected $9,150 in accounts receivable previously written off.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  We also wrote-off $50,974 of accounts receivable which are also included in general and administrative expenses.

For the period from inception (March 8, 2006) through September 30, 2009 we have incurred interest expense of $4,139 related to short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  From inception through September 30, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(56,923).  In addition, we earned $3,806 in investment dividends and interest on money market funds.  At September 30, 2009 we held various marketable security investments with a total market value of $32,445, resulting in unrealized gains of $19,852 at September 30, 2009, which are included in our comprehensive loss of $250,947 for the period.

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

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2009

ITEM 7.       FINANCIAL STATEMENTS

       The following consolidated financial statements are filed as part of this report:

1.	Report of Independent Registered Public Accounting Firm – Ronald R. Chadwick, PC

2.	Consolidated Balance Sheet as of September 30, 2009 and September 30, 2008

3.	Consolidated Statements of Operations for the Years Ended September 30, 2009 and 2007 and for the period March 8, 2006 (inception) through September 30, 2009

4.	Consolidated Statements of Stockholders' Equity for the Years Ended September 30, 2009, 2008 and 2007

5.	Consolidated Statements of Cash Flows for the Years Ended September 30, 2009 and 2008 and for the period March 8, 2006 (inception) through September 30, 2009

6.	Notes to Consolidated Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

B2 Health, Inc.

Colorado Springs, Colorado

I have audited the accompanying consolidated balance sheets of B2 Health, Inc., a development stage company, as of September 30, 2008 and 2009, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from March 8, 2006 (inception) through September 30, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of B2 Health, Inc. as of September 30, 2008 and 2009, and the consolidated results of its operations and its cash flows for the years then ended and for the period from March 8, 2006 (inception) through September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado

Ronald R. Chadwick, P.C.

January 11, 2010

RONALD R. CHADWICK, P.C.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Sept. 30,
	2008	2009
ASSETS

Current assets
Cash	$ 85,842	$ 174
Accounts receivable	7,971	-
Inventory	3,412	3,412
Marketable securities		12,603
Total current assets	97,225	16,189

Total Assets	$ 97,225	$ 16,189

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 8,461	$ 4,816
Note payable - related party		13,875
Accrued interest payable	1,307	1,307
Total current liabilities	9,768	19,998

Total Liabilities	9,768	19,998

Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
775,500 shares issued and outstanding	78	78
Additional paid in capital	272,060	272,060
Treasury stock at cost (62,500 shares)	(25,000)	(25,000)
Deficit accumulated during the development stage	(159,681)	(270,799)
Accumulated other comprehensive income (loss)	-	19,852

Total Stockholders' Equity	87,457	(3,809)

Total Liabilities and Stockholders' Equity	$ 97,225	$ 16,189

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
			March 8, 2006
			(Inception)
	Year Ended	Year Ended	Through
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009
Sales	$ 70,445	$ 14,171	$ 95,614
Cost of goods sold	63,650	12,653	87,037
Gross profit	6,795	1,518	8,577
Operating expenses:
General and administrative	110,609	60,502	231,270
Other operating income:
Collections of bad debts	-	9,150	9,150
Gain (loss) from operations	(103,814)	(49,834)	(213,543)
Other income (expense):
Interest expense	(1,606)	(1,880)	(4,139)
Interest and dividend income	2,874	932	3,806
Realized gain (loss) on securities	3,413	(60,336)	(56,923)
	4,681	(61,284)	(57,256)
Income (loss) before provision for income taxes	(99,133)	(111,118)	(270,799)
Provision for income tax	-	-	-
Net income (loss)	$ (99,133)	$ (111,118)	$ (270,799)

Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	-	19,852	19,852

Comprehensive income (loss)	(99,133)	(91,266)	(250,947)
Net income (loss) per share
(Basic and fully diluted)	$ (0.14)	$ (0.14)
Weighted average number of
common shares outstanding	685,667	775,500

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
					Deficit
					Accum.	Accum.
					During the	Other	Stock-
	Common Stock		Paid In	Treasury	Development	Compre.	holders'
	Shares	Amount	Capital	Stock	Stage	Income (loss)	Equity

Balances at March 8, 2006	-	$ -	$ -	$ -	$ -	$ -	$ -
Sales of common stock	562,500	56	127,444				127,500
Repurchase of 62,500 shares
into treasury at cost from
a related party				(25,000)			(25,000)
Gain (loss) for the year					(28,466)		(28,466)
Balances at September 30, 2006	562,500	$ 56	$ 127,444	$ (25,000)	$ (28,466)	$ -	$ 74,034
Compensatory stock issuances	5,000	1	2,499				2,500
Gain (loss) for the year					(32,082)		(32,082)
Balances at September 30, 2007	567,500	$ 57	$ 129,943	$ (25,000)	$ (60,548)	$ -	$ 44,452
Sales of common stock (net of
deferred offering costs
of $65,862)	200,000	20	134,118				134,138
Compensatory stock issuances	8,000	1	7,999				8,000
Gain (loss) for the year					(99,133)		(99,133)
Balances at September 30, 2008	775,500	$ 78	$ 272,060	$ (25,000)	$ (159,681)	$ -	$ 87,457
Unrealized gain (loss) on securities						19,852	19,852
Gain (loss) for the year					(111,118)		(111,118)
Balances at September 30, 2009	775,500	$ 78	$ 272,060	$ (25,000)	$ (270,799)	$ 19,852	$ (3,809)

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			March 8, 2006
			(Inception)
	Year Ended	Year Ended	Through
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (99,133)	$ (111,118)	$ (270,799)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	8,000		10,500
Accounts receivable	(7,971)	7,971
Inventory	28,789		(3,412)
Accounts payable	(274)	(3,645)	4,816
Accrued interest payable	654		1,307
Realized (gain) loss on sale of securities	(3,413)	60,336	56,923

Net cash provided by (used for)
operating activities	(73,348)	(46,456)	(200,665)

Cash Flows From Investing Activities:
Deferred offering costs	(31,123)		(65,862)
Securities - purchases	(318,129)	(1,069,479)	(1,387,608)
Securities - sales	321,542	1,016,392	1,337,934
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(27,710)	(53,087)	(140,536)

(CONTINUED ON FOLLOWING PAGE)

See accompanying notes to these financial statements

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED FROM PREVIOUS PAGE)

			March 8, 2006
			(Inception)
	Year Ended	Year Ended	Through
	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	9,300	17,875	42,175
Notes payable - payments	(24,300)	(4,000)	(28,300)
Sales of common stock	200,000		327,500
Net cash provided by (used for)
financing activities	185,000	13,875	341,375

Net Increase (Decrease) In Cash	83,942	(85,668)	174

Cash At The Beginning Of The Period	1,900	85,842	-

Cash At The End Of The Period	$ 85,842	$ 174	$ 174

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

See accompanying notes to these financial statements

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the “Company”), was incorporated in the State of Delaware on March 8, 2006. The Company had planned to design, manufacture and market specialized chiropractic tables. However, that business plan has been suspended.  The Company is currently in the development stage and has limited operations to date.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of B2 Health, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2008 and 2009 the Company had no balance in its allowance for doubtful accounts.

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

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inventories

Inventories, consisting of customized chiropractic beds, are stated at the lower of cost or market (first-in, first-out method). Costs capitalized to inventory include the purchase price, transportation costs, and any other expenditures incurred in bringing the goods to the point of sale and putting them in saleable condition. Costs of good sold include those expenditures capitalized to inventory.

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

Sales and cost of goods sold

Of the $70,445 in sales in 2008, $31,401 resulted from the sale of chiropractic beds, $29,074 from jewelry sales, and $9,970 from the sale of used books, with corresponding cost of goods sold of $28,788, $25,959 and $8,903 respectively. Of the $14,171 in sales in 2009 all resulted from the sale of used books with a corresponding cost of goods sold of $12,653.

Marketable Securities

Marketable securities are classified as available-for-sale and are presented in the balance sheets at fair market value. Gains and losses are determined using the specific identification method. The Company had realized gains from the sale of marketable securities of $3,413 in 2008. No balance remained in the marketable securities account at September 30, 2008 and therefore the Company had no unrealized gains or losses. The Company had realized losses from the sale of marketable securities of $60,336 in 2009. The balance in the marketable securities account at September 30, 2008 was $12,603 and the Company had an unrealized gain of $19,852.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company accounts for income taxes pursuant to SFAS 109. The components of the Company’s deferred tax assets and liabilities are as follows:

	September 30, 2008	September 30, 2009
Deferred tax liability	$ -	$ -
Deferred tax asset arising from:
Net operating loss carryforwards	31,353	45,293
	31,353	45,293
Valuation allowance	(31,353)	(45,293)

Net Deferred Taxes	$ -	$ -

Income taxes at Federal and state statutory rates are reconciled to the Company’s actual income taxes as follows:

	September 30 2008	September 30 2009
Tax at federal statutory rate (15%)	$ (14,870)	$ (13,690)
State income tax (5%)	(4,957)	(4,563)
Book to tax differences	583	4,313
Change in valuation allowance	19,244	13,940
	$ -	$ -

NOTE 3.  LEASE

In 2008 the Company commenced leasing office space on a verbal, month to month basis at $1,000 per month. The lease was terminated in 2009.  Rent expense in 2008 and 2009 was $9,000 and $3,000 respectfully.

NOTE 4. NOTES PAYABLE

At September 30, 2009 the Company had $13,875 in notes payable outstanding to various related party individuals, unsecured, bearing no interest with principal due upon demand.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  GOING CONCERN

The Company has suffered recurring losses from operations. This condition raises substantial doubt about the Company’s ability to continue as a going concern. However, the Company has suspended its operations and intends to serve as a vehicle for a business combination through a merger, capital stock exchange, asset acquisition or other similar business combination with an operating or development stage business which desires to utilize its status as a reporting company under the Securities Exchange Act of 1934, as amended.  Management has no plans to raise additional capital given its current business plan, and considers its current financial resources sufficient to execute that plan and continue as a going concern.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK.

Not applicable

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s Principal Executive and Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures for purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports that the Company files under the Securities Exchange Act of 1934 (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. In performing its assessment of the Company's internal control over financial reporting, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this evaluation, the Company's Principal Executive and Financial Officer concluded that due to management’s failure to file its report on Internal Control over Financial Reporting for the period covered by this report on a timely basis, the Company's disclosure controls and procedures were not effective as of September 30, 2009.

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

The Principal Executive and Financial Officer, has conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of September 30, 2009, based on the criteria for effective internal control described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2009 due to material weaknesses in the system of internal control.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

       Our executive officers, key employees and directors and their respective ages and positions are set forth below:

Name	Age	Position

John B. Quam	45	President and Director

________________________________

John Bernett Quam, age 45, has been the President of B2 Health, Inc. since its inception on March 8, 2006.  When not engaged in the business of the Company, he maintains his position as Director of Sales with Charles Jacquin Liquor Distiller, where he has been employed since August of 1994 and is paid a monthly salary of approximately $11,500.  He was President and Chief Executive Officer of New World Publishing from June 1996 to April 1999.  He also served as a member on the Board of Directors for New World Publishing from June 1996 to April 1999.  Mr. Quam attended the University of Colorado, where he received a Bachelor’s of Science degree in Earth Sciences.

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

None.

ITEM 11.        EXECUTIVE COMPENSATION

The following table and discussions summarize all plan and non-plan compensation earned by or paid to our President for the period ending September 30, 2009.  No other executive officer received total annual salary and bonus of at least $100,000 during that period.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Options Awards	Non equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
John. B. Quam; President	2009	0	0	0	0	0	0	0	$-0-
	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2007	$48,000	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

Our President, Mr. Quam, was our only executive officer and receives no compensation.  Mr. Quam devotes approximately 20% of his time and attention to the business of the Company.  Beginning May, 2007, Mr. Quam agreed to waive his base salary until the Company has sufficient working capital to pay it.

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

Board Meeting and Compensation

During the fiscal year ended September 30, 2009 meetings of the Board of Directors were held both in person and telephonically, and business of the board was also conducted by written unanimous consent.  All Board members attended 100% of the Board meetings.  Directors are entitled to reimbursement of their expenses associated with attendance at such meeting or otherwise incurred in connection with the discharge of their duties as a Director. The Board of Directors has not adopted a compensation plan for outside directors.  During fiscal 2009, Directors were not compensated for their services as a Director.

During fiscal 2009 the entire Board of Directors assumed all responsibilities of the Audit, Compensation and Nominating Committees.  The board had no formal standing committees, but plans to create those committees when it determines that those committees would be beneficial.  No member of the Audit, Compensation or Nominating Committees will receive any additional compensation for his service as a member of that Committee.

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

During the fiscal year ended September 30, 2009, the audit committee had no meetings. The committee is responsible for accounting and internal control matters.  The audit committee:

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

The compensation advisory committee did not meet during fiscal 2009.  The compensation advisory committee:

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

 Our sole Director, Mr. Quam would not be deemed to be independent within the meaning of the National Association of Securities Dealers, Inc.'s listing standards.  For this purpose, a director is deemed to be independent if he does not possess any vested interests related to those of management and does not have any financial, family or other material personal ties to management.

The board of directors has not adopted a policy with regard to the consideration of any director candidates recommended by security holders, since to date the board has not received from any security holder a director nominee recommendation.  The board of directors will consider candidates recommended by security holders in the future. Security holders wishing to recommended a director nominee for consideration should contact Mr. John Quam, President, at the Company's principal executive offices located in Boulder, Colorado and provide to Mr. Quam, in writing, the recommended director nominee's professional resume covering all activities during the past five years, the information required by Item 401 of Regulation SB, and a statement of the reasons why the security holder is making the recommendation. Such recommendation must be received by the Company before September 30, 2010.

The board of directors believes that any director nominee must possess significant experience in business and/or financial matters as well as a particular interest in the Company's activities.

All director nominees identified in this proxy statement were recommended by our President and Chief Financial Officer and unanimously approved by the board of directors.

Shareholder Communications

Any shareholder of the Company wishing to communicate to the board of directors may do so by sending written communication to the board of directors to the attention of Mr. Quam, President , at the principal executive offices of the Company.  The board of directors will consider any such written communication at its next regularly scheduled meeting.

Any transactions between the Company and its officers, directors, principal shareholders, or other affiliates have been and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties on an arms-length basis and will be approved by a majority of the Company's independent, outside disinterested directors.

Code of Ethics

Our Board of Directors adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees during the fiscal year ended September 30, 2008.  We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics.  Such request should be made in writing and addressed to Investor Relations, B2 Health, Inc., 7750 N. Union Blvd., # 201, Colorado Springs, CO  80920.  Further, our Code of Business Conduct and Ethics has been filed as an exhibit to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 and can be reviewed on the website maintained by the SEC at www.SEC.gov.

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

The following table sets forth information, as of January 8, 2010 with respect to beneficial ownership of our common stock by:

*	each person who beneficially owns more than 5% of the common stock;
*	each of our executive officers named in the Management section;
*	each of our Directors; and
*	all executive officers and Directors as a group.

The table shows the number of shares owned as of January 8, 2010 and the percentage of outstanding common stock owned as of January 8, 2010.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

		Percent of Class
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership (2) (4)	Before Offering(3) (4)

Estate of John R. Overturf, Jr	177,500	24.89%
John B. Quam	52,500	7.36%
Triumph Capital, Inc.	50,000	7.01%
Webquest, Inc.	62,500	8.77%
Calandrella Family Foundation	62,500	8.77%
Glynn Hopkins, II 10940 S. Parker Road # 427 Parker, CO 80134	50,000	7.01%
Harlan B. Munn, III 5758 Singletree Lane Parker, CO 80134	50,000	7.01%
All officers and directors as a group (two persons)	230,000	32.26%

(1)	Unless otherwise stated, address is 7750 N. Union Blvd., Suite 201, Colorado Springs, CO 80920.
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

(3)	Shares and percentages beneficially owned are based upon 713,000 shares outstanding on January 8, 2010.
(4)	Does not include shares to be issued under the Credit Agreement between John Overturf, Jr. and the Company, dated April 3, 2007.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following table details the aggregate fees billed to the Company by Ronald R. Chadwick, PC its current accountant, for each of the last two fiscal years:

	2009	2008
Audit Fees	$11,000	$ 5,600
Audit-Related Fees		4,500
Tax Fees		0
All Other Fees	____________	0
Total	$11,000	$ 10,100

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

B2 HEALTH, INC.

Date: January 15, 2010	By__/s/ John Quam______ John Quam, President, Principal Executive Officer and Principal Financial Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
__/s/ John Quam_____ John Quam	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer & Director	January 15, 2010