Form 10-Q
period 2009-12-31
B2 HEALTH, INC.
filed 2010-02-22
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

As of February 15, 2010, the Registrant had 775,500 shares issued and 713,000 shares of its Common Stock outstanding.

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	Page

	Consolidated Balance Sheet as of September 30, 2009 and December 31, 2009 (unaudited)	5

	Consolidated Statements of Income and Comprehensive Income (Unaudited) for the three months ended December 31, 2008 and 2009; and, for the period of inception (March 8, 2006) through December 31, 2009	6

	Consolidated Statements of Cash Flows (Unaudited) for the three months ended December 31, 2008 and 2009 and for the period of inception (March 8, 2006) through December 31, 2009	7

	Notes to Consolidated Financial Statements (unaudited)	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

	Overview	12

	Liquidity and Capital Resources	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls & Procedures	16

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A	Risk Factors	18

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

PART 1.  FINANCIAL INFORMATION

Item 1.

   Financial Statements

The consolidated financial statements included herein have been prepared by B2 Health, Inc. (the Company) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such SEC rules and regulations.  In the opinion of management of the Company the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of December 31, 2008, and its results of operations for the three month periods ended December 31, 2008 and 2009 (unaudited) and its cash flows for the three month periods ended December 31, 2008 and 2009 (unaudited) and from March 8, 2006 (inception) through December 31, 2009.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto filed as a part of the Company's annual report on Form 10-K.

B2 HEALTH, INC.

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended December 31, 2009

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

		Dec. 31,
	Sept. 30,	2009
	2009	(Unaudited)
ASSETS
Current assets
Cash	$ 174	$ 121
Accounts receivable	-
Inventory	3,412	3,412
Marketable securities	12,603	4,901
Total current assets	16,189	8,434

Other	-
	-	-
Total Assets	$ 16,189	$ 8,434

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 4,816	$ 5,923
Note payable - related party	13,875	13,875
Accrued interest payable	1,307	1,307
Total current liabilities	19,998	21,105
Total Liabilities	19,998	21,105
Stockholders' Equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
775,500 shares issued and 713,000 outstanding	78	78
Additional paid in capital	272,060	272,060
Treasury stock at cost (62,500 shares)	(25,000)	(25,000)
Deficit accumulated during the development stage	(270,799)	(274,406)
Accumulated other comprehensive income (loss)	19,852	14,597
Total Stockholders' Equity	(3,809)	(12,671)
Total Liabilities and Stockholders' Equity	$ 16,189	$ 8,434

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME
(Unaudited)
			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009
Sales	$ 15,871	$ -	$ 95,614
Cost of goods sold	12,653	-	87,037
Gross profit	3,218	-	8,577
Operating expenses:
General and administrative	14,021	5,170	236,440
	14,021	5,170	236,440
Gain (loss) from operations	(10,803)	(5,170)	(227,863)
Other operating income:
Collections of bad debts	-	-	9150
Gain (loss) from operations	(10,803)	(5,170)	(218,713)
Other income (expense):
Interest expense	-	-	(4,139)
Interest and dividend income	856	-	3,806
Realized gain (loss) on securities	(7,114)	1,563	(55,360)
	(6,258)	1,563	(55,693)
Income (loss) before provision for income taxes	(17,061)	(3,607)	(274,406)
Provision for income tax	-	-	-
Net income (loss)	$ (17,061)	$ (3,607)	$ (274,406)
Other comprehensive income (loss) -
net of tax
Unrealized gain (loss) on securities	(12,917)	(5,255)	14,597
Comprehensive income (loss)	$ (29,978)	$ (8,862)	$ (259,809)
Net income (loss) per share
(Basic and fully diluted)	$ (0.06)	$ (0.01)
Weighted average number of
common shares outstanding	505,000	775,500

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$ (17,061)	$ (3,607)	$ (274,406)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances			10,500
Accounts receivable	(14,171)
Inventory			(3,412)
Accounts payable	(8,535)	1,107	5,923
Accrued interest payable			1,307
Realized (gains) loss on sale of securities	7,114	(1,563)	55,360

Net cash provided by (used for)
operating activities	(32,653)	(4,063)	(204,728)

Cash Flows From Investing Activities:
Deferred offering costs			(65,862)
Securities - purchases	(786,894)	-	(1,387,608)
Securities - sales	720,702	4,010	1,341,944
Treasury stock purchase			(25,000)
Net cash provided by (used for)
investing activities	(66,192)	4,010	(136,526)

(CONTINUED ON FOLLOWING PAGE)

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(CONTINUED FROM PREVIOUS PAGE)

			March 8, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	Through
	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2009

Cash Flows From Financing Activities:
Notes payable - borrowings	15,000		42,175
Note payable - payments			(28,300)
Sales of common stock			327,500

Net cash provided by (used for)
financing activities	15,000	-	341,375

Net Increase (Decrease) In Cash	(83,845)	(53)	121

Cash At The Beginning Of The Period	85,842	174	-

Cash At The End Of The Period	$ 1,997	$ 121	$ 121

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

B2 HEALTH, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the “Company”), was incorporated in the State of Delaware on March 8, 2006. The Company began with the intent to design and manufacture specialized chiropractic tables. Those efforts were unsuccessful and, as a result, the Company is currently in the development stage and has no significant operations to date.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 the Company had no balance in its allowance for doubtful accounts.

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

Income tax

The Company accounts for income taxes under ASC 740. Pursuant to ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Liquidity and Capital Resources

As of December 31, 2009, we had a working capital and stockholders’ deficit of $(12,671), compared with a working capital and stockholders’ deficit of $(3,809) as of September 30, 2009.  The Company’s working capital and stockholder’s equity decreased during this time period primarily resulting from operating losses during the three months ended December 31, 2009.

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

Our operating expenses since inception consist primarily of officer salaries and certain accounting and legal costs associated with our financial reporting, interest on borrowings under the Credit Agreement as discussed above, the write-off of certain accounts receivable, as well as minor operating expenses associated with the day to day operations of the company.

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

Sources of Working Capital

From our inception on March 8, 2006 through December 31, 2009, our primary sources of working capital have come from sale of equity securities and short-term borrowings

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Results of Operations – Three months ended December 31, 2009 compared to three months ended December 31, 2008

For the three months ended December 31, 2009 we had a net loss of $(3,607), or $(0.01) per share, compared to a net loss of $(17,061), or $(0.06) per share for the three months ended December 31, 2008.  During the three months ended December 31, 2009 we had no sales.  During the three months ended December 31, 2008 we realized sales of $15,871.   A total of $14,171 was realized from the sale of books, with a cost of $12,653 resulting in a gross profit of $1,518.  The balance of the Company sales of $1,700 for the three months ended December 31, 2008 resulted from the collection of a previously written off account receivable.  The net losses during both periods generally reflect our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.

The net losses for the three months ended December 31, 2009 and 2008 also include realized gains and losses on our marketable security investments.  Comprehensive losses for the three months ended December 31, 2009 and 2008 include unrealized losses on our marketable security investments.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  For the three months ended December 31, 2009 we purchased and sold various debt and equity securities resulting in a net gain of $1,563.  For the three months ended December 31, 2008 we purchased and sold various debt and equity securities resulting in a net loss of $(7,114).  In addition, during the three months ended December 31, 2009 and 2008 we earned $-0- and $856, respectively, in investment dividends and interest on money market funds.

At December 31, 2009 we held various marketable security investments resulting in unrealized losses of $(5,255) for the three months ended December 31, 2009, which are included in our comprehensive loss of $(8,862) for the period.  At December 31, 2008 we held various marketable security investments resulting in unrealized losses of $(12,917) for the three months ended December 31, 2008, which are included in our comprehensive loss of $(29,978) for the period.

Results of Operations – Period from Inception (March 8, 2006) through December 31, 2009

From our inception on March 8, 2006 to December 31, 2009, B2 Health had a net loss of $(274,406).  Since inception, we have realized sales of $42,399 from the sale of beds, resulting in a gross profit $2,877.  All our bed sales were generally promotional in nature.  We also recognized $53,215 from the sale of books and jewelry, resulting in a gross profit of $5,700.  Total revenues since inception are $95,614, on which we have realized a gross profit of $8,577.  During the period ended December 31, 2009 we collected $9,150 in accounts receivable previously written off.  The net loss primarily reflects our ongoing general and administrative expenses consisting mainly of certain accounting and legal fees associated with our financial reporting, as well as other organization and marketing costs.  We also wrote-off $50,974 of accounts receivable which are also included in general and administrative expenses.

For the period from inception (March 8, 2006) through December 31, 2009 we have incurred interest expense of $4,139 related to short term borrowings.

In 2008, we opened a brokerage account to take advantage of various short-term marketable investment security opportunities.  From inception through December 31, 2009 we purchased and sold various debt and equity securities resulting in a net loss of $(55,360).  In addition, we earned $3,806 in investment dividends and interest on money market funds.  At December 31, 2009 we held various marketable security investments resulting in unrealized gains of $14,597 for the period , which are included in our comprehensive loss of $259,809 for the period.

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

b)

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

B2 HEALTH, INC.

Date: February 22, 2010	By /s/ John Quam________
John Quam, President, Principal Executive Officer and Principal Financial Officer