Form 10-Q
period 2010-03-31
B2 HEALTH, INC.
filed 2010-05-17
CIK 1394638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     |X| Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities
                              Exchange Act Of 1934

                  For the quarterly period ended March 31, 2010

        |_| Transition Report Under Section 13 or 15(D) Of The Securities
                              Exchange Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: ________

                                 B2 HEALTH, INC.
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      20-4456503
 ----------------------------               ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
     of incorporation or
        organization)

                           7750 N. Union Blvd., # 201
                           Colorado Springs, CO 80920
                       ---------------------------------
          (Address of principal executive offices, including Zip Code)

                                  719-266-4554
                     --------------------------------------
                (Issuer's telephone number, including area code)

      (Former name or former address if changed since last report) Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [X]    No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                 Accelerated filer         [ ]
Non-accelerated filer   [ ]                Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 713,000 shares of common stock as of May 10, 2010.

                                 B2 HEALTH, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                          Quarter Ended March 31, 2010

                                 B2 Health, Inc.
                          (A Development Stage Company)
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS



                                                                            Page

CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated balance sheets                                       1
            Consolidated statements of operation                            2-3
            Consolidated statements of cash flows                             4
            Notes to consolidated financial statements                      5-6

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

                                                      September 30,    March 31,
                                                           2009           2010
                                                      -------------    ---------
                                     ASSETS
Current assets
   Cash                                               $      174      $     750
   Inventory                                               3,412          3,412
   Marketable securities                                  12,603            120
                                                      -----------    -----------
      Total current assets                                16,189          4,282
                                                      -----------    -----------
 Total Assets                                         $   16,189     $    4,282
                                                      ===========    ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

 Current liabilities
   Accounts payable                                   $    4,816     $   10,945
   Note payable - related party                           13,875         16,175
   Accrued interest payable                                1,307          1,307
                                                      -----------    -----------
      Total current liabilities                           19,998         28,427
                                                      -----------    -----------
 Total Liabilities                                    $   19,998     $   28,427
                                                      ===========    ===========
 Stockholders' Equity
   Preferred stock, $.0001 par value;
    10,000,000 shares authorized; none
    issued and outstanding                                    --             --
   Common stock, $.0001 par value;
    50,000,000 shares authorized;
    775,500 shares issued and 713,000
    shares outstanding                                        78             78
   Additional paid in capital                            272,060        272,060
   Treasury stock at cost (62,500 shares)                (25,000)       (25,000)
   Deficit accumulated during the development stage     (270,799)      (289,048)
   Accumulated other comprehensive income (loss)          19,852         17,765
                                                      -----------    -----------
 Total Stockholders' Equity                               (3,809)       (24,145)
                                                      -----------    -----------
 Total Liabilities and Stockholders' Equity           $   16,189     $    4,282
                                                      ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                Three Months     Three Months
                                                   Ended            Ended
                                                Mar. 31, 2009    Mar. 31, 2010
                                                -------------    -------------

 Sale                                           $         --     $         --
 Cost of goods sold                                       --               --
                                                -------------    -------------
 Gross profit                                             --               --
                                                -------------    -------------
 Operating expenses:
    General and administrative                        11,895           18,942
                                                -------------    -------------
                                                      11,895           18,942

                                                      11,895           18,942
                                                -------------    -------------
 Other operating income:
       Previously written off receivables              7,450            3,300
                                                -------------    -------------
 Gain (loss) from operations                          (4,445)         (15,642)
                                                -------------    -------------
 Other income (expense):
      Interest expense                                (1,082)              --
      Interest and dividend income                       112               --
      Realized gain (loss) on securities             (52,682)           1,000
                                                -------------    -------------
                                                     (53,652)           1,000
                                                -------------    -------------
 Income (loss) before provision for income taxes     (58,097)         (14,642)
 Provision for income tax                                 --               --
                                                -------------    -------------
 Net income (loss)                              $    (58,097)    $    (14,642)

 Other comprehensive income (loss) - net of tax
 Unrealized gain (loss) on securities                 16,232           (3,168)
                                                -------------    -------------
 Comprehensive income (loss)                    $    (41,865)    $    (11,474)
                                                =============    =============
 Net income (loss) per share
 (Basic and fully diluted)                      $      (0.06)    $      (0.01)
                                                =============    =============
 Weighted average number of
 common shares outstanding                           713,000          713,000
                                                =============    =============


           The accompanying notes are an integral part of this report

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                        March 8,
                                                                          2006
                                           Six Months     Six Months   (Inception)
                                              Ended         Ended       Through
                                            Mar. 31,       Mar. 31,      Mar. 31,
                                              2009           2010         2010
                                           -----------    ----------   -----------

 Sales                                     $   15,871     $       -     $  95,614
 Cost of goods sold                            12,653             -        87,037
                                           -----------    ----------    ----------
 Gross profit                                   3,218             -         8,577
                                           -----------    ----------    ----------
 Operating expenses:
      General and administrative               25,916        24,112       255,382
                                           -----------    ----------    ----------
                                               25,916        24,112       255,382
                                           -----------    ----------    ----------
 Gain (loss) from operations                  (22,698)      (24,112)     (246,805)
                                           -----------    ----------    ----------
 Other operating income:
       Previously written off receivables       7,450         3,300        12,450
                                           -----------    ----------    ----------
 Gain (loss) from operations                  (15,248)      (20,812)     (234,355)
                                           -----------    ----------    ----------
 Other income (expense):
      Interest expense                         (1,082)            -        (4,139)
 Interest and dividend income                     968             -         3,806
 Realized gain (loss) on securities           (59,796)        2,563       (54,360)
                                           -----------    ----------    ----------
 Total other income (expense)                 (59,910)        2,563       (54,693)
                                           -----------    ----------    ----------
 Income (loss) before provision for
   income taxes                               (75,158)      (18,249)     (289,048)
 Provision for income tax                           -             -             -
                                           -----------    ----------    ----------
 Net income (loss)                         $  (75,158)    $ (18,249)    $(289,048)

 Other comprehensive income (loss) -
 net of tax Unrealized gain (loss) on
 securities                                     3,315        (2,087)       17,765
                                           -----------    ----------    ----------
 Comprehensive income (loss)               $  (71,843)    $ (20,336)    $(271,283)
                                           ===========    ==========    ==========
 Net income (loss) per share
(Basic and fully diluted)                  $    (0.10)    $   (0.03)
                                           ===========    ==========
 Weighted average number of common
     shares outstanding                       713,000       713,000
                                           ===========    ==========


The accompanying not es are an integral part of the consolidated financial statements.

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                        March 8,
                                                                          2006
                                           Six Months     Six Months   (Inception)
                                              Ended         Ended       Through
                                            Mar. 31,       Mar. 31,      Mar. 31,
                                              2009           2010         2010
                                           -----------    ----------   -----------

Cash Flows From Operating Activities:
   Net income (loss) during the
    development stage                      $  (75,158)   $  (18,249)   $ (289,048)
   Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
     Compensatory stock issuances                                          10,500
     Accounts receivable                      (14,171)            -             -
     Inventory                                                             (3,412)
     Accounts payable                          (1,435)        6,129        10,945
     Accrued interest payable                                               1,307
     Realized (gains) loss on sale
      of securities                            59,796             -        56,923
                                           -----------   -----------   -----------
      Net cash provided by (used for)
             operating activities             (30,968)      (12,120)     (212,785)
                                           -----------   -----------   -----------
 Cash Flows From Investing Activities:
      Deferred offering costs                                             (65,862)
      Securities - purchases                 (871,636)            -    (1,387,608)
      Securities - sales                      799,564        10,396     1,348,330
      Treasury stock purchase                       -             -       (25,000)
                                           -----------   -----------   -----------
      Net cash provided by (used for)
        investing activities                  (72,072)       10,396      (130,140)
                                           -----------   -----------   -----------
 Cash Flows From Financing Activities:
     Notes payable - borrowings                17,750         2,300        44,475
     Note payable - payments                                              (28,300)
     Sales of common stock                                                327,500
                                           -----------   -----------   -----------
      Net cash provided by (used for)
        financing activities                   17,750         2,300       343,675
                                           -----------   -----------   -----------
 Net Increase (Decrease) In Cash              (85,290)          576           750

 Cash at the Beginning of the Period           85,842           174             -
                                           -----------   -----------   -----------
 Cash at the End of the Period             $      552    $      750    $      750
                                           ===========   ===========   ===========
 Schedule Of Non-Cash Investing And
 Financing Activities
 ----------------------------------
       None

 Supplemental Disclosure
   Cash paid for interest                  $    1,082    $        -    $        -
   Cash paid for income taxes              $        -    $        -    $        -

The accompanying notes are an integral part of the consolidated financial statements

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

B2 Health, Inc. (the "Company"), was incorporated in the State of Delaware on March 8, 2006. The Company plans to design and manufacture specialized chiropractic tables. The Company is currently in the development stage and has no significant operations to date.

Basis of Presentation
---------------------

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

Fiscal year
-----------

The Company has chosen September 30 as a year end.
Principles of consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of B2 Health, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents
-------------------------

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2010 the Company had no balance in its allowance for doubtful accounts.

Property and equipment
----------------------

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

Revenue recognition
-------------------

Revenue is recognized on an accrual basis as earned under contract terms.

Use of Estimates
----------------

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

Income tax
----------

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

Net income (loss) per share
---------------------------

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments
---------------------

The carrying value of the Company's financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Marketable Securities
---------------------

Marketable securities are classified as available-for-sale and are presented in the balance sheets at fair market value. Gains and losses are determined using the specific identification method.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

      The Company was formed in March 2006 to design, manufacture and sell chiropractic tables and beds. The Company generated only limited revenue and essentially abandoned its business plan in March 2008.

      On March 22, 2010 the Company signed a letter of intent to acquire BFK Franchise Company, Ltd. for 9,000,000 shares of the Company's common stock.

      BFK, which conducts business under the trade name, BRICKS 4 KIDS(TM), offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO(R) bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children's lively imaginations and build self-confidence. BFK's programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO(R) bricks.

      The closing of the acquisition of BFK is pending.

Item 4T.  Controls and Procedures.

      (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

      (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 6.  Exhibits

Exhibits

  31.1            Certification   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

  31.2            Certification   pursuant   to   Section   302  of  the
                  Sarbanes-Oxley Act of 2002.

  32              Certification   pursuant   to   Section   906  of  the
                  Sarbanes-Oxley Act.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      B2 HEALTH, INC.


May 14, 2010                           By:   /s/ John Quam
                                             ------------------------------
                                             John Quam, Principal
                                             Executive, Financial and
                                             Accounting Officer