Form 10-Q
period 2010-06-30
CREATIVE LEARNING Corp
filed 2010-08-23
CIK 1394638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange Act Of 1934

                  For the quarterly period ended June 30, 2010

[ ] Transition  Report Under Section 13 or 15(D) Of The  Securities  Exchange
     Act Of 1934

                  For the transition period from __________ to __________

                        Commission File Number: 000-52883

                          CREATIVE LEARNING CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                 20-4456503
 -------------------------------            -------------------------
 (State or other jurisdiction                   (I.R.S. Employer
     of incorporation or                       Identification No.)
        organization)

                              340 Paseo Reyes Drive
                             St. Augustine, FL 32095
                       ----------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (904)-825-0873
                                 --------------
                (Issuer's telephone number, including area code)

                                 B2 Health, INC.
                            7750 N. Union Blvd., #201
                           Colorado Springs, CO 80920
                      -----------------------------------
          (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                 Accelerated filer           [ ]
Non-accelerated filer   [ ]                 Smaller reporting company   [x]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes? [ ]    No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,800,000 shares of common stock as of August 10, 2010.

                                 B2 Health, Inc.
                          (A Development Stage Company)
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS



                                                                   Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets                                          1

Consolidated statements of operation                               2-3

Consolidated statements of cash flows                              4-5

Notes to consolidated financial statements                         6-8

                                      INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS


                                                                    June 30,
                                               Sept. 30,               2010
                                                2009               (Unaudited)
                                             ----------           ------------
                                ASSETS

Current assets
 Cash                                        $     174              $        -
 Inventory                                       3,412                   3,412
 Marketable securities                          12,603                     120
                                            ----------              ----------
       Total current assets                     16,189                   3,532
                                            ----------              ----------
         Other                                       -                       -
                                            ----------              ----------
Total Assets                                $   16,189              $    3,532
                                            ==========              ==========

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
 Accounts payable                           $    4,816              $   30,526
 Note payable - related party                   13,875                  17,175
 Accrued interest payable                        1,307                   1,307
                                            ----------              ----------
        Total current liabilities               19,998                  49,008
                                            ----------              ----------
Total Liabilities                               19,998                  49,008
                                            ----------              ----------

Stockholders' Equity
  Preferred stock, $.0001 par value;
     10,000,000 shares authorized; none
     issued and outstanding                          -                       -
  Common stock, $.0001 par value;
     50,000,000 shares authorized;
     775,500 shares issued and outstanding          78                      78
  Additional paid in capital                   247,060                 247,060
  Deficit accumulated during the
     development stage                        (270,799)               (310,379)
  Accumulated other comprehensive
     income (loss)                              19,852                  17,765
                                            ----------              ----------
Total Stockholders' Equity                      (3,809)                (45,476)
                                            ----------              ----------

Total Liabilities and
   Stockholders' Equity                     $   16,189              $    3,532
                                            ==========              ==========



                   The accompanying notes are an integral part of the consolidated financial statements.

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME
                                   (Unaudited)

                                               Three Months      Three Months
                                                   Ended             Ended
                                               June 30, 2009     June 30, 2010
                                              --------------    --------------

Sales                                           $        -        $        -
  Cost of goods sold                                     -                 -
                                                ----------        ----------
Gross profit                                             -                 -
                                                ----------        ----------

Operating  expenses:
  General and administrative                        21,760            21,331
                                                ----------        ----------
                                                    21,760            21,331
                                                ----------        ----------

Gain (loss) from operations                        (21,760)          (21,331)
                                                ----------        ----------
Other operating income:
  Previously written off receivables                     -                 -
                                                ----------        ----------
Gain (loss) from operations                        (21,760)         (21,331)
                                                ----------        ----------
Other income (expense):
  Interest expense                                    (509)                -
  Interest and dividend income                          20                 -
  Realized gain (loss) on securities                11,945                 -
                                                ----------        ----------
                                                    11,456                 -
                                                ----------        ----------

Income (loss) before provision for income taxes    (10,304)          (21,331)
  Provision for income tax                               -                 -
                                                ----------        ----------
  Net income (loss)                             $  (10,304)       $  (21,331)

Other comprehensive income (loss) -
net of tax
  Unrealized gain (loss) on securities               5,433                 -
                                                ----------        ----------

Comprehensive income (loss)                     $   (4,871)       $  (21,331)
                                                ==========        ==========

Net income (loss) per share
  (Basic and fully diluted)                     $    (0.01)       $    (0.03)
                                                ==========        ==========
Weighted average number of
   common shares outstanding                       775,500           775,500
                                                ==========        ==========





           The accompanying notes are an integral part of this report.

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
            CONSOLIDATED STATEMENTS OF INCOME AND COMPRHENSIVE INCOME
                                   (Unaudited)

                                                                March 8, 2006
                              Nine Months       Nine Months      (Inception)
                                 Ended             Ended           Through
                             June 30, 2009     June 30, 2010    June 30, 2010
                            ----------------  ----------------  ---------------

Sales                          $   15,871         $        -       $    95,614
Cost of goods sold                 12,653                  -            87,037
                               ----------         ----------       -----------

Gross profit                        3,218                  -             8,577
                               ----------         ----------       -----------
Operating expenses:
   General and administrative      25,916             45,443           276,713
                               ----------         ----------       -----------
                                   25,916             45,443           276,713
                               ----------         ----------       -----------

Gain (loss) from operations       (25,968)           (45,443)         (268,136)
                               ----------         ----------       -----------
Other operating income:
  Previously written off
  receivables                       7,450              3,300            12,450
                               ----------         ----------       -----------
Gain (loss) from operations       (18,518)           (42,143)         (255,686)
                               ----------         ----------       -----------
Other income (expense):
  Interest expense                 (1,591)                 -            (4,139)
  Interest and dividend income        988                  -             3,806
  Realized gain (loss) on
   securities                     (47,851)             2,563           (54,360)
                               ----------         ----------       -----------
Total other income (expense)      (48,454)             2,563           (54,693)
                               ----------         ----------       -----------

Income (loss) before provision
 for income taxes                 (66,972)           (39,580)         (310,379)
Provision for income tax                -                  -                 -
                               ----------         ----------       -----------
Net income (loss)              $  (66,972)        $  (39,580)      $  (310,379)

Other comprehensive income
 (loss) - net of tax
   Unrealized gain (loss)
   on securities                    8,748             (2,087)           17,765
                               ----------         ----------       -----------

Comprehensive income (loss)    $  (58,224)        $  (41,667)      $  (292,614)
                               ==========         ==========       ===========

Net income (loss) per share
  (Basic and fully diluted)    $    (0.08)        $    (0.05)
                               ==========         ==========

Weighted average number of
 common shares outstanding        775,500            775,500
                               ==========         ==========




                   The accompanying notes are an integral part of the consolidated financial statements.

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  March 8, 2006
                                  Nine Months     Nine Months      (Inception)
                                    Ended            Ended           Through
                                 June 30, 2009   June 30, 2010    June 30, 2010
                                --------------   -------------    -------------

Cash Flows From Operating
 Activities:
   Net income (loss) during the
   development stage             $   (66,972)      $ (39,580)       $ (310,379)

Adjustments to reconcile net loss
 to net cash provided by (used for)
 operating activities:
   Compensatory stock issuances                                         10,500
   Accounts receivable               (14,171)              -                 -
   Inventory                               -                            (3,412)
   Accounts payable                    2,197          25,710            30,526
   Accrued interest payable                -                             1,307
   Realized (gains) loss on
     sale of securities               47,851               -            56,923
                                  ----------       ---------        ----------

Net cash provided by (used for)
 operating activities                (31,095)        (13,870)         (214,535)
                                  ----------       ---------        ----------

Cash Flows From Investing
 Activities:
    Deferred offering costs                                           (65,862)
    Securities - purchases          (922,269)              -        (1,387,608)
    Securities - sales               850,438          10,396         1,348,330
    Treasury stock purchase                                            (25,000)
                                  ----------       ---------        ----------
Net cash provided by (used for)
 investing activities                (71,831)         10,396          (130,140)
                                  ----------       ---------        ----------


                                                 (Continued On Following Page)

                                 B2 HEALTH, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                         (Continued From Previous Page)


                                                                  March 8, 2006
                                  Nine Months     Nine Months      (Inception)
                                    Ended            Ended           Through
                                 June 30, 2009   June 30, 2010    June 30, 2010
                                --------------   -------------    -------------
Cash Flows From Financing
Activities:
  Notes payable - borrowings     $    17,750       $   3,300        $   45,475
  Note payable - payments                                              (28,300)
  Sales of common stock                                                327,500
                                  ----------       ---------        ----------
Net cash provided by (used for)
 financing activities                 17,750           3,300           344,675
                                  ----------       ---------        ----------

Net Increase (Decrease) In Cash      (85,176)           (174)                -

Cash At The Beginning Of The Period   85,842             174                 -
                                  ----------       ---------        ----------

Cash At The End Of The Period     $      666       $       -        $        -
                                  ==========       =========        ==========

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

NOTE 2.     SUBSEQUENT EVENT

      On July 2, 2010 the Company acquired BFK Franchise Company, LLC, a Nevada limited liability company formed in May 2009, for 9,000,000 shares of the Company's common stock.

      BFK, which conducts business under the trade name, BRICKS 4 KIDS(R), offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO(R) bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children's lively imaginations and build self-confidence.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

      The Company was formed in March 2006 to design, manufacture and sell chiropractic tables and beds. The Company generated only limited revenue and essentially abandoned its business plan in March 2008.

      Unless otherwise indicated, any reference to the operations of the Company includes the operations of BFK.

BUSINESS OF BFK

Lego Bricks

      LEGO(R) is a line of construction toys manufactured by the Lego Group, a privately held company based in Billund, Denmark. The flagship product, Lego, consists of colorful interlocking plastic bricks and an accompanying array of gears, minifigures and various other parts. Lego bricks can be assembled and connected in many ways to construct such objects as vehicles, buildings, and even working robots. Anything constructed can then be taken apart, and the pieces used to make other objects. The toys were originally designed in the 1940s in Europe and have achieved an international appeal, with an extensive subculture that supports Lego movies, games, video games, competitions, and four Lego themed amusement parks.

Lego pieces of all varieties are a part of a universal system. Despite variation in the design and purpose of individual pieces over the years, each remains compatible in some way with existing pieces. Lego bricks from 1958 still interlock with those made in 2010, and Lego sets for young children are compatible with those made for teenagers.

      Bricks, beams, axles, gears, mini figures, and all other parts in the Lego system are manufactured to an exacting degree of precision. When snapped together, pieces must have just the right amount of strength and flexibility mixed together to stick together. They must stay together until pulled apart. They cannot be too easy to pull apart, or the resulting constructions would be unstable; they also cannot be too difficult to pull apart, since the disassembly of one creation in order to build another is part of the Lego appeal.

      Since it began producing plastic bricks, the Lego Group has released thousands of sets themed around a variety of topics including town and city, space, robots, pirates, Lego Trains, Racers, Vikings, castles, Bionicle, dinosaurs, holiday locations, scuba diving and undersea exploration, the wild west, the Arctic, airports and miners.

      The Lego range has expanded to encompass accessory motors, gears, lights, sensors, and cameras designed to be used with Lego components. Motors, battery packs, lights and switches are sold under the name Power Functions. The Technics line utilizes newer types of interlocking connections that are still compatible with the older brick type connections. The Technics line can often be motorized with Power Functions.

      Lego initiated a robotics line of toys called "Mindstorms" in 1998, and has continued to expand and update this range ever since. The product originated from a programmable brick developed at the MIT Media Lab and the name is taken from a paper written by a computer scientist and educator who developed the educational theory of constructionism, and whose research was at times funded by the Lego Group.

      The programmable Lego brick which is at the heart of these robotics sets has undergone several updates and redesigns, with the latest being called the 'NXT' brick, and sold under the brand name of Lego Mindstorms NXT 2.0 or 1.5. The set includes sensors that detect touch, light, sound and ultrasonic waves, with several others being sold separately, including an RFID reader. The intelligent brick can be programmed using software available for both Windows and Mac computers, and is downloaded onto the brick via Bluetooth.

Current Programs

IN-SCHOOL FIELD TRIPS. One-hour classes during school hours. Classes are correlated to the science for a particular grade level. Teacher guides, student worksheets, and step-by-step instruction are provided. Recommended fees: $5-$8 per student.

AFTER-SCHOOL CLASSES. One hour, one day a week class held after school. Recommended fees: $10-$15 per class per child, minimum commitment is usually 4 classes.

PRE-SCHOOL CLASSES. Classes can be held in pre-schools for children of pre-school ages. Recommended fees; $5-$7 per child.

CLASSES FOR HOME-SCHOOLED CHILDREN. Classes can be held in the home of one of the parents of a home-schooled child. Recommended fees: $8-$10 per child.

CAMPS. Normally 3 hours per day for 5 days. Camps can take place at schools or at other child-related venues. Children use Lego(R) bricks to explore various science and math concepts while working in an open, friendly environment. The material covered each session varies depending on students' ages, experience, and skill level. A new project is built each week. Architectural concepts are taught while assembling buildings, castles and other structures. Instructional content includes concepts of friction, gravity and torque, scale, gears, axles and beams. The curriculum can include the construction of a scaled model of the children's school or the school mascot. The children work and play with programmable LEGO(R) bricks along with electric motors, sensors, system bricks, and LEGO(R) Technic pieces (i.e. gears, axles, and beams). Recommended fees:
$125-$150/child. Children go home with a small Lego(R) project (cost about $5/child)

BIRTHDAY PARTIES. In the home of the birthday child. Recommended fees: $150 per party up to 10 children. If over 10 children the fee is $10/child.

SPECIAL EVENTS. Activities with Lego(R) bricks can be held in various locations including church centers, lodges, child-related venues, private schools, pre-schools, etc. Program can include parents, grandparents and all children in the family. Recommended fees: $5 per family.

Operating Units

      BFK operates through Corporate Creativity Centers and franchisees.

       A Corporate Creativity Center is a store-front location, owned and operated by BFK, where BFK coordinates in school field trips, after school classes, parties, camps and other programs - as well as the retail sales of LEGO(R) merchandise.

       As of August 10, 2010 BFK had:

          o    One Corporate  Creativity Center in Florida;
          o    Sixteen franchises in twelve states and one foreign country;

Franchise Program

       A franchisee pays a one-time, non-refundable franchise fee of $22,000 upon the execution of the franchise agreement and is required to pay BFK a royalty of 7% of the amount received from the operation of the franchise.

       The franchisee is granted an exclusive territory and a license to use the "Bricks 4 Kidz(R)" name and trademarks in the franchised territory. The franchisee is required to conform to certain standards of business practices. Each franchise is run as an independent business and, as such, is responsible its operation, including employment of adequate staff.

       Franchisees are permitted to assign their franchise provided that BFK receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and BFK receives a $5000 transfer fee.

       The term of the franchise is for ten years. BFK has the right to terminate any franchisee in the event of the franchisee's bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5000.

       In addition to the $22,000 franchise fee, a franchisee is advised that an additional investment of between $8,000 and $23,000 will be required for such things as equipment and supplies, insurance, marketing and working capital during the start-up phase of the business.

Capital Requirements

       The Company is in the development stage and has only generated limited revenue. The Company need additional capital to complete the development of its franchise business and to fund any operating losses. The Company will attempt to raise capital through the private sale of its common stock or other securities.

       The Company projects that its capital requirements for the twelve months ending August 31, 2011 will be as follows:

       Opening new Corporate Creativity Centers in
         Las Vegas, Phoenix, Duval County, Florida,
         and Broward County, Florida                      $320,000
       Advertising                                          60,000
       General and administrative expenses                 320,000
       Miscellaneous and contingency                       356,000

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2010, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

                                      CREATIVE LEARNING CORPORATION


August 23, 2010                       By: /s/ Brian Pappas
                                          ------------------------------
                                          Brian Pappas, Principal Executive,
                                          Financial and  Accounting Officer