Form 10-K
period 2010-09-30
CREATIVE LEARNING Corp
filed 2011-04-27
CIK 1394638

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2010.
                                        OR

      (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

Commission file number:  000-52883

                          CREATIVE LEARNING CORPORATION
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                         20-445603
      --------------------------------       ----------------------
      (State or other jurisdiction of         (I.R.S Employer
       incorporation or organization)          Identification No.)

        340 Paseo Reyes Drive, St. Augustine, FL                32095
     -------------------------------------------------      ------------
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (904) 825-0873 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                 Accelerated filer  [ ]

Non-accelerated filer    [ ]                 Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant's common stock on March 31, 2010, as quoted on the OTC Bulletin Board, was approximately $1,033,850.

As of April 20, 2011, the Registrant had 10,831,770 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

                                     PART I

Cautionary Statement Concerning Forward-Looking Statements

     This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as "believes", "expects", "anticipates", "intends", "plans", "estimates", "should", "likely" or similar expressions, indicates a forward-looking statement.

     The identification in this report of factors that may affect the Company's future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.  BUSINESS

                                    BUSINESS

     The Company was formed in March 2006 to design, manufacture and sell chiropractic tables and beds. The Company generated only changing revenue and essentially abandoned its business plan in March 2008.

     On July 2, 2010 the Company acquired BFK Franchise Company, LLC, a Nevada limited liability company formed in May 2009, for 9,000,000 shares of the Company's common stock.

     On the July 7, 2010, shareholders holding a majority of the Company's outstanding common stock approved an amendment to the Company's Articles of Incorporation changing the name of the Company to Creative Learning Corporation.

     Unless otherwise indicated, all references to the Company include the operations of BFK.

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

LEGO(R) Bricks

     LEGO(R) is a line of construction toys manufactured by the LEGO(R) Group, a privately held company based in Billund, Denmark. The flagship product, LEGO(R), consists of colorful interlocking plastic bricks and an accompanying array of gears, minifigures and various other parts. LEGO(R) bricks can be assembled and connected in many ways to construct such objects as vehicles, buildings, and even working robots. Anything constructed can then be taken apart, and the pieces used to make other objects. The toys were originally designed in the 1940s in Europe and have achieved an international appeal, with an extensive subculture that supports LEGO(R) movies, games, video games, competitions, and four LEGO(R) themed amusement parks.

     LEGO(R) pieces of all varieties are a part of a universal system. Despite variation in the design and purpose of individual pieces over the years, each remains compatible in some way with existing pieces. LEGO(R) bricks from 1958 still interlock with those made in 2010, and LEGO(R) sets for young children are compatible with those made for teenagers.

     Bricks, beams, axles, gears, mini figures, and all other parts in the LEGO(R) system are manufactured to an exacting degree of precision. When snapped together, pieces must have just the right amount of strength and flexibility mixed together to stick together. They must stay together until pulled apart. They cannot be too easy to pull apart, or the resulting constructions would be unstable; they also cannot be too difficult to pull apart, since the disassembly of one creation in order to build another is part of the LEGO(R) appeal.

     Since it began producing plastic bricks, the LEGO(R) Group has released thousands of sets themed around a variety of topics including town and city, space, robots, pirates, LEGO(R) Trains, Racers, Vikings, castles, Bionicle, dinosaurs, holiday locations, scuba diving and undersea exploration, the wild west, the Arctic, airports and miners.

     The LEGO(R) range has expanded to encompass accessory motors, gears, lights, sensors, and cameras designed to be used with LEGO(R) components. Motors, battery packs, lights and switches are sold under the name Power Functions. The Technics line utilizes newer types of interlocking connections that are still compatible with the older brick type connections. The Technics line can often be motorized with Power Functions.

     LEGO(R) initiated a robotics line of toys called "Mindstorms" in 1998, and has continued to expand and update this range ever since. The product originated from a programmable brick developed at the MIT Media Lab and the name is taken from a paper written by a computer scientist and educator who developed the educational theory of constructionism, and whose research was at times funded by the LEGO(R) Group.

     The programmable LEGO(R) brick which is at the heart of these robotics sets has undergone several updates and redesigns, with the latest being called the 'NXT' brick, and sold under the brand name of LEGO(R) Mindstorms NXT 2.0 or 1.5. The set includes sensors that detect touch, light, sound and ultrasonic waves, with several others being sold separately, including an RFID reader. The intelligent brick can be programmed using software available for both Windows and Mac computers, and is downloaded onto the brick via Bluetooth.

Current Programs Offered by BFK

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

       As of April 20, 2011 BFK had:

          o  one Corporate Creativity Center in Florida.
          o  46 franchises in 23 states and one foreign country.

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

     Franchisees are permitted to assign their franchise provided that BFK receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and BFK receives a $5,000 transfer fee.

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

Competition

     To the best of BFK's knowledge, there are no companies franchising a model similar to that of Bricks 4 Kidz(R). However, Play-Well Teknologies, with offices in San Anselmeo and Pleasanton, California, offers after-school classes, camps and birthday parties using LEGO(R) bricks. Vision Education and Media offers after school classes using LEGO(R) bricks in its office in New York City, NY. In addition, several other small businesses around the country offer after-school classes and vacation camps using LEGO(R) bricks. These classes and camps are typically held in elementary schools, middle schools and community colleges.

Government Regulation

     The offer and sale of franchises, and the operations of franchises in some respects, are regulated by the Federal Trade Commission and some state governments.

     In 1979 the Federal Trade Commission promulgated what became known as the FTC Franchise Rule. The FTC Franchise Rule requires detailed disclosure of a wide variety of information as a condition to selling a franchise, but the rule does not regulate the franchise relationship or require any filing or registration on the part of a franchisor. The FTC Franchise Rule requires that the franchisor provide a disclosure statement or prospectus to each prospective buyer prior to execution of a contract or payment of money relating to the franchise relationship.

     However, the FTC Franchise Rule is narrow and does not preempt state law, which often is stricter than the FTC Franchise Rule. As such, numerous states require franchise disclosure documents to be registered with the state authorities, and numerous states regulate the franchise relationship itself.

     California, Florida, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Texas, Utah, Virginia, Washington and Wisconsin all have franchise statues and regulations which typically require a franchisor to file or register its offering with the state government and to provide all prospective franchisees with the disclosure document.

     In these so called "registration states", state regulatory agencies review the franchisor's registration application, the franchise disclosure document, the proposed franchise agreement and any other agreements franchisees must sign. State regulators also review the financial condition of the franchisor, the background of the franchisor's executives and sales agents and provisions regarding the rights and remedies of the franchisor and the franchise as provided in the franchise agreement. These state agencies can deny registration if they believe that the sale of the franchise would be deceptive in any way.

     Numerous other states have laws regulating various facets of the relationship between the franchisee and franchisor. These "relationship laws" typically regulate franchisors' ability to terminate or refuse renewal of a franchise, contain provisions requiring that a franchisor have "good cause" before terminating or refusing to renew a franchise and may also address other issues such as the right of a deceased franchisee's heirs to continue the franchise after the original investor's death. Some laws require a franchisor to buy back excess inventory from the franchisee in the even of termination. Some state laws make it illegal for a franchisor to demand a general release from a franchisee as a condition of renewing or entering into a new agreement.

     Under the FTC Franchise Rule, the FTC has the authority to seek civil penalties against a franchisor for violations of the FTC Franchise Rule. Each of the "registration states" has similar authority to seek penalties for violations of their requirements. Violations may include the offer or sale of an unregistered franchise, failing to timely provide the disclosure document to a prospective franchisee or making misrepresentations in the franchise disclosure documents. Additionally, officers of the franchisor may have personal liability if they had knowledge of or participated in the violations.

     Individuals cannot sue a franchisor for a violation of the FTC Franchise Rule. However, most of the pre-sale disclosure states grant a private right of action for violation of the state statue and have remedies that typically include damages, rescission of the franchise agreement and attorneys' fees.

General

     The Company's offices are located at 340 Paseo Reyes Drive, St. Augustine, FL 32095. The Company leases this space at a rate of $2,000 per month until July 31, 2011.

     As of April 20, 2011 the Company employed five persons on a full time basis.

     The Company's website is www.bricks4kidz.com.

     LEGO(R) is a registered trademark of the LEGO(R) Group of companies which do not sponsor, authorize or endorse BFK's programs or its website.

ITEM 1A.  RISK FACTORS

     Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.   PROPERTIES

     See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS

     None.

ITEM 4.   REMOVED AND RESERVED


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

     On November 7, 2008, the Company's common stock began trading on the OTC Bulletin Board under the symbol "BTWO." Prior to that date, there was no established trading market for the Company's common stock. Between February 2010 and April 2011 the closing price of the Company's common stock ranged between $0.50 and $2.00. However, during this same period less than 120,000 shares traded.

     Shown below is the range of high and low quotations for our common stock for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low
         --------------                ----             ---
          12/31/08                        --              --
           3/31/09                     $0.90           $0.51
           6/30/09                     $0.90           $0.75
           9/30/09                     $0.65           $0.65

          12/31/09                     $0.65           $0.65
           3/31/10                     $1.01           $0.50
           6/30/10                     $2.00           $1.25
           9/30/10                     $1.75           $1.05


     As of April 20, 2011, the Company had 10,831,770 outstanding shares of common stock and 177 shareholders of record.

     Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company's Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

     The Company's Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the Company's directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of the Company's common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by the Company's management.

     See Items 1 and 7 of this report for information concerning shares of the Company's common stock which have been issued since July 1, 2010.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale or issuance of these shares of its common stock. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company's business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption form registration.

ITEM 6.  SELECTED FINANCIAL DATA

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Results of Operations

     Although from a legal standpoint the Company, on July 2, 2010, acquired BFK Franchise Company, for financial reporting purposes, the acquisition of BFK constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, with the result that BFK was deemed to have acquired the Company. As a result, the financial statements of the Company included as part of this report represent the activity of BFK from May 19, 2009 (the inception of BFK) to July 2, 2010, and the consolidated activity of BFK and the Company from July 2, 2010 forward.

     Since BFK was organized on May 19, 2009, and was only in operation for approximately four and a half months during the year ended September 30, 2009, a comparison of the Company's financial statements for the year ended September 30, 2010 with the Company's financial statements for the period ended September 30, 2009 would not be meaningful.

Liquidity and Capital Resources

      Sources and (uses) of funds for the years ended September 30, 2010 and 2009 are shown below:

                                                     Year Ended September 30,
                                                      2010             2009
                                                      ----             ----

        Cash used in operations (franchise sales
          royalties, facility operations)         $498,444          $ 37,500
        Bridge Loans                               200,000            49,844
                                                 ---------          --------
                                                  $698,444          $ 87,344
                                                  ========          ========

     Subsequent to July 2, 2010, the date the Company acquired BFK Franchise Company, the Company had the following transactions in its common stock:

     Between September 2010 and December 2010, the Company sold 55,342 units at a price of $3.00 per unit. Each Unit consisted of four shares of the Company's common stock and one warrant. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $3.00 per share. The Warrants expire on the earlier of July 31, 2013, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $4.00 for any ten of twenty consecutive trading days. The proceeds from the sale of the Units were used to open a new Corporate Creativity Center in Coral Springs, Florida, as well as for developing the Company's online Franchise Management Tool (the "FMT") that is used by franchisees for business management and general and administrative expenses.

     On June 24, 2010 the Company borrowed $100,000 from a franchisee. During the three months ended December 31, 2010 this loan was converted into 250,000 shares.

     On July 15, 2010 the Company borrowed $100,000 from three persons. During the three months ended December 31, 2010 these loans were converted into 215,902 shares. Of this amount, 62,500 shares had not been issued as of April 15, 2011.

     On December 28, 2010 the Company borrowed $10,000 from a franchisee. The loan was repaid on April 2, 2011. In partial consideration for providing this loan, the Company agreed to issue 7,500 shares to the franchisee. Of this amount, 2,500 shares have been issued as of April 15, 2011 and 5,000 shares remain to be issued.

     Between August 1, 2010 and March 1, 2011 the Company issued 35,000 shares for investor relations services.

     Between January 1, 2011 and February 1, 2011 the Company issued 100,000 shares to two persons for services rendered.

     On January 21, 2011 the Company issued 10,000 shares to an employee for services rendered.

     In March 2011 the Company granted a third party an option to purchase up to 667,000 shares at a price of $0.675 per share. The option expires on June 15, 2011. As of April 15, 2011 the option holder had purchased 160,000 shares.

     Between April 1, 2011 and April 15, 2011 the Company sold 99,500 shares, at a price of $1.00 per share, to a group of private investors.

     The Company has agreed to issue 50,000 shares to Dan O'Donnell, the Company's Vice President of Operations, for services rendered. As of April 15, 2011 these shares had not been issued.

     On February 27, 2011 the Company borrowed $15,000 from a third party. This loan was repaid on March 22, 2011. In partial consideration for providing this loan, the Company agreed to issue 2,500 shares to the lender. As of April 15, 2011, these shares had not been issued.

     Except as indicated, none of the shares listed above were issued to an officer, director, principal shareholder or an affiliate of the Company.

     As of April 20, 2011 the Company's operating cash requirements were approximately $63,000 per month.

     The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2011 will be as follows:

       General and administrative expenses                $343,200
       Marketing                                          $180,000
       Business development                               $100,000
       Opening new Corporate Creativity Centers           $200,000

     The Company will need to raise the capital it requires through the sale of its securities or from loans from third parties. The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. If additional financing is not available when needed, the Company may need to curtail operations. The Company may not be successful in raising the capital it needs.

     As of April 20, 2011 the Company did not have any outstanding short or long term loans and the Company's liabilities consisted of trade payables. In late February, early March 2011, the Company began to generate a positive cash flow from its operations. Notwithstanding the above, there is no assurance the Company's operations will be profitable or that the Company will continue to generate a positive cash flow.

Contractual Obligations

     The following table summarizes the Company's contractual obligations as of September 30, 2010:

                                    2011         2012      2013        Total
                                    ----         ----      ----        -----

Lease of corporate office         $24,000           --        --    $  24,000
Lease of Creative Learning Center $42,119      $44,175   $45,267     $131,561

Off-Balance Sheet Arrangements

     The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company's financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

     Other than as disclosed above, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company's liquidity increasing or decreasing in any material way.

     Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash

Critical Accounting Policies and Recent Accounting Pronouncements

     See Note 1 to the Company's financial statements included as part of this report for a discussion of the Company's critical accounting policies and recent accounting pronouncements, the adoption of which may have a material effect on the Company's financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the financial statements and accompanying notes included as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.    CONTROLS AND PROCEDURES

     An evaluation was carried out under the supervision and with the participation of management, including the Company's Principal Financial Officer and Principal Executive Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to management, including the Company's Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2010, the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company's principal executive officer and principal financial officer and implemented by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Brian Pappas, the Company's Principal Executive and Financial Officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

     Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2010.

     There was no change in internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

      None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The Company's officers and directors are listed below. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by Directors and serve at their discretion.

      Name                Age        Position
      ----                ---        --------
      Brian Pappas         59        President, Principal Financial Officer,
                                      Principal Accounting Officer, Secretary
                                      and Director
      Michelle Cote        40        Founder and a Director
      Dan O'Donnell        40        Vice President of Operations and a Director
      Jeff Pappas          56        Vice President of New Business Developments
      Steven Menscher      47        Director

     Brian Pappas has been an officer and Managing Member of BFK since May 2009. Between 1981 and 1998 Brian Pappas owned and operated (with his brother Jeff), Together Development Corporation, which sold franchises under the trade name "Together Dating Service." Mr. Pappas and his brother grew Together Development Corporation from 12 franchises to over 175 franchises which were located throughout the US, Canada, England, Netherlands and Germany. After Mr. Pappas sold Together Development Corporation in 1998 he opened Skater Paradise, Inc, which operated a chain of indoor skate parks in Massachusetts. After selling Skater Paradise, Inc in 2004 Mr. Pappas, until April, 2009, provided consulting services, and in some instances acted as the franchise development director for Zen Massage Center, WeekDay Gourmet, Shape up Sisters, Digicom Specialties, The Online Outpost, and Auction-It-Today. In the spring of 2009, Mr. Pappas met with Michelle Cote, the founder of Bricks 4 Kidz(R), and together they formed BFK in May 2009. Between 1981 and 1998 Mr. Pappas also co-owned and operated two advertising agencies, Cushing & Pappas and The Thought Process. Mr. Pappas graduated from Colgate University in 1973 with a Bachelor of Arts degree in mathematics and music.

     Dan O'Donnell has been an officer and Vice President of Operations of BFK since April 15, 2010. Between October 2009 and his association with BFK, Mr. O'Donnell developed the Franchise Marketing Tool (FMT) for BFK, which is an essential component of the Bricks 4 Kidz(R) franchise model. Between May 2000 and October 2009 Mr. O'Donnell was the Director of Franchise Operations for The Whole Child Learning Company, a franchisor of children's educational services, where he was responsible for the oversight of all daily operational activities, franchisee training and ongoing franchisee support. Mr. O'Donnell began his career in 1994 when he developed and launched a computer education program for children called Computer Kids Unlimited in Pittsburgh. Mr. O'Donnell attended the University of Pittsburgh at Titusville between August 1987 and May 1988 and Richard Bland College between August 1988 and May 1990.

     Jeff Pappas has been an officer and Vice President of New Business Development of BFK since April 15, 2010. Between 2007 and 2010, Mr. Pappas was the President/Managing Director for Bottom Line Group, a firm that provided consulting services to middle market food and beverage clients in the areas of corporate finance, corporate strategy, human resources, equity analysis, startup management, and intellectual property. Between 2003 and 2006 Mr. Pappas was a partner and Director for Acceleron Group, LLC, an agency similar to Bottom Line Group. Mr. Pappas received his Bachelor of Arts degree from Denison University (Granville, Ohio) in 1976.

     Michelle Cote co-founded BFK in May 2009 and founded Bricks 4 Kidz(R) in June, 2008. In her capacity as "founder", Ms. Cote advises BFK in the areas of creative development and new programs. Ms. Cote developed the Bricks 4 Kidz(R) concept and since early 2008 has been operating after-school classes, camps and birthday parties using LEGO(R) bricks. Between 2005 and 2008 Ms. Cote was a free lance architectural draftsman. Prior to that time Ms. Cote worked for an architectural firm in St. Augustine, FL. Ms. Cote received her B.A. degree from Flagler College in St. Augustine in 1991 with a major in Spanish/Latin American studies and graduated Cum Laude.

     Steven Menscher was appointed as director of the Company on July 30, 2010. Mr. Menscher is an attorney, a private investor, and an experienced executive specializing in all aspects of start-up companies, including legal, corporate planning and strategic planning. Since 1997, he has been the president of SeCure Files, Inc., an Aspen, Colorado based computer service company, Mr. Menscher has also been of counsel for Rohan Development Corporation of Los Angeles. Mr. Menscher is a graduate of the University of Colorado, Boulder, and the Pepperdine University School of Law.

     Brian Pappas, Michele Cote and Dan O'Donnell's longstanding relationship with the Company benefits the Company and its shareholders and qualifies them to be directors.

     Steven Menscher's experience with development stage companies benefits the Company and its shareholders and qualifies him to be a director.

     The Company does not have a compensation committee. The Company's directors serve as its audit committee.

     The Company's directors are not independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX. No director is a "financial expert" as that term is defined in the regulations of the Securities and Exchange Commission. The Company does not believe a financial expert is necessary since its revenues for the year ended September 30, 2010 were less than $500,000.

     The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe a Code of Ethics is needed at this time since the Company has only three officers.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table shows the compensation paid or accrued to the Company's executive officers during the years ended September 30, 2010 and 2009.

     Following the acquisition of BFK in July 2010, and as discussed in item 1 of this report, John Quam resigned as an officer and director and the other persons listed below were appointed as the new management of the Company.

                                            Stock  Option   All Other
Name and Principal    Fiscal  Salary Bonus Awards  Awards  Compensation
   Position            Year     (1)   (2)   (3)     (4)         (5)      Total
------------------     ----   ------ ----- ------  ------  ------------  -----

Brian Pappas,          2010  $75,000    --    --       --         --   $75,000
  Principal Executive,
  Financial and
  Accounting Officer

Michelle Cote,         2010       --    --    --       --    $70,102   $70,102
  Founder

Dan O'Donnell,         2010  $47,150    --    --       --         --   $47,150
  Vice President of
  Operations

Jeff Pappas,           2010  $34,000    --    --       --         --   $34,000
  Vice President of
  New Business
  Development

John Quam,             2010$      --    --    --       --         --        --
  President            2009$      --    --    --       --         --        --

(1)  The dollar value of base salary (cash and non-cash) earned.

(2)  The dollar value of bonus (cash and non-cash) earned.

(3) The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(4) The fair value of options granted computed in accordance with ASC 718 on the date of grant.

(5) All other compensation received that we could not properly report in any other column of the table.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2010. The Company does not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.

     The Company's directors act as its compensation committee. During the year ended September 30, 2010 each director participated in deliberations concerning executive officer compensation.

     During the year ended September 30, 2010, none of the Company's officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company's directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of April 20, 2011, information with respect to those persons owning beneficially 5% or more of the Company's common stock and the number and percentage of outstanding shares owned by each Director and officer and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

                                          Shares                Percent of
      Name and Address                    Owned             Outstanding Shares
      ----------------                    -----             ------------------
      Brian Pappas                      2,599,000 (1)               24%
      340 Paseo Reyes Drive
      St. Augustine, FL 32095

      Michele Cote                      1,800,000 (2)               17%
      340 Paseo Reyes Drive
      St. Augustine, FL 32095

      Dan O'Donnell                       100,000                    1%
      340 Paseo Reyes Drive
      St. Augustine, FL  32095

      Jeff Pappas                         125,000                    1%
      340 Paseo Reyes Drive
      St. Augustine, FL 32095

      Steven Menscher                     137,000                    1%
      725 Castle Creek Drive
      Aspen, CO 81611

      (All officers and directors       4,761,000                   44%
       as a group 5 persons)

(1) Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.

(2) Shares are held of record by MC Logic, LLC, a limited liability company controlled by Ms. Cote.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
          --------------------------------------

     For the year ended September 30, 2010 and 2009, Ronald R. Chadwick, P.C. ("Chadwick") served as the Company's independent registered public accounting firm. The following table shows the aggregate fees billed the Company for these periods by Chadwick.

                                  Year Ended                    Year Ended

                              September 30, 2010             September 30, 2009
                              ------------------             ------------------

      Audit Fees                   $19,500                         $ 11,000
      Audit-Related Fees           $ 1,500                                -

      Tax Fees                     $ 2,000                                -
      All Other Fees                     -                                -

     Audit fees represent amounts billed for professional services rendered for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's Form 10-Q and Form 10-K reports.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits                                          Page Number
--------                                          -----------
3.1.1 Articles of Incorporation                       (1)

3.1.2 Amendment to Articles of Incorporation

3.1.2 Bylaws                                          (1)

10    Agreement relating to the acquisition of BFK
      Franchise Company                               (2)

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications


(1) Incorporated by reference to the same exhibit filed with the Company's registration statement on Form SB-2, File #333-145999.

(2) Incorporated by reference to Exhibit 10.1 filed with the Company's report on Form 8-K dated July 2, 2010.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2009 and 2010

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                        Consolidated Financial Statements



                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----

REPORT OF INDEPENDENT REGISTERED
    PUBLIC ACCOUNTING FIRM                                                  1


CONSOLIDATED FINANCIAL STATEMENTS

      Consolidated balance sheets                                           2
      Consolidated statements of operations                                 3
      Consolidated statements of stockholders' equity                       4
      Consolidated statements of cash flows                                 5
      Notes to consolidated financial statements                            7

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                            Telephone (303) 306-1967
                               Fax (303) 306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Creative Learning Corporation
St. Augustine, Florida

I have audited the accompanying consolidated balance sheets of Creative Learning Corporation (formerly B2 Health, Inc.) as of September 30, 2009 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Creative Learning Corporation as of September 30, 2009 and 2010, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered a loss from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                             /s/ Ronald R. Chadwick, P.C.
February 21, 2011                            RONALD R. CHADWICK, P.C.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                    Sept. 30,       Sept. 30,
                                                       2009           2010
                                                    -----------  -------------
                                      ASSETS
   Current assets
          Cash                                      $  57,652    $     27,271
                                                    -----------  -------------
                Total current assets                   57,652          27,271
                                                    -----------  -------------
         Fixed assets                                                  41,743
         Less accumulated depreciation                                   (589)
         Other assets                                                   9,819
                                                    -----------  -------------
                                                            -          50,973
                                                    -----------  -------------

   Total Assets                                     $  57,652    $     78,244
                                                    ===========  =============

                        LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities

         Accounts payable                           $       -    $     39,700
         Note payable - rel. pty. - current
          portion                                         650             650
         Notes payable - current portion                              200,000
         Debt discount                                                (19,630)
         Accrued interest payable                                       6,350
         Due to shareholder                                             6,250
                                                    -----------  -------------
                Total current liabilities                 650         233,320
                                                    -----------  -------------
   Total Liabilities                                      650         233,320
                                                    -----------  -------------

   Stockholders' Equity (See Note 5)
        Creative Learning Corporation
         stockholders' equity
         Preferred stock, $.0001 par value;
          10,000,000 shares authorized; none
          issued and outstanding                            -               -
         Common stock, $.0001 par value;
          50,000,000 shares authorized;
          1,557,500 (2009) and 2,581,268 (2010)
          shares issued and outstanding                   156             258
         Additional paid in capital                    49,844         670,427
         Retained earnings (deficit)                    7,002        (771,027)
                                                    -----------  -------------
      Total Creative Learning Corporation
       stockholders' equity                            57,002        (100,342)
      Noncontrolling interest                               -         (54,734)
                                                    -----------  -------------
   Total Stockholders' Equity                          57,002        (155,076)
                                                    -----------  -------------
   Total Liabilities and Stockholders' Equity       $  57,652    $     78,244
                                                    ===========  =============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Year Ended         Year Ended
                                               Sept. 30,          Sept. 30,
                                               2009 (1)           2010 (1)
                                             --------------  ---------------

   Revenues                                  $      37,500   $      498,444
   Cost of revenues                                      -          261,516
                                             --------------  ---------------
   Gross profit                                     37,500          236,928
                                             --------------  ---------------
   Operating expenses:
        Depreciation                                                    589
        Bad debts                                                    29,500
        General and administrative                  30,499          962,613
                                             --------------  ---------------
                                                    30,499          992,702
                                             --------------  ---------------
   Gain (loss) from operations                       7,001         (755,774)
                                             --------------  ---------------
   Other income (expense):
        Interest expense                                             (6,975)
        Interest expense - debt discount                            (80,370)
        Interest income                                  1                1
        Other income                                                 10,355
                                             --------------  ---------------
                                                         1          (76,989)
                                             --------------  ---------------

   Income (loss) before provision for
    income taxes                                     7,002         (832,763)

   Provision for income tax                              -                -
                                             --------------  ---------------
   Net income (loss)                                 7,002         (832,763)
     Less: Net (income) loss attributable
     to non-controlling interest                         -           54,734
                                             --------------  ---------------
   Net income (loss) attributable
     to Creative Learning Corporation        $       7,002   $     (778,029)
                                             ==============  ===============

   Net income (loss) per share (Creative
     Learning Corporation)
   (Basic and fully diluted)                 $        0.01   $        (0.43)
                                             ==============  ===============
   Weighted average number of
     common shares outstanding                   1,038,000        1,793,575
                                             ==============  ===============

(1) As restated for a reverse acquisition on July 2, 2010


    The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                   Stockholders'
                                        Common Stock                                  Equity
                                                            Additional   Retained     Creative                           Total
                                                 Amount      Paid in    Earnings     Learning      Noncontrolling    Stockholders'
                                     Shares   ($.0001 Par)   Capital    (Deficit)   Corporation       Interest           Equity
                                    --------  ------------  ----------  ----------  ------------   ---------------    ------------

 Balances at September 30, 2008
  (1)                                      -    $        -   $       -     $     -    $        -      $      -         $         -
    Founders shares for cash       1,557,000           156      49,844                    50,000                            50,000
    Net income (loss) for the
     year                                                                    7,002         7,002                             7,002
                                   ---------    ----------   ---------  ----------   -----------    -----------        -------------

 Balances at September 30, 2009
  (1)                              1,557,000    $      156   $  49,844     $ 7,002    $   57,002      $      -         $    57,002
    Stock issued for reverse
     acquisition                     800,000            80     (26,410)                  (26,330)                          (26,330)

    Compensatory warrant issuances                             353,814                   353,814                           353,814

    Compensatory stock issuances     100,000            10     141,237                   141,247                           141,247

    Paid in capital - beneficial
      conversion feature                                        58,753                    58,753                            58,753

    Sales of common stock            124,268            12      93,189                    93,201                            93,201

    Net income (loss) for the
     year                                                                 (778,029)     (778,029)      (54,734)           (832,763)
                                   ---------    ----------   ---------  ----------   -----------    -----------        -------------
 Balances at September 30, 2010
   (1)                             2,581,268     $     258   $ 670,427   $(771,027)    $(100,342)     $(54,734)        $  (155,076)
                                   =========    ==========   =========  ==========   ===========    ===========        =============

(1) As restated for a reverse acquisition on July 2, 2010


    The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year Ended      Year Ended
                                                    Sept. 30,       Sept. 30,
                                                     2009 (1)       2010 (1)
                                                  ------------    ------------
Cash Flows From Operating Activities:
     Net income (loss)                            $     7,002     $   (832,763)

Adjustments to reconcile net loss to net
 cash provided by (used for) operating
   activities:
   Depreciation                                                            589
   Compensatory equity issuances                                       453,814
   Interest expense - debt discount                                     80,370
   Accrued payables                                                     25,970
   Other assets                                                         (9,819)
                                                  ------------    ------------
             Net cash provided by (used for)
              operating activities                      7,002         (281,839)
                                                  ------------    ------------
Cash Flows From Investing Activities:
   Fixed assets                                                        (41,743)
                                                  ------------    ------------
               Net cash provided by (used for)
                investing activities                        -          (41,743)
                                                  ------------    ------------
Cash Flows From Financing Activities:
   Notes payable - borrowings                             650          200,000
   Sales of common stock                               50,000           93,201
                                                  ------------    ------------

        Net cash provided by (used for)
         financing activities                          50,650          293,201
                                                  ------------    ------------
Net Increase (Decrease) In Cash                        57,652          (30,381)

Cash At The Beginning Of The Period                         -           57,652
                                                  ------------    ------------
Cash At The End Of The Period                     $    57,652     $     27,271
                                                  ============    ============

(1) As restated for a reverse acquisition on July 2, 2010

Schedule Of Non-Cash Investing And Financing Activities

In 2010 the Company issued 50,000 common shares in connection with notes payable for compensation recorded at $100,000, the Company issued 200,000 common stock purchase options in connection with notes payable for compensation recorded at $353,814, and the Company issued
800,000 shares of common stock pursuant to a reverse acquisition for net liabilities of $26,330.

Supplemental Disclosure
Cash paid for interest                            $         -     $        625
Cash paid for income taxes                        $         -     $          -



    The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Creative Learning Corporation (formerly B2 Health, Inc.) was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010 Creative Learning Corporation was acquired by BFK Franchise Company LLC in a transaction similar to a reverse acquisition. Creative Learning Corporation concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK Franchise Company LLC from May 19, 2009 (the inception of BFK Franchise Company) to July 2, 2010, and the consolidated activity of BFK Franchise Company LLC and Creative Learning Corporation from July 2, 2010 forward. BFK Franchise Company LLC and Creative Learning Corporation are hereinafter referred to collectively as the "Company". The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego
(R) bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

Principles of consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly  owned  subsidiary.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

Fiscal year

The Company employs a fiscal year ending September 30.

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

Nature of significant initial services and restricted funds

When an individual franchise is sold, the Company agrees to provide site location assistance, trademarks and training to the franchises. When the Company receives funds from the franchises which are required to be used for advertising, such funds are recorded as a liability until spent.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued):

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2009 and 2010 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2009 and 2010 of $6,600 and $110,000.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued):

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At September 30, 2010 the Company had net operating loss carryforwards of approximately $540,000 which begin to expire in 2030. The deferred tax asset of approximately $11,000 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in fiscal year 2010 was $110,000.

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

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           (Continued):

Minority Interest (Noncontrolling interest)

A subsidiary of the Company has minority members, representing ownership interests of 50% at September 30, 2010. The Company accounts for these minority, or noncontolling interests pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a noncontrolling interest are allocated to the noncontrolling interest based on the ownership percentage of the noncontrolling interest, even if that allocation results in a deficit noncontrolling interest balance.

NOTE 2.    REVERSE ACQUISITION

On July 2, 2010 Creative Learning Corporation entered into an agreement to exchange securities (the "Agreement") with BFK Franchise Company LLC, acquiring 100% of the outstanding membership interests of BFK Franchise Company LLC through the Agreement calling for the issuance of 9,000,000 shares of its common stock. As of September 30, 2010, 1,557,000 shares had been issued under the Agreement, with 7,443,000 shares remaining to be issued. The transaction was accounted for similar to a reverse acquisition as the members of BFK Franchise Company LLC retained the majority of the outstanding common stock of Creative Learning Corporation after the share exchange. The accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of BFK Franchise Company LLC, while 100% of the net liabilities of Creative Learning Corporation valued at $(26,330) consisting of accounts payable of $26,330, were recorded as being acquired in the reverse acquisition for its
800,000 outstanding common shares. Subsequent to the July 2, 2010 recapitalization, Creative Learning Corporation and BFK Franchise Company LLC remain separate legal entities (with Creative Learning Corporation as the parent of BFK Franchise Company LLC). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of Creative Learning Corporation prior to the July 2, 2010. Creative Learning Corporation concurrent with the transaction changed its name from B2 Health, Inc. to Creative Learning Corporation. Effective with the July 2, 2010 Agreement the Company sold its 100% owned subsidiary Back 2 Health, Ltd. to a company related by common control for a nominal fee.

NOTE 3.    RELATED PARTY TRANSACTIONS

In fiscal year 2009 and 2010 the Company paid companies related by common control approximately $2,300 and $0 for advertising, $10,000 and $89,000 for consulting, $0 and $31,000 for franchise expenses, $0 and $39,000 for franchise training, and $0 and $158,000 for commissions.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010

NOTE 4.    FIXED ASSETS

Fixed asset values recorded at cost are as follows:

                                  September 30, 2010

Furniture & Fixtures                    $ 31,763
Equipment                                  9,981
                                      ----------
                                          41,744
Less accumulated depreciation               (589)
                                      -----------
Total                                   $ 41,155
                                      ===========

Depreciation expense in fiscal year 2010 was $589.


NOTE 5.    NOTES PAYABLE

At September 30, 2009 and 2010 the Company had a note payable to a related party of $650, unsecured, due in December 2010, and bearing simple interest at 5% per annum.

At September 30, 2010 the Company also had $100,000 in notes outstanding to individuals, unsecured, to be repaid from proceeds of a private placement offering of the Company's common stock which was commenced in July 2010, with 1% interest monthly on the outstanding balance. If one of the notes, for $50,000, was not repaid by July 1, 2010, the Company is required to pay $5,000 per month from mid-July 2010 forward until the note is retired. Pursuant to note terms, the lenders were to also receive 50,000 common shares by June 2010 (which remained due at September 30, 2010), and upon repayment of the notes have the right to purchase 200,000 shares of the Company at $.50 per share.

At September 30, 2010 the Company in addition had $100,000 in convertible notes outstanding to individuals, unsecured, due in November 2010, with 1% interest compounded monthly on the outstanding balance, convertible anytime at the lender's election at $.50 per share into 200,000 common shares total. Pursuant to note terms, the lenders were to also receive 25,000 common shares by June 2010 and 25,000 shares by August 31, 2010, which remained due at September 30, 2010. The Company recognized a beneficial conversion feature debt discount on the convertible notes of $100,000 (limited to the face amount of the notes), which was allocated $58,753 to paid in capital and $41,247 to stock subscriptions payable. The debt discount is amortized over the lives of the loans. Interest expense from debt amortization in fiscal year 2010 was $80,370, with a remaining unamortized debt discount at September 30, 2010 of $19,630.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010

NOTE 5.    NOTES PAYABLE (Continued):

The total of all notes payable outstanding at September 30, 2010 was $200,650, all currently due within one year. Accrued interest payable on the notes was $6,350, with interest expense in fiscal year 2010 of $6,975.

NOTE 6.    STOCK COMMITMENTS

The Company is committed to issued an additional 7,443,000 common shares pursuant to the July 2, 2010 securities exchange agreement. If all of the 7,443,000 securities exchange shares were issued and outstanding, when coupled with the Company's currently outstanding shares of 2,581,268, the Company would have 10,024,268 common shares outstanding.


NOTE 7.    LEASE COMMITMENTS

The Company carries various office leases with terms expiring from 2011 through 2015. The leases are generally non-cancellable and carry renewal options. Current monthly lease costs are approximately $6,300 per month plus costs. Subsequent to September 30, 2010 future minimum payments under the leases are approximately $226,000 including by fiscal year $64,000 in 2011, $44,000 in 2012, $45,000 in 2013, $46,000 in 2014, and $27,000 in 2015. Rent expense in fiscal year 2010 was approximately $14,000.

NOTE 8.    STOCK OPTIONS AND WARRANTS

At September 30, 2010 the Company had stock options outstanding as described below.

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During the year ended September 30, 2010 the Company issued 200,000 common stock purchase options in conjunction with notes payable, allowing the holder to purchase one share of common stock per option, exercisable upon repayment of the notes payable at $.50 per share with an open term. At September 30, 2010 all of these options remained outstanding. The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.1 - 2.57%, dividend yield of 0%, expected lives estimated at five years, volatility from 81 - 115%. The Company incurred and recorded compensation expense under the stock options of $353,814 in fiscal year 2010.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2009 and 2010

NOTE 8.    STOCK OPTIONS AND WARRANTS (Continued)

Also in fiscal year 2010 the Company issued 31,067 common stock purchase warrants as part of $3.00 units sold in an ongoing private placement offering which commenced in July 2010. Each unit contains four shares of common stock and one common stock purchase warrant, with each warrant allowing the holder to purchase one share of common stock per warrant, exercisable anytime at the holder's election at $3.00 per share, through a term expiring July 31, 2013. All value of the sold units has been allocated to the common shares as the warrants were not in the money on the date of sale.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2009 and 2010.

NOTE 8.    GOING CONCERN

The Company has suffered a loss from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions. By doing so, the Company hopes through increased marketing efforts to generate greater revenues from sales of its franchises. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of April, 2011.

                                     CREATIVE LEARNING CORPORATION

                                     By:/s/ Brian Pappas
                                        ------------------------------------
                                        Brian Pappas, President

     Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date
---------                        -----                            ----

/s/ Brian Pappas               Principal Executive, Financial   April 26, 2011
----------------------         and Accounting Officer and a
Brian Pappas                   Director


/s/ Michelle Cote              Director                         April 24, 2011
----------------------
Michelle Cote


                               Director
----------------------
Dan O'Donnell


/s/ Steven Menscher            Director                         April 26, 2011
----------------------
Steven Menscher

                          CREATIVE LEARNING CORPORATION

                                    FORM 10-K

                                    EXHIBITS