Form 10-Q
period 2010-12-31
CREATIVE LEARNING Corp
filed 2011-05-27
CIK 1394638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(D) Of The Securities Exchange
    Act Of 1934

                For the quarterly period ended December 31, 2010

[ ] Transition Report Under Section 13 or 15(D) Of The Securities Exchange Act
    Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-52883

                          CREATIVE LEARNING CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                20-4456503
  -------------------------------         ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


                              340 Paseo Reyes Drive
                             St. Augustine, FL 32095
                   -----------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (904)-825-0873
                                 --------------
                (Issuer's telephone number, including area code)

                                 B2 Health, INC.
                            7750 N. Union Blvd., #201
                           Colorado Springs, CO 80920
                    ---------------------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer   [ ]             Accelerated filer          [ ]
Non-accelerated filer     [ ]             Smaller reporting company  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,831,770 shares of common stock as of May 25, 2011.

                          CREATIVE LEARNING CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                         Quarter Ended December 31, 2010

                          CREATIVE LEARNING CORPORATION
                        Consolidated Financial Statements
                                   (Unaudited)

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

         CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated balance sheets                                     2
            Consolidated statements of operation                            3
            Consolidated statements of operation                            4
            Consolidated statements of cash flows                           5
            Notes to consolidated financial statements                     7-9

                          CREATIVE LEARNING CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                        Sept. 30,    Dec. 31,
                                                          2010         2010
                                                      ------------ ------------
                                                                   (Unaudited)
                              ASSETS
   Current assets
     Cash                                             $    27,271  $    24,256
                                                      ------------ ------------
       Total current assets                                27,271       24,256
                                                      ------------ ------------

     Fixed assets                                          41,743       48,100
     Less accumulated depreciation                           (589)      (2,875)
     Other assets                                           9,819        9,819
                                                      ------------ ------------
                                                           50,973       55,044
                                                      ------------ ------------
   Total Assets                                       $    78,244  $    79,300
                                                      ============ ============

            LIABILITIES & STOCKHOLDERS' EQUITY

   Current liabilities
     Accounts payable                                 $    39,700  $    48,395
     Note payable - rel. pty. - current
      portion                                                 650          650
     Notes payable - current portion                      200,000      200,000

     Debt discount                                        (19,630)           -
     Accrued interest payable                               6,350       12,473
     Due to shareholder                                     6,250        6,250
                                                      ------------ ------------
        Total current liabilities                         233,320      267,768
                                                      ------------ ------------
   Total Liabilities                                      233,320      267,768
                                                      ------------ ------------

   Stockholders' Equity
     Creative Learning Corporation
       stockholders' equity
      Preferred stock, $.0001 par value;
       10,000,000 shares authorized; none issued
       and outstanding                                          -            -
      Common stock, $.0001 par value;
       50,000,000 shares authorized;
       2,581,268 and 2,609,433
       respectively
       shares issued and outstanding                          258          261
      Additional paid in capital                          670,427      636,814
      Retained earnings (deficit)                        (771,027)    (825,543)
                                                      ------------ ------------
     Total Creative Learning Corporation                 (100,342)    (188,468)
      stockholders' equity

     Noncontrolling interest                              (54,734)           -
                                                      ------------ ------------
   Total Stockholders' Equity                            (155,076)    (188,468)
                                                      ------------ ------------
   Total Liabilities and Stockholders' Equity         $    78,244  $    79,300
                                                      ============ ============

         The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended Three Months Emded
                                              Dec. 31, 2009      Dec. 31, 2010
                                              -------------      -------------
   Revenues                                   $     127,984      $     287,937
   Cost of revenues                                       -                  -
                                              -------------      -------------
   Gross profit                                     127,984            287,937
                                              -------------      -------------
   Operating expenses:
     Advertising and promotions                      30,061             28,845
     Commissions                                     31,572             59,525
     Consulting                                      24,657             76,468
     Equipment rental                                   725                270
     Legal and professional                           3,220              9,094
     Office expense                                  10,058             22,494
     Rent                                             2,973             25,033
     Salaries and Wages                                   -             63,409
     Taxes and licenses                               1,765             12,817
     Telephone                                            -              2,394
     Training                                        10,510              3,000
     Travel and entertainment                         7,200             19,138
     Utilities                                            -              1,155
     Miscellaneous                                    1,555              3,050
     Depreciation                                         -              2,286
     Bad debts                                            -                  -
     Write off - goodwill                                 -                  -
     General and administrative                           -             21,262
                                              -------------      -------------
                                                    124,296            350,240
                                              -------------      -------------
   Gain (loss) from operations                        3,688            (62,303)
                                              -------------      -------------
   Other income (expense):
     Interest expense                                                   (6,473)
     Interest expense - debt discount                                  (19,630)
     Interest income                                                         -
     Other income                                                       33,890
                                              -------------      -------------
                                                          -              7,787
                                              -------------      -------------
   Income (loss) before provision for
    income taxes                                      3,688            (54,516)
   Provision for income tax                               -                  -
                                              -------------      -------------
   Net income (loss)                                  3,688            (54,516)
     Less: Net (income) loss attributable to
      noncontrolling interest                             -                  -
                                              -------------      -------------
   Net income (loss) attributable
     to Creative Learning Corporation         $       3,688      $     (54,516)
                                              =============      =============
   Net income (loss) per share (Creative
    Learning Corporation)
   (Basic and fully diluted)                  $        0.00      $       (0.02)
                                              =============      =============
   Weighted average number of
    common shares outstanding                     1,038,000          2,590,656
                                              =============      =============


        The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                     Stockholders'
                                                                                        Equity -
                                         Common Stock       Additional     Retained     Creative         Non-         Total
                                                   Amount     Paid in      Earnings     Learning     controlling   Stockholders'
                                   Shares (1)  ($.0001 Par)   Capital      (Deficit)   Corporation     Interest       Equity
                                  -----------   ----------  -----------  ------------  ------------  ------------  ------------


   Balances at September 30,
    2008                                  -     $       -   $        -   $         -   $         -   $         -   $         -
   Founders shares for cash       1,557,000           156       49,844                      50,000                      50,000
   Net income (loss) for the
    year                                                                       7,002         7,002                       7,002
                                  -----------   ----------  -----------  ------------  ------------  ------------  ------------
   Balances at September 30,
    2009                          1,557,000     $     156   $   49,844   $     7,002   $    57,002   $         -   $    57,002
   Stock issued for reverse
    acquisition                     800,000            80      (26,410)                    (26,330)                    (26,330)
   Compensatory warrant
    issuances                                                  353,814                     353,814                     353,814
   Compensatory stock issuances     100,000            10      141,237                     141,247                     141,247
   Paid in capital -
    beneficial conversion
    feature                                                     58,753                      58,753                      58,753
   Sales of common stock            124,268            12       93,189                      93,201                      93,201
   Net income (loss) for the
    year                                                                    (778,029)     (778,029)      (54,734)     (832,763)
                                  -----------   ----------  -----------  ------------  ------------  ------------  ------------
   Balances at September 30,
    2010                          2,581,268     $     258   $  670,427   $  (771,027)  $  (100,342)  $   (54,734)  $  (155,076)
   Acquisition of
    non-controlling interest                                $  (54,734)                              $    54,734
   Sales of common stock             28,165             3       21,121                      21,124                      21,124
   Net income (loss) for the
   period                                                                    (54,516)      (54,516)            -       (54,516)
                                  -----------   ----------  -----------  ------------  ------------  ------------  ------------
   Balances at December 31,
   2010                           2,609,433     $      261  $  636,814   $  (825,543)  $  (133,734)  $         -   $  (188,468)
                                  ===========   ==========  ===========  ============  ============  ============  ============

   (1) As restated for a reverse acquisition on July 2, 2010

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     3 Months       3 Months
                                                       Ended          Ended
                                                       Dec 31,       Dec 31,
                                                        2009          2010
                                                    -----------    ----------

   Cash Flows From Operating Activities:
      Net income (loss)                             $    3,688     $  (54,516)

      Adjustments to reconcile net loss to
       net cash provided by (used for)
       operating activities:
          Depreciation                                       -          2,286
          Accounts receivable                          (29,000)
          Note receivable                                 (500)
          Security deposits                               (200)
          Interest expense - debt discount                   -         19,630
          Accrued payables                               9,269         14,818
                                                    -----------    ----------

             Net cash provided by (used
             for) operating activities                 (16,743)       (17,782)
                                                    -----------    ----------

   Cash Flows From Investing Activities:
      Fixed assets                                           -         (6,357)
                                                    -----------    ----------
          Net cash provided by (used for)
           investing activities                              -         (6,357)
                                                    -----------    ----------


         The accompanying notes are an integral part of the consolidated financial statements.

                          (Continued On Following Page)

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                         (Continued From Previous Page)


                                                      3 Months       3 Months
                                                       Ended          Ended
                                                       Dec 31,       Dec 31,
                                                        2009          2010
                                                    -----------    ----------

   Cash Flows From Financing Activities:
        Notes payable - borrowings                         650             -
        Stock subscriptions payable                                        -
        Sales of common stock                           50,000        21,124
                                                    -----------    ----------
          Net cash provided by (used for)
           financing activities                         50,650        21,124
                                                    -----------    ----------
   Net Increase (Decrease) In Cash                      33,907        (3,015)

   Cash at the beginning of the period                       -        27,271
                                                    -----------    ----------

   Cash at the end of the period                    $   33,907     $  24,256
                                                    ===========    ==========

   Schedule Of Non-Cash Investing And
    Financing Activities

   In 2009 the Company issued stock subscriptions payable for 50,000 shares in connection with notes payable for compensation recorded at $100,000, the Company issued 200,000 common stock purchase options in connection with notes payable for compensation recorded at $353,814, and the Company issued 713,000 shares of common stock pursuant to a reverse acquisition for net liabilities of $200,330.

   Supplemental Disclosure
   -----------------------

   Cash paid for interest                           $       -     $        -

   Cash paid for income taxes                       $       -     $        -

         The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Creative Learning Corporation (formerly B2 Health, Inc.) was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010 Creative Learning Corporation was acquired by BFK Franchise Company LLC in a transaction classified as a reverse acquisition. Creative Learning Corporation concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK Franchise Company LLC from May 19, 2009 forward, and the consolidated activity of BFK Franchise Company LLC and Creative Learning Corporation from July 2, 2010 forward. BFK Franchise Company LLC and Creative Learning Corporation are hereinafter referred to collectively as the "Company". The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego (R) bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

Fiscal year

The Company employs a fiscal year ending September 30.

Principles of consolidation

The accompanying  consolidated  financial statements include the accounts of the
Company  and  its  wholly  owned  subsidiary.   All  intercompany  accounts  and
transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                          CREATIVE LEARNING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2010 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line or accelerated methods over each item's estimated useful life.


Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

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

                          CREATIVE LEARNING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued):

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At December 31, 2010 the Company had net operating loss carryforwards of approximately $771,027 which begin to expire in 2030. The deferred tax asset of approximately $154,205 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in the three month interim period ended December 31, 2010 was $10,903

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs for the three month period ended December 31, 2010 was $30,061.


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

                          CREATIVE LEARNING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued):

Non-controlling interest

On  October  1, 2010 the  Company  acquired  the  remaining  50%  portion of BFK
Development LLC resulting in a $54,734 reduction in the additional paid in capital account.

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

     As of May 25, 2011 BFK had:

     o    1 Corporate Creativity Center in Florida,.
     o    46 franchises in 23 states and one foreign country.

     The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto contained in this report.

Results of Operations

     Since BFK was organized on May 19, 2009, and was only in operation for approximately seven and a half months during the three months ended December 31, 2009, a comparison of the Company's financial statements for the three months ended December 31, 2010 with the Company's financial statements for the period ended December 31, 2009 would not be meaningful.

Liquidity and Capital Resources

     Sources and (uses) of funds for the three months ended December 31, 2009 and 2010 are shown below:

                                               Three Months Ended December 31,
                                                  2009               2010
                                                  ----               ----

    Cash provide by (used in) operations        $(16,743)         $(17,782)
    Purchase of equipment                             --            (6,357)
    Loan from third party                            650                --
    Sale of common stock                          50,000                --


     Subsequent to July 2, 2010, the date the Company acquired BFK Franchise Company, the Company had the following transactions in its common stock:

     Between September 2010 and December 2010, the Company sold 55,342 units at a price of $3.00 per unit. Each Unit consisted of four shares of the Company's common stock and one warrant. Each Warrant entitles the holder to purchase one share of the Company's common stock at a price of $3.00 per share. The Warrants expire on the earlier of July 31, 2013, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $4.00 for any ten of twenty consecutive trading days. The proceeds from the sale of the Units were used to open a new Corporate Creativity Center in Coral Springs, Florida, as well as for developing the Company's online Franchise Management Tool that is used by franchisees for business management and general and administrative expenses.

     On June 24, 2010 the Company borrowed $100,000 from a franchisee. During the three months ended December 31, 2010 this loan was converted into 250,000 shares.

     On July 15, 2010 the Company borrowed $100,000 from three persons. During the three months ended December 31, 2010 these loans were converted into 215,902 shares. Of this amount, 62,500 shares had not been issued as of May 15, 2011.

     On December 28, 2010 the Company borrowed $10,000 from a franchisee. The loan was repaid on April 2, 2011. In partial consideration for providing this loan, the Company agreed to issue 7,500 shares to the franchisee. Of this amount, 2,500 shares have been issued as of May 15, 2011 and 5,000 shares remain to be issued.

     Between August 1, 2010 and March 1, 2011 the Company issued 35,000 shares for investor relations services.

     Between January 1, 2011 and February 1, 2011 the Company issued 100,000 shares to two persons for services rendered.

     On January 21, 2011 the Company issued 10,000 shares to an employee for services rendered.

     In March 2011 the Company granted a third party an option to purchase up to 667,000 shares at a price of $0.675 per share. The option expires on June 15, 2011. As of May 15, 2011 the option holder had purchased 160,000 shares.

     Between April 1, 2011 and April 15, 2011 the Company sold 99,500 shares, at a price of $1.00 per share, to a group of private investors.

     The Company has agreed to issue 50,000 shares to Dan O'Donnell, the Company's Vice President of Operations, for services rendered. As of May 15, 2011 these shares had not been issued.

     On February 27, 2011 the Company borrowed $15,000 from a third party. This loan was repaid on March 22, 2011. In partial consideration for providing this loan, the Company agreed to issue 2,500 shares to the lender. As of May 15, 2011, these shares had not been issued.

     Except as indicated, none of the shares listed above were issued to an officer, director, principal shareholder or an affiliate of the Company.

     As of May 15, 2011 the Company's operating cash requirements were approximately $63,000 per month.

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

     As of May 15, 2011 the Company did not have any outstanding short or long term loans and the Company's liabilities consisted of trade payables. In late February, early March 2011, the Company began to generate a positive cash flow from its operations. Notwithstanding the above, there is no assurance the Company's operations will be profitable or that the Company will continue to generate a positive cash flow.

Contractual Obligations

     The following table summarizes the Company's contractual obligations as of December 31, 2010:

                                                  Payments Due by Year
                                                  --------------------
Item                                  2011         2012      2013        Total
----                                  ----         ----      ----        -----

Lease of corporate office           $24,000           --        --     $ 24,000
Lease of Creative Learning Center   $42,119      $44,175   $45,267     $131,561

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

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2010, the Company's Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2010, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

                                     PART II

Item 6.  Exhibits

Exhibits
--------

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



                                      CREATIVE LEARNING CORPORATION


May 26, 2011                          By: /s/ Brian Pappas
                                          ---------------------------------
                                          Brian Pappas, Principal Executive,
                                          Financial and Accounting Officer