Form 10-Q
period 2011-03-31
CREATIVE LEARNING Corp
filed 2011-07-20
CIK 1394638

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

                  For the quarterly period ended March 31, 2011

[ ] Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

             For the transition period from __________ to __________

                        Commission File Number: 000-52883

                          CREATIVE LEARNING CORPORATION
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              20-4456503
    --------------------------------        ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
   of incorporation or organization)


                              340 Paseo Reyes Drive
                             St. Augustine, FL 32095
                  -------------------------------------------
          (Address of principal executive offices, including Zip Code)


                                 (904)-825-0873
                                 --------------
                (Issuer's telephone number, including area code)

                    -----------------------------------------
          (Former name or former address if changed since last report)

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

Large accelerated filer     [ ]       Accelerated filer                [ ]
Non-accelerated filer       [ ]       Smaller reporting company        [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes? [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,537,576 shares of common stock as of June 30, 2011.

                          CREATIVE LEARNING CORPORATION
                        Consolidated Financial Statements
                                   (Unaudited)


                                TABLE OF CONTENTS


                                                                  Page
                                                                  ----

CONSOLIDATED FINANCIAL STATEMENTS

            Consolidated balance sheets                             2
            Consolidated statements of operation                    3
            Consolidated statements of operation                    4
            Consolidated statements of cash flows                 5-6
            Notes to consolidated financial statements           7-10

                          CREATIVE LEARNING CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                    Mar. 31,
                                                    Sept. 30,        2011
                                                      2010        (Unaudited)
                                                  -------------   -----------

                            ASSETS

   Current assets
         Cash                                     $     27,271    $  112,884
                                                  -------------   -----------
            Total current assets                        27,271       112,884
                                                  -------------   -----------
         Fixed assets                                   41,743        48,100
         Less accumulated depreciation                    (589)       (5,280)
         Accounts Receivable                                 -       360,000
         Other assets                                    9,819         9,819
                                                  -------------   -----------
                                                        50,973       412,639
                                                  -------------   -----------

   Total Assets                                   $     78,244    $  525,523
                                                  =============   ===========
             LIABILITIES & STOCKHOLDERS' EQUITY
   Current liabilities
         Accounts payable                         $     39,700    $   21,591
         Note payable - related party                      650           650
         Notes payable                                 200,000       190,000
         Debt discount                                 (19,630)            -
         Accrued interest payable                        6,350        16,482
         Due to shareholder                              6,250         6,250
                                                  -------------   -----------
                Total current liabilities              233,320       234,973
                                                  -------------   -----------
   Total Liabilities                                   233,320       234,973
                                                  -------------   -----------

   Stockholders' Equity
      Creative Learning Corporation
       stockholders' equity
         Preferred stock, $.0001 par value;
          10,000,000 shares authorized; none
          issued and outstanding                             -             -
         Common stock, $.0001 par value;
          50,000,000 shares authorized;
          2,581,268 and 2,929,070
          respectively shares issued
          and outstanding                                  258           293
         Additional paid in capital                    670,427       914,290
         Stock subscription                                  -       360,000
         Retained earnings (deficit)                  (771,027)     (984,033)
                                                  -------------   -----------
      Total Creative Learning Corporation             (100,342)      290,550
   stockholders' equity
      Noncontrolling interest                          (54,734)            -
                                                  -------------   -----------

   Total Stockholders' Equity                         (155,076)      290,550
                                                  -------------   -----------

   Total Liabilities & Stockholders' Equity       $     78,244    $  525,523
                                                  =============   ===========

    The accompanying notes are an integral part of the consolidated financial statements.

                          CREATIVE LEARNING CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 Six Months        Six Months
                                                    Ended            Ended
                                                Mar. 31, 2010    Mar. 31, 2011
                                               --------------    -------------

Revenues                                       $     215,984     $    646,387
                                               --------------    -------------
Operating expenses:

     Advertising and promotions                       46,082           57,869
     Commissions                                      64,122          143,874
     Consulting                                       33,895          163,777
     Equipment rental                                    725              541
     Legal and professional                            5,810           29,480
     Office expense                                   13,203           54,328
     Rent                                              4,748           42,941
     Salaries and Wages                                    -          133,285
     Taxes and licenses                                1,765           25,000
     Telephone                                             -            5,453
     Training                                         21,692           15,678
     Travel and entertainment                         17,249           52,883
     Utilities                                             -            2,026
     Miscellaneous                                     1,555            1,345
     Depreciation                                          -            4,691
     General and administrative                        3,313          143,290
                                               --------------    -------------
                                                     214,159          876,461
                                               --------------    -------------

Gain (loss) from operations                            1,825         (230,074)
                                               --------------    -------------

Other income (expense):
     Interest expense                                                 (14,189)
     Interest expense - debt discount                                 (19,630)
     Interest income                                       1                -
     Other income                                          -           50,887
                                               --------------    -------------
                                                           1           17,068
                                               --------------    -------------
Income (loss) before provision for income
 taxes                                                 1,826         (213,006)
Provision for income tax                                   -                -
                                               --------------    -------------
Net income (loss)                              $       1,826     $   (213,006)
                                               ================  =============

Net income (loss) per share (Creative
 Learning Corporation)

(Basic and fully diluted)                      $        0.00     $      (0.08)
                                               ================  =============

Weighted average number of
 common shares outstanding                         1,557,000        2,666,039
                                               ================  =============

                          CREATIVE LEARNING CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    Stockholders'
                                                                                       Equity -
                               Common Stock        Additional               Retained   Creative                           Total
                                         Amount     Paid in       Stock     Earnings   Learning    Non-controlling   Stockholders'
                          Shares (1)  (@.0001 Par)  Capital   Subscription  (Deficit) Corporation     Interest           Equity
                          ----------  -----------  ---------  ------------  --------- -----------  ----------------  -------------

   Balances at
    September 30, 2008             -  $        -   $       -  $         -   $       -  $        -    $         -       $        -
   Founders shares for
    cash                   1,557,000         156      49,844                               50,000                          50,000
   Net income (loss)
    for the year                                                                7,002       7,002                           7,002
                          ----------  -----------  ---------  ------------  --------- -----------  ----------------  -------------
   Balances at
    September 30, 2009    1,557,000   $      156   $  49,844  $         -   $   7,002  $   57,002    $         -       $   57,002
   Stock issued for
    reverse acquisition     800,000           80     (26,410)                             (26,330)                        (26,330)
   Compensatory
    warrant issuances                                353,814                              353,814                         353,814
   Compensatory stock
    issuances               100,000           10     141,237                              141,247                         141,247
   Paid in capital -
    beneficial
    conversion feature                                58,753                               58,753                          58,753
   Sales of common
    stock                   124,268           12      93,189                               93,201                          93,201
   Net income (loss)
    for the year                                                             (778,029)   (778,029)      (54,734)         (832,763)
                          ----------  -----------  ---------  ------------  --------- -----------  ----------------  -------------
   Balances at
    September 30, 2010    2,581,268   $      258   $ 670,427  $         -   $(771,027) $ (100,342)   $  (54,734)       $ (155,076)
   Acquisition of
    non-controlling
    interest                                       $ (54,734)                          $  (54,734)   $   54,734        $        -
   Sales of common
    stock                   201,900           20     151,405                              151,425                         151,425
   Compensatory stock
    issuances               145,902           15     147,192                              147,207                         147,207

   Stock Subscription                                             360,000                 360,000                         360,000
   Net income (loss)
    for the period                                                           (213,006)   (213,006)            -          (213,006)
                          ----------  -----------  ---------  ------------  --------- -----------  ----------------  -------------
   Balances at March
    31, 2011 -
    Unaudited             2,929,070   $      293   $ 914,290  $   360,000   $(984,033)  $ 290,550    $        -        $  290,550
                          ==========  ===========  =========  ============  ========= ===========  ================  =============

   (1) As restated for a reverse acquisition on July 2, 2010

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         CREATIVE LEARNING CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months       Six Months
                                                 Ended             Ended
                                                March 31,         Mar 31,
                                                  2010             2011
                                               ----------       ----------

    Cash Flows From Operating Activities:
         Net income (loss) during the
          development stage                    $    1,826       $(213,006)
         Adjustments to reconcile net loss
          to net cash provided by (used for)
          operating activities:
             Compensatory stock issuances               -         147,207
             Depreciation                               -           4,691
             Accounts receivable                  (29,000)              -
             Note receivable                         (500)              0
             Security deposits                       (200)              0
             Interest expense - debt
              discount                                  -          19,630
             Accounts payables                      9,927         (18,109)
             Accrued payables                           -          10,132
                                               ----------       ----------


              Net cash provided by (used for)
               operating activities               (17,947)        (49,455)
                                               ----------       ----------

    Cash Flows From Investing Activities:

              Fixed assets                              -          (6,357)
                                               ----------       ----------
              Net cash provided by (used for)
               investing activities                     -          (6,357)
                                               ----------       ----------

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                          (Continued On Following Page)

                         CREATIVE LEARNING CORPORATION
                          (formerly B2 Health, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (Continued From Previous Page)

                                               Six Months         Six Months
                                                 Ended              Ended
                                               March 31,           Mar 31,
                                                  2010               2011
                                             -------------       -------------

   Cash Flows From Financing Activities:
        Notes payable - borrowings                   650             (10,000)
        Member contribution                       50,000
        Sales of common stock                          -             151,425
                                             -------------       -------------
          Net cash provided by (used for)
           financing activities                   50,650             141,425
                                             -------------       -------------

   Net Increase (Decrease) In Cash                32,703              85,613

   Cash At The Beginning Of The Period                 -              27,271
                                             -------------       -------------
   Cash At The End Of The Period             $    32,703         $   112,884
                                             =============       =============


   Schedule Of Non-Cash Investing And Financing Activities
   -------------------------------------------------------

In 2010 the Company issued:

     o 50,000 shares in connection with notes payable for compensation recorded at $100,000;

     o 200,000 common stock purchase options in connection with notes payable for compensation recorded at $353,814; and

     o 713,000 shares of common stock pursuant to a reverse acquisition for net liabilities of $200,330.

   Supplemental Disclosure
   -----------------------

   Cash paid for
   interest                                  $           -       $         -
                                             -------------       -------------
   Cash paid for income taxes                $           -       $         -
                                             -------------       -------------

                          CREATIVE LEARNING CORPORATION
                           (formerly B2 Health, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Creative Learning Corporation (formerly B2 Health, Inc.) was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010 Creative Learning Corporation was acquired by BFK Franchise Company LLC. The transaction was accounted for similar to a reverse acquisition as the members of BFK Franchise Company LLC retained the majority of the outstanding common stock of Creative Learning Corporation after the share exchange. The accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded. Creative Learning
Corporation concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK Franchise Company LLC from May 19, 2009 forward, and the consolidated activity of BFK Franchise Company LLC and Creative Learning Corporation from July 2, 2010 forward. BFK Franchise Company LLC and Creative Learning Corporation are hereinafter referred to collectively as the "Company". The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego (R) bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

Fiscal year
-----------

The Company employs a fiscal year ending September 30.

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

                          CREATIVE LEARNING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued):

Accounts receivable
-------------------

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2011 the Company had no balance in its allowance for doubtful accounts.

Property and equipment
----------------------

Property and equipment are recorded at cost and depreciated under straight line or accelerated methods over each item's estimated useful life.

Revenue recognition
-------------------

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

                          CREATIVE LEARNING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued):

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At March 31, 2011 the Company had net operating loss carryforwards of approximately $984,033 which begin to expire in 2031. The deferred tax asset of approximately $196,807 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in the six month interim period ended March 31, 2011 was $42,602.

Advertising costs
-----------------

Advertising costs are expensed as incurred. The Company had advertising costs for the six month period ended March 31, 2011 was $57,869.

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

Long-Lived Assets
-----------------

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

Stock based compensation
------------------------

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

Non-controlling interest
------------------------

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

     BFK sold its first franchise in September 2009. Since that time BFK has:

          o    opened 1 Corporate Creativity Center in Florida; and

          o    sold 49 additional franchises.

     As of June 30, 2011 BFK, through its franchises, was operating in 23 states and one foreign country.

     The increase in the Company's revenues and expenses during the six months ended March 31, 2011, as compared to the same period last year, reflects the expansion of the Company's business.

Liquidity and Capital Resources

      Sources and (uses) of funds for the six months ended March 31, 2010 and 2011 are shown below:
                                                  Six Months Ended March 31,
                                                   2010             2011
                                                   ----             ----

    Cash provide by (used in) operations        $(17,947)         $(49,455)
    Purchase of equipment                             --            (6,357)
    Loan from third party                            650                --
    Payments on loans to third parties                --           (10,000)
    Sale of common stock                              --           151,425


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

     On June 24, 2010 the Company borrowed $100,000 from a franchisee. During the six months ended March 31, 2011 this loan was converted into 252,500 shares.

     On July 15, 2010 the Company borrowed $100,000 from three persons. During the six months ended March 31, 2011 these loans were converted into 215,902 shares. Of this amount, 62,500 shares had not been issued as of June 30, 2011.

     On December 28, 2010 the Company borrowed $10,000 from a franchisee. The loan was repaid on April 2, 2011. In partial consideration for providing this loan, the Company agreed to issue 7,500 shares of common stock to the franchisee. Of this amount, 2,500 shares have been issued as of May 15, 2011 and 5,000 shares remain to be issued.

     Between January 1, 2011 and June 30, 2011 the Company issued 100,000 shares to unrelated parties for investor relations services.

     On January 12, 2011 the Company issued 20,000 shares to employees for services rendered.

     In March 2011 the Company granted a third party an option to purchase up to 667,000 shares at a price of $0.675 per share. As of June 30, 2011 the option holder had purchased all 667,000 shares.

     Between April 1, 2011 and June 30, 2011, the Company sold 125,000 shares, at a price of $1.00 per share, to a group of private investors.

     In May 2011, the Company issued 50,000 shares to Dan O'Donnell, the Company's Vice President of Operations, for services rendered.

     On February 27, 2011 the Company borrowed $15,000 from a third party. This loan was repaid on March 22, 2011. In partial consideration for providing this loan, the Company agreed to issue 2,500 shares to the lender. As of June 30, 2011, these shares had not been issued.

     Except as indicated, none of the shares listed above were issued to an officer, director, principal shareholder or an affiliate of the Company.

     As of June 30, 2011 the Company's operating cash requirements were approximately $63,000 per month.

     The Company anticipates that its capital requirements for the twelve-month period ending March 31, 2012 will be as follows:

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

     As of March 31, 2011 the Company had outstanding short term loans of $190,000, accrued interest payable of $16,482 and $6,250 due to a shareholder. The Company's remaining liabilities consisted of trade payables. In late February, early March 2011, the Company began to generate a positive cash flow from its operations. Notwithstanding the above, there is no assurance the Company's operations will be profitable or that the Company will continue to generate a positive cash flow.

Contractual Obligations

      The following table summarizes the Company's contractual obligations as of March 31, 2011:

                                            Payments Due by Year

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

Item 4.  Controls and Procedures.

     (a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended ("1934 Act"), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company's management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2011, the Company's
Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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



                                      CREATIVE LEARNING CORPORATION


July 20, 2011                         By /s/ Brian Pappas
                                         ---------------------------------
                                         Brian Pappas, Principal Executive,
                                         Financial and Accounting Officer