Form 10-Q
period 2011-06-30
CREATIVE LEARNING Corp
filed 2011-08-12
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2011

☐Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-52883

CREATIVE LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Market St,, Suite 113
St. Augustine, FL 32095
 (Address of principal executive offices, including Zip Code)

(904)-825-0873
 (Issuer’s telephone number, including area code)

340 Paseo Reyes Dr., St. Augustine, FL 32095
 (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer    ☐    Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   11,884,247 shares of common stock as of July 31, 2011.

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

Quarter Ended June 30, 2011

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	3

Consolidated statements of operation	4

Consolidated statements of operation	5

consolidated statements of stockholders' equity	6

Consolidated statements of cash flows	7-8

Notes to consolidated financial statements	9-12

CREATIVE LEARNING CORPORATION
CONSOLIDATED BALANCE SHEETS
		June 30,
	Sept. 30,	2011
	2010	(Unaudited)

ASSETS
Current assets
Cash	$27,271	$362,578
Total current assets	27,271	362,578

Fixed assets	41,743	48,100
Less accumulated depreciation	(589)	(7,685)
Accounts Receivable	-	315,000
Other assets	9,819	19,819
	50,973	375,234

Total Assets	$78,244	$737,812

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$39,700	$7,380
Note payable - rel. pty. - current portion	650	-
Notes payable - current portion	200,000	-
Debt discount	(19,630)	-
Accrued interest payable	6,350	-
Due to shareholder	6,250	6,250
Total current liabilities	233,320	13,630

Total Liabilities	233,320	13,630

Stockholders' Equity
Creative Learning Corporation stockholders' equity
Preferred stock, $.0001 par value;
10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value;
50,000,000 shares authorized;
2,581,268 and 3,763,237 respectively
shares issued and outstanding	258	376
Additional paid in capital	670,427	1,516,547
Stock subscription	-	315,000
Retained earnings (deficit)	(771,027)	(1,107,741)
Total Creative Learning Corporation stockholders' equity	(100,342)	724,182
Noncontrolling interest	(54,734)	-

Total Stockholders' Equity	(155,076)	724,182

Total Liabilities and Stockholders' Equity	$78,244	$737,812

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Revenues	$154,517	$361,659
Operating expenses:
Advertising and promotions	24,049	70,609
Commissions	69,125	160,525
Consulting	50,738	83,435
Equipment rental	1,313	270
Legal and professional	44,148	20,598
Office expense	5,806	14,183
Rent	2,636	25,998
Salaries and Wages	30,860	40,074
Taxes and licenses	3,373	17,917
Telephone	743	2,813
Training	12,350	34,940
Travel and entertainment	9,524	13,443
Utilities	-	1,843
Miscellaneous	5,695	1,424
Depreciation	-	2,405
General and administrative	46,036	1,960
	306,396	492,437

Gain (loss) from operations	(151,879)	(130,778)

Other income (expense):
Interest expense	(1)	(1,834)
Interest expense - debt discount		-
Interest income	1	-
Other income	-	8,904
	-	7,070

Income (loss) before provision for income taxes	(151,879)	(123,708)

Provision for income tax	-	-

Net income (loss)	$(151,879)	$(123,708)

Net income (loss) per share
(Basic and fully diluted)	$(0.10)	$(0.04)
Weighted average number of
common shares outstanding	1,557,000	2,753,716

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Nine Months	Nine Months
	Ended	Ended
	June 30, 2010	June 30, 2011

Revenues	$375,503	$1,008,046
Operating expenses:
Advertising and promotions	70,131	128,478
Commissions	133,247	304,399
Consulting	84,633	247,212
Equipment rental	2,038	811
Legal and professional	49,958	50,078
Office expense	19,009	68,511
Rent	7,384	68,939
Salaries and Wages	30,860	173,359
Taxes and licenses	5,138	42,917
Telephone	743	8,266
Training	34,042	50,618
Travel and entertainment	26,773	66,326
Utilities	-	3,869
Miscellaneous	7,250	2,769
Depreciation	-	7,096
General and administrative	49,349	145,250
	520,555	1,368,898

Gain (loss) from operations	(145,052)	(360,852)

Other income (expense):
Interest expense	(1)	(16,023)
Interest expense - debt discount		(19,630)
Interest income	2	-
Other income	-	59,791
	1	24,138

Income (loss) before provision for income taxes	(145,051)	(336,714)
Provision for income tax	-	-

Net income (loss)	$(145,051)	$(336,714)

Net income (loss) per share (Creative Learning Corporation)
(Basic and fully diluted)	$(0.09)	$(0.12)

Weighted average number of
common shares outstanding	1,557,000	2,753,716

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Stockholders'
						Equity -
	Common Stock				Retained	Creative		Total
		Amount	Additional	Stock	Earnings	Learning	Non-controlling	Stockholders'
	Shares (1)	($.0001 Par)	Paid in Capital	Subscription	(Deficit)	Corporation	Interest	Equity

Balances at September 30, 2008	-	$-	$-	$-	$-	$-	$-	$-
Founders shares for cash	1,557,000	156	49,844			50,000		50,000
Net income (loss) for the year					7,002	7,002		7,002
Balances at September 30, 2009	1,557,000	$156	$49,844	$-	$7,002	$57,002	$-	$57,002
Stock issued for reverse acquisition	800,000	80	(26,410)			(26,330)		(26,330)
Compensatory warrant issuances			353,814			353,814		353,814
Compensatory stock issuances	100,000	10	141,237			141,247		141,247
Paid in capital -
beneficial conversion feature			58,753			58,753		58,753
Sales of common stock	124,268	12	93,189			93,201		93,201
Net income (loss) for the year					(778,029)	(778,029)	(54,734)	(832,763)
Balances at September 30, 2010	2,581,268	$258	$670,427	$-	$(771,027)	$(100,342)	$(54,734)	$(155,076)
Acquisition of non-controlling interest			$(54,734)			(54,734)	$54,734	-
Sales of common stock	636,067	64	560,613			560,677		560,677
Compensatory stock issuances	545,902	55	340,241			340,296		340,296
Stock Subscription				315,000		315,000		315,000
Net income (loss) for the period					(336,714)	(336,714)	-	(336,714)
Balances at June 30, 2011 -
Unaudited	3,763,237	$376	$1,516,547	$315,000	$(1,107,741)	$724,182	$-	$724,182

(1) As restated for a reverse acquisition on July 2, 2010

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months
	Ended	Ended
	June 31,	June 31,
	2010	2011

Cash Flows From Operating Activities:
Net income (loss) during the development stage	$(145,051)	$(336,714)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Compensatory stock issuances	-	283,954
Depreciation	-	7,096
Accounts receivable	(29,000)	-
Note receivable	(500)	-
Security deposits	(200)	(10,000)
Interest expense - debt discount	-	19,630
Accounts payables	9,927	(32,320)
Accrued payables	-	(6,350)

Net cash provided by (used for)
operating activities	(164,824)	(74,704)

Cash Flows From Investing Activities:
Fixed assets	$-	$(6,357)
Net cash provided by (used for)
investing activities	-	(6,357)

(Continued On Following Page)
The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
(formerly B2 Health, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months
	Ended	Ended
	June 31,	June 31,
	2010	2011

Cash Flows From Financing Activities:
Notes payable – borrowings	650	(200,650)
Member contribution	50,000
Sales of common stock	-	617,018
Net cash provided by (used for)
financing activities	50,650	416,368

Net Increase (Decrease) In Cash	(114,174)	335,307

Cash At The Beginning Of The Period	-	27,271

Cash At The End Of The Period	$(114,174)	$362,578

Schedule Of Non-Cash Investing And Financing Activities

In 2010 the Company issued stock subscriptions payable for 50,000 shares in connection with notes payable for compensation recorded at $100,000, the Company issued 200,000 common stock purchase options in
connection with notes payable for compensation recorded at $353,814, and the Company issued 713,000 shares of
common stock pursuant to a reverse acquisition for net liabilities of $200,330.

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

CREATIVE LEARNING CORPORATION
(formerly B2 Health, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Creative Learning Corporation (formerly B2 Health, Inc.) was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010 Creative Learning Corporation was acquired by BFK Franchise Company LLC in a transaction was accounted for similar to a reverse acquisition as the members of BFK Franchise Company LLC retained the majority of the outstanding common stock of Creative Learning Corporation after the share exchange.  The accounting for the transaction was identical to that resulting from a reverse acquisition, except that no goodwill or other intangibles were recorded. Creative Learning Corporation concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK Franchise Company LLC from May 19, 2009 forward, and the consolidated activity of BFK Franchise Company LLC and Creative Learning Corporation from July 2, 2010 forward. BFK Franchise Company LLC and Creative Learning Corporation are hereinafter referred to collectively as the "Company". The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego ® bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2011 the Company had no balance in its allowance for doubtful accounts.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At June 30, 2011 the Company had net operating loss carryforwards of approximately $1,107,741 which begin to expire in 2031. The deferred tax asset of approximately $221,548 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in the nine month interim period ended June 30, 2011 was $67,344.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs for the nine month period ended June 30, 2011 was $128,478.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

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

BFK, which conducts business under the trade name, BRICKS 4 KIDS®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence.  BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks

BFK operates through Corporate Creativity Centers and franchisees.

A Corporate Creativity Center is a store-front location, owned and operated by BFK, where BFK coordinates in school field trips, after school classes, parties, camps and other programs – as well as the retail sales of LEGO® merchandise.

BFK sold its first franchise in September 2009.  Since that time BFK has:

●	opened one Corporate Creativity Center in Florida; and

●	sold 71 additional franchises.

As of July 31, 2011 BFK, through its franchises, was operating in 27 states, and two foreign countries, and Puerto Rico.

The increase in the Company’s revenues and expenses during the nine months ended June 30, 2011, as compared to the same period last year, reflects the expansion of the Company’s business.

Liquidity and Capital Resources

Sources and (uses) of funds for the nine months ended June 30, 2010 and 2011 are shown below:

	Nine Months Ended June 30,
	2010	2011

Cash provided by (used in) operations	$(164,824)	$(68,363)
Purchase of equipment	-	(6,357)
Loan from third party	650	-
Payments on loans to third parties	-	(150,650)
Capital contribution	50,000	-
Sale of common stock	-	560,677

Subsequent to July 2, 2010, the date the Company acquired BFK Franchise Company, the Company had the following transactions in its common stock:

Between September 2010 and December 2010, the Company sold 55,342 units at a price of $3.00 per unit. Each Unit consisted of four shares of the Company’s common stock and one warrant.  Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.00 per share.  The Warrants expire on the earlier of July 31, 2013, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $4.00 for any ten of twenty consecutive trading days.  The proceeds from the sale of the Units were used to open a new Corporate Creativity Center in Coral Springs, Florida, as well as for developing the Company’s online Franchise Management Tool that is used by franchisees for business management and general and administrative expenses.

On June 24, 2010 the Company borrowed $100,000 from a franchisee.  During the nine months ended June 30, 2011 this loan was converted into 252,500 shares.

On July 15, 2010 the Company borrowed $100,000 from three persons.  During the nine months ended June 30, 2011 these loans were converted into 215,902 shares. Of this amount, 62,500 shares had not been issued as of July 31, 2011.

On December 28, 2010 the Company borrowed $10,000 from a franchisee.  The loan was repaid on April 2, 2011.  In partial consideration for providing this loan, the Company agreed to issue 7,500 shares of common stock to the franchisee.  Of this amount, 2,500 shares have been issued as of July 31, 2011 and 5,000 shares remain to be issued.

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

On February 27, 2011 the Company borrowed $15,000 from a third party. This loan was repaid on March 22, 2011. In partial consideration for providing this loan, the Company agreed to issue 2,500 shares to the lender.  As of July 31, 2011, these shares had not been issued.

In May 2011, the Company issued 50,000 shares to Dan O’Donnell, the Company’s Vice President of Operations, for services rendered.

Between April 1, 2011 and July 31, 2011, the Company sold 194,000 shares, at a price of $1.00 per share, to a group of private investors

Between April 1, 2011 and July 31, 2011 the Company sold 252,671 shares, at a price of $0.75 per share, to a group of private investors

Except as indicated, none of the shares listed above were issued to an officer, director, principal shareholder or an affiliate of the Company.

As of July 31, 2011 the Company’s operating cash requirements were approximately $63,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending June 30, 2012 will be as follows

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

As of June 30, 2011 the Company had outstanding short term loans of $50,000, accrued interest payable of $6,341 and $6,250 due to a shareholder. The Company’s remaining liabilities consisted of trade payables. There is no assurance the Company’s operations will be profitable or that the Company will continue to generate a positive cash flow.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2011:

Item	Payments Due by Year
	2011	2012	2013	Total

Lease of corporate office	$24,000	-	-	$24,000
Lease of Creative Learning Center	$42,119	$44,175	$45,267	$131,561

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

Other than as disclosed above, the Company does not know of any trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, the Company’s liquidity increasing or decreasing in any material way.

Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash

Critical Accounting Policies and Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements included as part of this report for a discussion of the Company’s critical accounting policies and recent accounting pronouncements, the adoption of which may have a material effect on the Company’s financial statements.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2011, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CREATIVE LEARNING CORPORATION

August 10, 2011	By:	/s/ Brian Pappas
Brian Pappas
Principal Executive, Financial and Accounting Officer