Form 10-K
period 2011-09-30
CREATIVE LEARNING Corp
filed 2012-01-18
CIK 1394638

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52883

CREATIVE LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-445603
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

701 Market, Suite 113, St. Augustine, FL	32095
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (904) 824-3133
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2011, as quoted on the OTC Bulletin Board, was approximately $7,778,000.

As of December 15, 2011, the Registrant had 11,465,242 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of management and information currently available to management. The use of words such as “believes”, “expects”, “anticipates”, “intends”, “plans”, “estimates”, “should”, “likely” or similar expressions, indicates a forward-looking statement.

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1.  BUSINESS

BUSINESS

The Company was formed in March 2006 to design, manufacture and sell chiropractic tables and beds.  The Company generated only changing revenue and essentially abandoned its business plan in March 2008.

On July 2, 2010 the Company acquired BFK Franchise Company, LLC, a Nevada limited liability company formed in May 2009, for 9,000,000 shares of the Company’s common stock.

On the July 7, 2010, shareholders holding a majority of the Company’s outstanding common stock approved an amendment to the Company’s Articles of Incorporation changing the name of the Company to Creative Learning Corporation.

Unless otherwise indicated, all references to the Company include the operations of BFK.

BFK, which conducts business under the trade name, BRICKS 4 KIDS®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence.  BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks.

LEGO® Bricks

LEGO® is a line of construction toys manufactured by the LEGO® Group, a privately held company based in Billund, Denmark.  The flagship product, LEGO®, consists of colorful interlocking plastic bricks and an accompanying array of gears, minifigures and various other parts. LEGO® bricks can be assembled and connected in many ways to construct such objects as vehicles, buildings, and even working robots.  Anything constructed can then be taken apart, and the pieces used to make other objects.  The toys were originally designed in the 1940s in Europe and have achieved an international appeal, with an extensive subculture that supports LEGO® movies, games, video games, competitions, and four LEGO® themed amusement parks.

LEGO® pieces of all varieties are a part of a universal system.  Despite variation in the design and purpose of individual pieces over the years, each remains compatible in some way with existing pieces.  LEGO® bricks from 1958 still interlock with those made in 2010, and LEGO® sets for young children are compatible with those made for teenagers.

Bricks, beams, axles, gears, mini figures, and all other parts in the LEGO® system are manufactured to an exacting degree of precision.  When snapped together, pieces must have just the right amount of strength and flexibility mixed together to stick together.  They must stay together until pulled apart.  They cannot be too easy to pull apart, or the resulting constructions would be unstable; they also cannot be too difficult to pull apart, since the disassembly of one creation in order to build another is part of the LEGO® appeal.

Since it began producing plastic bricks, the LEGO® Group has released thousands of sets themed around a variety of topics including town and city, space, robots, pirates, LEGO® Trains, Racers, Vikings, castles, Bionicle, dinosaurs, holiday locations, scuba diving and undersea exploration, the wild west, the Arctic, airports and miners.

The LEGO® range has expanded to encompass accessory motors, gears, lights, sensors, and cameras designed to be used with LEGO® components.  Motors, battery packs, lights and switches are sold under the name Power Functions.  The Technics line utilizes newer types of interlocking connections that are still compatible with the older brick type connections.  The Technics line can often be motorized with Power Functions.

LEGO® initiated a robotics line of toys called “Mindstorms” in 1998, and has continued to expand and update this range ever since.  The product originated from a programmable brick developed at the MIT Media Lab and the name is taken from a paper written by a computer scientist and educator who developed the educational theory of constructionism, and whose research was at times funded by the LEGO® Group.

The programmable LEGO® brick which is at the heart of these robotics sets has undergone several updates and redesigns, with the latest being called the 'NXT' brick, and sold under the brand name of LEGO® Mindstorms NXT 2.0 or 1.5.  The set includes sensors that detect touch, light, sound and ultrasonic waves, with several others being sold separately, including an RFID reader.  The intelligent brick can be programmed using software available for both Windows and Mac computers, and is downloaded onto the brick via Bluetooth.

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

Camps.   Normally 3 hours per day for 5 days.  Camps can take place at schools or at other child-related venues.  Children use LEGO® bricks to explore various science and math concepts while working in an open, friendly environment.  The material covered each session varies depending on students’ ages, experience, and skill level.  A new project is built each week.  Architectural concepts are taught while assembling buildings, castles and other structures.  Instructional content includes concepts of friction, gravity and torque, scale, gears, axles and beams. The curriculum can include the construction of a scaled model of the children’s school or the school mascot.  The children work and play with programmable LEGO® bricks along with electric motors, sensors, system bricks, and LEGO® Technic pieces (i.e. gears, axles, and beams).  Recommended fees: $125-$150/child.  Children go home with a small LEGO® project (cost about $5/child)

Birthday Parties.   In the home of the birthday child.  Recommended fees: $150 per party up to 10 children.  If over 10 children the fee is $10/child.

Special Events.   Activities with LEGO® bricks can be held in various locations including church centers, lodges, child-related venues, private schools, pre-schools, etc.  Program can include parents, grandparents and all children in the family.  Recommended fees: $5 per family.

Operating Units

BFK operates through Corporate Creativity Centers and franchisees.

A Corporate Creativity Center is a store-front location, owned and operated by BFK, where BFK coordinates in school field trips, after school classes, parties, camps and other programs – as well as the retail sales of LEGO® merchandise.

As of December 15, 2011 BFK had:

●	1 Corporate Creativity Center in Florida.
●	105 franchises in 26 states and 3 foreign countries.

Franchise Program

A franchisee pays a one-time, non-refundable franchise fee of $24,000 upon the execution of the franchise agreement and is required to pay BFK a royalty of 7% of the amount received from the operation of the franchise.

The franchisee is granted an exclusive territory and a license to use the “Bricks 4 Kidz®” name and trademarks in the franchised territory.  The franchisee is required to conform to certain standards of business practices.  Each franchise is run as an independent business and, as such, is responsible its operation, including employment of adequate staff.

Franchisees are permitted to assign their franchise provided that BFK receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and BFK receives a $5,000 transfer fee.

The term of the franchise is for ten years.  BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events.  The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5000.

In addition to the $24,000 franchise fee, a franchisee is advised that an additional investment of between $8,000 and $23,000 will be required for such things as equipment and supplies, insurance, marketing and working capital during the start-up phase of the business.

Competition

To the best of BFK’s knowledge, there are no companies franchising a model similar to that of Bricks 4 Kidz®.  However, Play-Well Teknologies, with offices in San Anselmeo and Pleasanton, California, offers after-school classes, camps and birthday parties using LEGO® bricks.  Vision Education and Media offers after school classes using LEGO® bricks in its office in New York City, NY.  In addition, several other small businesses around the country offer after-school classes and vacation camps using LEGO® bricks.  These classes and camps are typically held in elementary schools, middle schools and community colleges.

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
In these so called “registration states”, state regulatory agencies review the franchisor’s registration application, the franchise disclosure document, the proposed franchise agreement and any other agreements franchisees must sign.  State regulators also review the financial condition of the franchisor, the background of the franchisor’s executives and sales agents and provisions regarding the rights and remedies of the franchisor and the franchise as provided in the franchise agreement.  These state agencies can deny registration if they believe that the sale of the franchise would be deceptive in any way.

Numerous other states have laws regulating various facets of the relationship between the franchisee and franchisor.  These “relationship laws” typically regulate franchisors’ ability to terminate or refuse renewal of a franchise, contain provisions requiring that a franchisor have “good cause” before terminating or refusing to renew a franchise and may also address other issues such as the right of a deceased franchisee’s heirs to continue the franchise after the original investor’s death.  Some laws require a franchisor to buy back excess inventory from the franchisee in the even of termination.  Some state laws make it illegal for a franchisor to demand a general release from a franchisee as a condition of renewing or entering into a new agreement.

Under the FTC Franchise Rule, the FTC has the authority to seek civil penalties against a franchisor for violations of the FTC Franchise Rule.  Each of the “registration states” has similar authority to seek penalties for violations of their requirements.  Violations may include the offer or sale of an unregistered franchise, failing to timely provide the disclosure document to a prospective franchisee or making misrepresentations in the franchise disclosure documents.  Additionally, officers of the franchisor may have personal liability if they had knowledge of or participated in the violations.

Individuals cannot sue a franchisor for a violation of the FTC Franchise Rule.  However, most of the pre-sale disclosure states grant a private right of action for violation of the state statue and have remedies that typically include damages, rescission of the franchise agreement and attorneys’ fees.

General

The Company’s offices, consisting of approximately 1,100 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL  32095.  The Company purchased this unit in July 2011 for $50,000,

As of December 15, 2011 the Company employed five persons on a full time basis.

The Company’s website is www.bricks4kidz.com.

LEGO® is a registered trademark of the LEGO® Group of companies which do not sponsor, authorize or endorse BFK’s programs or its website.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

See Item 1 of this report.

ITEM 3.   LEGAL PROCEEDINGS

BFK Franchise Company vs. Robin Staples CA-11-1595. On September 29, 2011 BFK filed a suit against Robin Staples in the Circuit Court, St. Johns County, Florida.  The suit alleges that Robin Staples violated the non-compete clause in an agreement that BFK entered into with Ms. Staples in 2010.  BFK has petitioned the court for an injunction against Ms. Staples to enjoin her from operating her competing business.

Robin Staples vs. BFK Franchise Company, LLC, No. 11-2-37615-0 SEA.  On October 31, 2011 Robin Staples filed a complaint in the SUPERIOR COURT OF WASHINGTON FOR KING COUNTY against  BFK alleging that she did not violate any non-compete with respect to the Staples Agreement that  BFK entered into with Ms. Staples in 2010.   BFK filed an answer and petitioned the court for a stay until the case in St. Johns County is adjudicated.

ITEM 4.   REMOVED AND RESERVED

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

On November 7, 2008, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “BTWO.”  Prior to that date, there was no established trading market for the Company’s common stock.

Shown below is the range of high and low quotations for our common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/2009	$0.65	$0.65
3/31/2010	$1.01	$0.50
6/30/2010	$2.00	$1.25
9/30/2010	$1.75	$1.05

12/31/2010	$1.50	$1.05
3/31/2011	$1.59	$1.45
6/30/2011	$1.65	$0.95
9/30/2011	$1.10	$0.51

As of December 15, 2011, the Company had 11,465,242 outstanding shares of common stock and 266 shareholders of record.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors.  The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend.  No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock.  The provisions in the Articles of Incorporation relating to the preferred stock allow the Company’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of the Company’s common stock.  The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by the Company’s management.

See Item 7 of this report for information concerning shares of the Company’s common stock which have been issued or sold since July 1, 2010.

The Company has relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale or issuance of these shares of its common stock. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption form registration.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Results of Operations

Although from a legal standpoint the Company, on July 2, 2010, acquired BFK Franchise Company, for financial reporting purposes, the acquisition of BFK constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, with the result that BFK was deemed to have acquired the Company.  As a result, the financial statements of the Company included as part of this report represent the activity of BFK from May 19, 2009 (the inception of BFK) to July 2, 2010, and the consolidated activity of BFK and the Company from July 2, 2010 forward.  Material changes of items in the Company’s Statement of Operations for the year ended September 30, 2011 as compared to the same period in the prior year are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenues	I	Growth of business resulting in
increased sales of franchises and an
increase in royalties received from
franchisees.

Operating Expenses	I	Growth in business.

Liquidity and Capital Resources

Sources and (uses) of funds for the years ended September 30, 2011 and 2010 are shown below:

	Year Ended September 30,
	2011	2010
Cash used in operations	$(447,812)	$(281,839)
Purchase of equipment	(127,156)	(41,743)
Loans/(Repayments)	(200,650)	200,000
Sale of common stock	1,266,177	93,201
Cash on hand at beginning of period	-	30,381

Subsequent to July 2, 2010, the date the Company acquired BFK Franchise Company, the Company had the following transactions in its common stock:

Between September 2010 and December 2010, the Company sold 55,342 units at a price of $3.00 per unit. Each Unit consisted of four shares of the Company’s common stock and one warrant.  Each Warrant entitles the holder to purchase one share of the Company’s common stock at a price of $3.00 per share.  The Warrants expire on the earlier of July 31, 2013, or twenty days following written notification from the Company that its common stock had a closing bid price at or above $4.00 for any ten of twenty consecutive trading days.  The proceeds from the sale of the Units were used to open a new Corporate Creativity Center in Coral Springs, Florida, as well as for developing the Company’s online Franchise Management Tool (the “FMT”) that is used by franchisees for business management and general and administrative expenses.

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

In May 2011 the Company issued 50,000 shares of common stock to Dan O’Donnell, the Company’s Vice President of Operations, for services rendered.

On February 27, 2011 the Company borrowed $15,000 from a third party. This loan was repaid on March 22, 2011. In partial consideration for providing this loan, the Company agreed to issue 2,500 shares to the lender.  As of December 15, 2011, these shares had not been issued.

Between January 4, 2011 and September 30, 2011 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

Except as indicated, none of the shares described above were issued to an officer, director, principal shareholder or an affiliate of the Company.

As of December 15, 2011 the Company’s operating cash requirements were approximately $90,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2012 will be as follows:

General and administrative expenses	$620,000
Marketing	$240,000
Business development	$120,000
Opening new Corporate Creativity Centers	$80,000

The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. The Company may not be successful in raising the capital it needs.

As of December 15, 2011 the Company’s liabilities consisted primarily of trade payables. In October and November 2011, the Company began to generate a positive cash flow from its operations. Notwithstanding the above, there is no assurance the Company’s operations will be profitable or that the Company will continue to generate a positive cash flow.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2011:

	2012	2013	2014	Total
Lease of corporate office	$18,000	-	-	$18,000
Lease of Corporate Creativity Center	$45,000	50,928	54,526	$150,454

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

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of  management, including the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of the Company’s principal executive officer and principal financial officer and implemented by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Brian Pappas, the Company’s Principal Executive and Financial Officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

There was no change in internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In March 2011 Jeff Pappas resigned as an officer of the Company and acquired a franchisee for Las Vegas, Nevada.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s officers and directors are listed below. Directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Executive officers are elected by Directors and serve at their discretion.

Name	Age	Position
Brian Pappas	60	President, Principal Financial Officer, Principal
		Accounting Officer, Secretary and Director
Michelle Cote	43	Founder and a Director
Dan O'Donnell	43	Vice President of Operations and a Director
Steven Menscher	48	Director

Brian Pappas has been an officer and Managing Member of BFK since May 2009.  Between 1981 and 1998 Brian Pappas owned and operated (with his brother Jeff), Together Development Corporation, which sold franchises under the trade name “Together Dating Service.”  Mr. Pappas and his brother grew Together Development Corporation from 12 franchises to over 175 franchises which were located throughout the US, Canada, England, Netherlands and Germany.  After Mr. Pappas sold Together Development Corporation in 1998 he opened Skater Paradise, Inc, which operated a chain of indoor skate parks in Massachusetts.  After selling Skater Paradise, Inc in 2004 Mr. Pappas, until April, 2009, provided consulting services, and in some instances acted as the franchise development director for Zen Massage Center, WeekDay Gourmet, Shape up Sisters, Digicom Specialties, The Online Outpost, and Auction-It-Today.  In the spring of 2009, Mr. Pappas met with Michelle Cote, the founder of Bricks 4 Kidz®, and together they formed BFK in May 2009.  Between 1981 and 1998 Mr. Pappas also co-owned and operated two advertising agencies, Cushing & Pappas and The Thought Process.  Mr. Pappas graduated from Colgate University in 1973 with a Bachelor of Arts degree in mathematics and music.

Dan O’Donnell has been an officer and Vice President of Operations of BFK since April 15, 2010.  Between October 2009 and his association with BFK, Mr. O’Donnell developed the Franchise Marketing Tool (FMT) for BFK, which is an essential component of the Bricks 4 Kidz® franchise model.  Between May 2000 and October 2009 Mr. O’Donnell was the Director of Franchise Operations for The Whole Child Learning Company, a franchisor of children’s educational services, where he was responsible for the oversight of all daily operational activities, franchisee training and ongoing franchisee support. Mr. O’Donnell began his career in 1994 when he developed and launched a computer education program for children called Computer Kids Unlimited in Pittsburgh.  Mr. O’Donnell attended the University of Pittsburgh at Titusville between August 1987 and May 1988 and Richard Bland College between August 1988 and May 1990.

Michelle Cote co-founded BFK in May 2009 and founded Bricks 4 Kidz® in June, 2008.  In her capacity as “founder”, Ms. Cote advises BFK in the areas of creative development and new programs.  Ms. Cote developed the Bricks 4 Kidz® concept and since early 2008 has been operating after-school classes, camps and birthday parties using LEGO® bricks.  Between 2005 and 2008 Ms. Cote was a free lance architectural draftsman.  Prior to that time Ms. Cote worked for an architectural firm in St. Augustine, FL.  Ms. Cote received her B.A. degree from Flagler College in St. Augustine in 1991 with a major in Spanish/Latin American studies and graduated Cum Laude.

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

Brian Pappas, Michele Cote and Dan O’Donnell’s longstanding relationship with the Company benefits the Company and its shareholders and qualifies them to be directors.

Steven Menscher’s experience with development stage companies benefits the Company and its shareholders and qualifies him to be a director.

The Company does not have a compensation committee.  The Company’s directors serve as its audit committee.

The Company’s directors are not independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX.  No director is a “financial expert” as that term is defined in the regulations of the Securities and Exchange Commission.  The Company does not believe a financial expert is necessary since its revenues for the year ended September 30, 2011 were less than $1,700,000.

The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  The Company does not believe a Code of Ethics is needed at this time since the Company has only three officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s executive officers during the years ended September 30, 2011 and 2010.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Brian Pappas,	2011	$157,875	--	--	--	--	$157,875
Principal Executive,	2010	$75,000	--	--	--	--	$75,000
Financial and
Accounting Officer

Michelle Cote,	2011	--	--	--	--	$82,300	$82,300
Founder	2010	--	--	--	--	$70,102	$70,102

Dan O’Donnell,	2011	$109,000	50,000	--	--	--	$159,000
Vice President of	2010	$47,150	--	--	--	--	$47,150
Operations

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that we could not properly report in any other column of the table. In the case of Ms. Cote, compensation consists of franchisee training, consulting and support.

Long-Term Incentive Plans.  The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans.  The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2011.  The Company does not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.

The Company’s directors act as its compensation committee.  During the year ended September 30, 2011 each director participated in deliberations concerning executive officer compensation.

During the year ended September 30, 2011, none of the Company’s officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 15, 2011, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and officer and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

Name and Address	Shares Owned		Percent of Outstanding Shares

Brian Pappas	2,599,000	(1)	22.70%
701 Market St., Ste. 113
St. Augustine, FL 32095

Michele Cote	1,800,000	(2)	15.70%
701 Market St., Ste. 113
St. Augustine, FL 32095

Dan O’Donnell	180,000		0.20%
701 Market St., Ste. 113
St. Augustine, FL 32095

Steven Menscher	137,000		1.20%
725 Castle Creek Drive
Aspen, CO 81611

(All officers and directors	4,716,000		41.10%
as a group 5 persons)

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.

(2)	Shares are held of record by MC Logic, LLC, a limited liability company controlled by Ms. Cote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Ronald R. Chadwick, P.C. (“Chadwick”) audited the Company’s financial statements for the year ended September 30, 2010.  The following table shows the fees billed to the Company during the periods presented by Chadwick.

	Year Ended September 30, 2011	Year Ended September 30, 2010
Audit Fees	$-	$19,500
Audit-Related Fees	-	$1,500

Tax Fees	-	$2,000
All Other Fees	-	-

Borgers & Cutler, CPA’s PC audited the Company’s financial statements for the year ended September 30, 2011. The following table shows the fees billed to the Company during the year ended September 30, 2011.

Year Ended September 30, 2011
Audit Fees	$16,000
Audit-Related Fees	-

Tax Fees	-
All Other Fees	-

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q and Form 10-K reports.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits		Page Number
3.1.1	Certificate of Incorporation	(1)

3.1.2	Amendment to Certificate of Incorporation	(3)

3.1.2	Bylaws	(1)

10	Agreement relating to the acquisition of BFK Franchise Company	(2)

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-145999.

(2)	Incorporated by reference to Exhibit 10.1 filed with the Company’s report on Form 8-K dated July 2, 2010.

(3)	Incorporated by reference to Exhibit 3.1.2 filed with the Company’s report on Form 10-K filed on April 27, 2011.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of January 2012.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial and	January 16, 2012
Brian Pappas	Accounting Officer and a Director

Director
Michelle Cote

/s/ Dan O’Donnell	Director	January 16, 2012
Dan O’Donnell

/s/ Steven Menscher	Director	January 16, 2012
Steven Menscher

CREATIVE LEARNING CORPORATION
Index to Consolidated Financial Statements

Page

Reports of Independent Auditors	F-2

Consolidated Balance Sheets at September 30, 2011 and 2010	F-3

Consolidated Statements of Operations for the years ended
September 30, 2011 and 2010	F-4

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
September 30, 2011 and 2010	F-5

Consolidated Statements of Cash Flows for the years ended
September 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Creative Learning Corporation:

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation (“the Company”) as of September 30, 2011 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation, as of September 30, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
January 17, 2012

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	September 30,
	2011	2010
Assets
Current Assets:
Cash	$517,830	$27,271
Accounts receivable, less allowance for doubtful
accounts of $28,660 and $-0-, respectively	89,005	—
Other receivables	2,118	—
Total Current Assets	608,953	27,271

Note receivable from related party (Note 3)	10,000	—
Property and equipment, net of accumulated depreciation
of $11,280 and $589, respectively (Note 4)	157,619	41,154
Deposits	7,619	9,819

Total Assets	$784,191	$78,244

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable:
Related party (Note 3)	$11,100	$6,250
Other	69,534	39,700
Payroll accruals	4,123	—
Notes payable:
Related parties (Note 3)	—	650
Other, net of debt discount totaling
$-0- and $19,630, respectively (Note 5)	—	180,370
Accrued interest payable	—	6,350
Total Current Liabilities	84,757	233,320

Stockholders’ Equity (Deficit) (Notes 6, 7 and 8):
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
10,288,575 and 2,581,268 shares issued and outstanding, respectively	1,029	258
Additional paid-in capital	1,975,445	670,427
Retained earnings (deficit)	(1,277,040)	(771,027)
Total Creative Learning Corporation stockholders' equity (deficit)	699,434	(100,342)
Noncontrolling interest	—	(54,734)

Total Stockholders’ Equity (Deficit)	699,434	(155,076)

Total Liabilities and Stockholders’ Equity (Deficit)	$784,191	$78,244

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	For The Years ended
	September 30,
	2011	2010
Revenues:
Initial franchise fees	$1,467,930	$476,472
Royalties and marketing fees	109,822	21,972
	1,577,752	498,444

Operating expenses:
Franchise consulting and commissions:
Related parties (Note 3)	303,801	247,000
Other	603,533	77,098
Franchise training and expenses:
Related parties (Note 3)	76,746	70,000
Other	22,251	12,149
Salaries and payroll taxes	287,427	85,702
Advertising	180,774	109,229
Professional fees	182,823	40,224
Office expense	141,363	35,429
Bad debt expense	28,660	29,500
Depreciation	10,691	589
Stock-based compensation (Note 8)	—	354,643
Other general and administrative expenses	240,601	92,655
Total operating expenses	2,078,670	1,154,218

Loss from operations	(500,918)	(655,774)

Other income (expense):
Interest income	—	1
Interest expense:
Debt discount (Note 5)	—	(6,975)
Beneficial conversion feature (Note 5)	—	(100,000)
Other	(35,653)	(80,370)
Other income	30,557	10,355
Total other income (expense)	(5,096)	(176,989)

Loss before provision for income taxes	(506,014)	(832,763)

Provision for income taxes (Note 11)	—	—

Net loss	(506,014)	(832,763)
Less: net loss attributable to
noncontrolling interest	—	54,734
Net loss attributable to
Creative Learning Corporation	$(506,014)	$(778,029)

Net loss per share (Creative Learning Corporation):
Basic and diluted	$(0.10)	$(0.43)
Weighted average number of common
shares outstanding	5,003,405	1,793,575

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity (Deficit)

					Equity
					(Deficit) -
			Additional	Retained	Creative
	Common Stock		Paid-in	Earnings	Learning	Noncontrolling
	Shares	Par Value	Capital	(Deficit)	Corporation	Interest	Total

Balance, September 30, 2009	1,557,000	$156	$49,844	$7,003	$57,003	$—	$57,003

Stock issued for reverse acquisition (Note 2)	800,000	80	(26,410)	—	(26,330)	—	(26,330)
Compensatory warrant issuances (Note 8)	—	—	353,814	—	353,814	—	353,814
Compensatory stock issuances (Note 6)	100,000	10	141,237	—	141,247	—	141,247
Paid-in capital - beneficial conversion feature (Note 5)	—	—	58,753	—	58,753	—	58,753
Common stock sales (Note 6)	124,268	12	93,189	—	93,201	—	93,201
Net loss for the year ended September 30, 2010	—	—	—	(778,029)	(778,029)	(54,734)	(832,763)
Balance, September 30, 2010	2,581,268	258	670,427	(771,026)	(100,341)	(54,734)	(155,075)

Acquisition of non-controlling interest (Note 1)	—	—	(54,734)	—	(54,734)	54,734	—
Common stock sales (Note 6)	1,156,734	116	951,061	—	951,177	—	951,177
Compensatory stock issuances (Note 6)	1,310,573	131	409,215	—	409,346	—	409,346
Stock issued under exchange agreement (Note 2)	5,240,000	524	(524)	—	—	—	—
Net income for the year ended September 30, 2011	—	—	—	(506,014)	(506,014)	—	(506,014)
Balance, September 30, 2011	10,288,575	$1,029	$1,975,445	$(1,277,040)	$699,434	$—	$699,434

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For The Years ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(506,014)	$(832,763)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	10,691	589
Compensatory equity issuances	409,346	453,814
Interest expense - debt discount	19,630	80,370
Changes in operating assets and liabilities:
Accounts receivable	(89,005)	—
Other assets	(9,918)	(9,819)
Accounts payable	44,685	25,970
Accrued liabilities	4,123	—
Interest payable	(6,350)	—
Net cash provided by (used in)
operating activities	(122,812)	(281,839)

Cash flows from investing activities:
Property and equipment purchases	(127,156)	(41,743)
Loan distributed to a related party in exchange
for a promissory note	(10,000)	—
Net cash used in
investing activities	(137,156)	(41,743)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	200,000
Repayment of notes payable	(200,650)	—
Proceeds from sale of common stock	951,177	93,201
Net cash provided by
financing activities	750,527	293,201

Net change in cash	490,559	(30,381)

Cash, beginning of period	27,271	57,652

Cash, end of period	$517,830	$27,271

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$625
Non-cash investing and financing activities:
Common stock issued to extinguish note payable	$210,000	$—
Common stock issued as payment for interest	$6,341	$—

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Notes to Consolidated Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Creative Learning Corporation (“CLC”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFKF”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFKF in a transaction classified as a reverse acquisition. CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFKF from May 19, 2009 forward, and the consolidated activity of BFKF and CLC from July 2, 2010 forward. BFKF and CLC are hereinafter referred to collectively as the "Company". The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego ® bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

In addition to the accounts of CLC and BFKF, the accompanying consolidated financial statements include the accounts of CLC’s subsidiary, BFK Development Company LLC (“BFKD”) from November 25, 2009 (BFKD’s inception) forward.

BFKF held a 50% ownership interest in BFKD from November 25, 2009 through October 2, 2010. On October 3, 2010, the BFKF acquired the 50% noncontrolling interest in BFKD. Immediately following the acquisition of the noncontrolling interest, BFKF transferred its 100% interest in BFKD to CLC.  Because all of the entities (BFKF, BFKD, and CLC) are related parties under common ownership, all transactions among these entities have been recorded within members’ equity.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles permits management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation and to correct prior year errors. The reclassifications did not have any effect on the prior year net loss.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2011 and 2010.
Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2011 and 2010, the Company’s allowance for doubtful accounts totaled $28,660, and $-0-, respectively.

Property, Equipment and Depreciation

Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, currently set at five years.  Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred.  The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments.

The FASB Accounting Standards Codification (“ASC”) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities.
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability.
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Initial franchise fees are recognized upon the commencement of operations by the franchisee, which is when the Company has performed substantially all initial services required by the franchise agreement. Any unearned income represents franchise fees received for which the Company has not completed its initial obligations under the franchise agreement. Such obligations generally consist of site location assistance and training. Royalties and marketing fees are recognized as earned.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2011 and 2010 of $180,774 and $109,229, respectively.

Income Taxes

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

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Stock-based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Non-controlling interest

A subsidiary of the Company had minority members, representing ownership interests of 50% at September 30, 2010.  The Company accounted for this non-controlling interest pursuant to ASC 810-10-65 whereby gains or losses in a subsidiary with a non-controlling interest are allocated to the non-controlling interest based on the ownership percentage of the non-controlling interest, even if that allocation results in a deficit non-controlling interest balance. As discussed above, the minority interest was reduced to 0% on October 3, 2010.

(2)  Reverse Acquisition

On July 2, 2010 Creative Learning Corporation entered into an agreement to exchange securities (the "Agreement") with BFK Franchise Company LLC, acquiring 100% of the outstanding membership interests of BFK Franchise Company LLC through the Agreement calling for the issuance of 9,000,000 shares of its common stock. During the years ended September 30, 2011 and 2010, 5,240,000 and 1,557,000 shares were issued under the Agreement, with 2,203,000 shares remaining to be issued as of September 30, 2011. The transaction was accounted for as a reverse acquisition as the members of BFK Franchise Company LLC retained the majority of the outstanding common stock of Creative Learning Corporation after the share exchange. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of BFK Franchise Company LLC, while 100% of the net liabilities of Creative Learning Corporation valued at $200,330 consisting of accounts payable of $26,330 and stock subscriptions payable $174,000, were recorded as being acquired in the reverse acquisition for its 713,000 outstanding common shares. The net liabilities acquired of $200,330 combined with the stock value of $962,500 based on market price on the acquisition date led to the Company recognizing goodwill on the transaction of $1,162,880, which was immediately written off. Subsequent to the July 2, 2010 recapitalization, Creative Learning Corporation and BFK Franchise Company LLC remain separate legal entities (with Creative Learning Corporation as the parent of BFK Franchise Company LLC). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of Creative Learning Corporation prior to the July 2, 2010. Creative Learning Corporation concurrent with the transaction changed its name from B2 Health, Inc. to Creative Learning Corporation. Effective with the July 2, 2010 Agreement the Company sold its 100% owned subsidiary Back 2 Health, Ltd. to a company related by common control for a nominal fee.

(3)  Related Party Transactions

During the years ended September 30, 2011 and 2010, the Company paid related parties (companies related by common control) for the following expenses:

●	$303,801 and $247,000, respectively, for franchise consulting and commissions;
●	$76,746 and $70,000, respectively, for franchise training and expenses;

As of September 30, 2011, the Company owed related parties $11,100 for franchise commissions and other charges. This liability is reported in the accompanying consolidated financial statements as Accounts payable, related party.

As of September 30, 2010 and 2009, the Company owed a $650 unsecured note payable to a related party that matured in December 2010. The related party forgave the note during the year ended September 30, 2011.

During the year ended September 30, 2011, certain debt holders converted their promissory notes and related accrued interest into shares of CLC common stock (see Note 5).

(4)           Property and Equipment

Property and equipment consist of the following:

	2011	2010
Furniture and fixtures	$42,334	$31,763
Equipment	21,200	9,980
Real property	105,365	-
	168,899	41,743
Less accumulated depreciation	(11,280)	(589)
	$157,619	$41,154

 Depreciation expense totaled $10,691 and $589, respectively, for the years ended September 30, 2011 and 2010.

(5)  Notes Payable

At September 30, 2010, the Company owed $100,000 in unsecured promissory notes outstanding to individuals, to be repaid from proceeds of a private placement offering of the Company’s common stock which was commenced in July 2010, with 1% interest compounded monthly on the outstanding balance. If one of the notes, for $50,000, was not repaid by July 1, 2010, the Company was required to pay $5,000 per month from mid-July 2010 forward, until the note was retired. Pursuant to note terms, the lenders were to also receive 50,000 common shares by June 2010 (which remained due at September 30, 2010); and upon repayment of the note, have the right to purchase 200,000 shares of the Company at $.50 per share.  In June 2011, the Company exchanged 125,000 shares of common stock for the $50,000 note and $6,341 in accrued interest (a value of $.45 per share).

At September 30, 2010, the Company also had $100,000 in unsecured convertible notes outstanding to individuals, due in November 2010, with 1% interest compounded monthly on the outstanding balance, convertible at the lender’s election at $.50 per share into 200,000 common shares. Pursuant to note terms, the lenders were to also receive 25,000 common shares by June 2010 and 25,000 shares by August 31, 2010, which remained due at September 30, 2010. The Company recognized a beneficial conversion feature debt discount on the convertible notes of $100,000 (limited to the face amount of the notes), which was allocated $58,753 to paid in capital and $41,247 to stock subscriptions payable. The debt discount is amortized over the lives of the loans. Interest expense from debt amortization in fiscal year 2010 was $80,370, with a remaining debt discount of $19,630 amortized during the year ended September 30, 2011.

During the year ended September 30, 2011, the remaining $150,000 in promissory notes and $13,956 in related accrued interest were converted into 372,902 shares of the Company’s common stock (a value of $.44 per share). As of September 30, 2011, the Company had no promissory notes or accrued interest liabilities outstanding.

(6)  Common Stock Issuances

During the year ended September 30, 2011, the Company sold 1,156,734 shares of its common stock to investors for proceeds totaling $951,177, or $.82 per share.

During the year ended September 30, 2011, the Company issued 1,310,573 shares of its common stock to vendors in exchange for consulting services valued at $409,346, or $.31 per share.

During the year ended September 30, 2010, the Company sold 124,268 shares of its common stock to investors for proceeds totaling $93,201, or $.75 per share.

During the year ended September 30, 2010, the Company issued 100,000 shares of its common stock to vendors in exchange for consulting services valued at $141,247, or $1.41 per share.

(7)  Common Stock Commitments

At September 30, 2011, the Company remains committed to issue an additional 2,203,000 common shares pursuant to the July 2, 2010 Securities Exchange Agreement (see Note 2). If all 2,203,000 shares were issued and outstanding, when coupled with the Company’s currently outstanding shares of 10,288,575, the Company would have 12,491,575 common shares outstanding.

(8)  Stock Options and Warrants

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During the year ended September 30, 2010 the Company issued 200,000 common stock purchase options in conjunction with notes payable, allowing the holder to purchase one share of common stock per option, exercisable upon repayment of the notes payable at $.50 per share with an open term. At September 30, 2011, all of these options remained outstanding. The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.1 – 2.57%, dividend yield of 0%, expected lives estimated at five years, volatility from 81 - 115%. The Company incurred and recorded compensation expense under the stock options of $-0- and $353,814, respectively, for the years ended September 30, 2011 and 2010.

Also in fiscal year 2010 the Company issued 31,067 common stock purchase warrants as part of $3.00 units sold in an ongoing private placement offering that commenced in July 2010. Each unit contains four shares of common stock and one common stock purchase warrant, with each warrant allowing the holder to purchase one share of common stock, exercisable anytime at the holder’s election at $3.00 per share, through a term expiring July 31, 2013. The value of the sold units has been allocated to the common shares as the warrants were not in the money on the date of sale.

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2011 and 2010.

(9)  Franchise Operations

The Company currently supports independently owned franchises located in 25 states, 4 Canadian provinces and 4 other countries. Following is a summary of the annual franchise activity:

	September 30,
	2011	2010	2009
Franchises in operation - beginning of year	36	6	-
Franchises sold during the year	42	30	6
Franchises cancelled, terminated or
repurchased during the year	(3)	-	-
Franchises in operation - end of year	75	36	6

Franchises are required to pay the Company an initial franchise fee, royalty fees totaling 7% of gross sales, and marketing fees totaling 2% of gross sales.

(10)  Commitments and Contingencies

Lease Commitments

The Company entered into an office lease agreement commencing May 1, 2010 and ending April 30, 2015. The office lease calls for monthly rent and operating payments that escalate over the term of the lease. Future minimum rental payments are estimated as follows:

September 30,
2012	$42,000
2013	43,000
2014	44,000
2015	25,000
-
$154,000

Rent expense was $80,122 and $14,000, respectively, for the years ended September 30, 2011 and 2010.

Contingencies

On September 30, 2011, the Company filed a complaint in St. Johns County, Florida against an individual for breach of contract, breach of a noncompete agreement, and for violating the Florida Uniform Trade Secrets Act. The case is currently in the discovery phase.

The Company entered into a Consent Order with the State of Washington’s Department of Institutions, Securities Division. The Findings of Fact and Conclusions in the Consent Order include:

●	The Company made unregistered franchise offers and/or sales of a franchise to two Washington residents;

●	The two above offers and/or sales of said franchises were in violation of RCW 19.100.020 because no registration for such offer and/or sale was on file with the Securities Administrator; and

●	The Company did not offer a disclosure document to the two residents.

The Company has neither admitted nor denied the findings within the Consent Order. The Company has agreed to comply with the disclosure requirements stipulated by the State of Washington.

The Office of the Attorney General for the State of New York advised the Company that two franchises sold in New York do not meet the requirements for an exemption under the isolated sale rule and will require the Company to enter into an Assurance of Discontinuance and register with the State of New York.

(11)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2011	2010
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate, net of federal benefit	3.63%	3.63%
Net operating loss for which no tax benefit is currently available	(37.63)%	(37.63)%
	0.00%	0.00%

At September 30, 2011, deferred tax assets consisted of a net tax asset of $483,185, due to operating loss carryforwards of $1,284,043 which was fully allowed for in the valuation allowance of $483,185.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the years ended September 30, 2011 and 2010 totaled $190,413 and $292,772, respectively.  The current tax benefit also totaled $190,413 and $292,772 for the years ended September 30, 2011 and 2010, respectively.  The net operating loss carryforwards begin to expire in the year 2030.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized.  At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should we undergo an ownership change as defined in the Internal Revenue Code, our net tax operating loss carryforwards generated prior to the ownership change may be subject to an annual limitation, which could reduce or defer the utilization of these losses.

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes, and paid no income tax at the company level.

(12) Going Concern

The Company has suffered a loss from operations and has a working capital deficit and stockholders' deficit, and in all likelihood will be required to make significant future expenditures in connection with continuing marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

(13)  Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2011 through January 17, 2012, the date the accompanying financial statements were available to be issued.