Form 10-Q
period 2011-12-31
CREATIVE LEARNING Corp
filed 2012-02-16
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-52883

CREATIVE LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701Market St., Suite 113
St. Augustine, FL 32095
 (Address of principal executive offices, including Zip Code)

(904) 824-3133
 (Issuer’s telephone number, including area code)

________________________
(Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   11,431,075 shares of common stock as of February 10, 2012.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2011

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	December 31,	September 30,
	2011	2011
Assets
Current Assets:
Cash	$485,016	$517,830
Accounts receivable, less allowance for doubtful
accounts of $11,0000 and $28,660, respectively	182,628	89,005
Other receivables	2,118	2,118
Total Current Assets	669,762	608,953

Note receivable from related party	14,000	10,000
Property and equipment, net of accumulated depreciation
of $15,145 and $11,280, respectively	154,348	157,619
Deposits	7,619	7,619

Total Assets	$845,729	$784,191
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable:
Related party	$—	$11,100
Other	90,377	69,534
Payroll accruals.	9,571	4,123
Accrued marketing fund	21,465
Customer deposits	5,000

Total Current Liabilities	126,413	84,757

Stockholders’ Equity (Deficit) :
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,451,075 and 10,288,575 shares issued and outstanding, respectively	1,145	1,029
Additional paid-in capital	1,984,129	1,975,445
Retained earnings (deficit)	(1,265,958)	(1,277,040)

Total Stockholders’ Equity (Deficit)	719,316	699,434

Total Liabilities and Stockholders’ Equity (Deficit)	$845,729	$784,191

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)
	For The Three
	Months Ended
	December 31,	December 31,
	2011	2010
Revenues:
Initial franchise fees	$487,073	$287,937
Royalties and marketing fees	88,385	—
	575,458	287,937

Operating expenses:
Franchise consulting and commissions:
Related parties	66,031	—
Other	153,596	135,993
Franchise training and expenses:
Related parties	7,750	—
Other	17,782	3,000
Salaries and payroll taxes	94,888	63,409
Advertising	64,289	28,845
Professional fees	54,378	9,094
Office expense	33,362	22,494
Depreciation	3,865	2,286
Stock-based compensation	8,800	—
Other general and administrative expenses	59,875	85,119
Total operating expenses	564,616	350,240

Loss from operations	10,842	(62,303)

Other income (expense):
Interest expense:
Beneficial conversion feature	—	(19,630)
Other	—	(6,473)
Other income	240	33,890
Total other income (expense)	240	7,787
Loss before provision for income taxes	11,082	(54,516)

Provision for income taxes (Note 11)	—	—
Net loss	$11,082	$(54,516)
Net loss per share (Creative Learning Corporation):
Basic and diluted	$-	$-
Weighted average number of common
shares outstanding	11,340,409	2,590,656

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Par Value	Capital	(Deficit)	Interest	Total

Balance, September 30, 2010	2,581,268	$258	$670,427	$(771,026)	$(54,734)	$(155,075)

Acquisition of non-controlling interest (Note 1)	—	—	(54,734)	—	54,734	—
Common stock sales (Note 6)	1,156,734	116	951,061	—	—	951,177
Compensatory stock issuances (Note 6)	1,310,573	131	409,215	—	—	409,346
Stock issued under exchange agreement (Note 2)	5,240,000	524	(524)	—	—	—
Net income for the year ended September 30, 2011	—	—	—	(506,014)	—	(506,014)
Balance, September 30, 2011	10,288,575	$1,029	$1,975,445	$(1,277,040)	$—	$699,434

Stock issued under exchange agreement (Note 2)	1,185,000	118	(118)	-	-	—
Compensatory stock issuances (Note 6)	11,000	1	8,799	-	-	8,800
Cancellation of prior shares issued erroneously	(33,500)	(3)	3			—
Net income for the year ended December 31, 2011	—	—	—	11,082	—	11,082

Balance, December 31, 2011	11,451,075	$1,145	$1,984,129	$(1,265,958)	$—	$719,316

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	December 31,	December 31,
	2011	2010
Cash flows from operating activities:
Net income (loss	$11,082	$(54,516)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	3,865	2,286
Compensatory equity issuances	8,800	—
Changes in operating assets and liabilities:
Accounts receivable	(93,623)	—
Accounts payable	9,743	14,818
Accrued liabilities	5,448	19,630
Accrued marketing funds	21,465	—
Customer deposits	5,000	—
Net cash provided by (used in)
operating activities	(28,220)	(17,782)

Cash flows from investing activities:
Property and equipment purchases	(594)	(6,357)
Loan distributed to a related party in exchange
for a promissory note	(4,000)	—
Net cash used in
investing activities	(4,594)	(6,357)

Cash flows from financing activities:
Proceeds from sale of common stock	—	21,124
Net cash provided by
financing activities	—	21,124

Net change in cash.	(32,814)	(3,015)

Cash, beginning of period..	517,830	27,271

Cash, end of period	$485,016	$24,256

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing and financing activities:
Common stock issued for services	$8,800	$—

The accompanying notes are an integral part of the consolidated financial statements

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2011 and 2010 the Company had $11,000 and $-0- in its allowance for doubtful accounts.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At December 31, 2011 and December 31, 2010 the Company had net operating loss carryforwards of approximately $1,265,958 and $771,027 respectively, which begin to expire in 2031. The deferred tax asset of approximately $253,192 and $154,205 respectively created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in the three month interim period ended December 31, 2011 and 2010 was decreased by $2,216 and increased by $10,903 respectively.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs for the nine month period ended December 31, 2011 and 2010 was $64,289 and $128,478 respectively.

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

At December 31, 2011 the company issued 11,000 shares of stock in exchange for services valued at $8,800.

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

BFK sold its first franchise in September 2009.  Since that time BFK has:

•	opened one Corporate Creativity Center in Florida; and
•	sold 116 additional franchises.

As of January 31, 2012 BFK, through its franchises, was operating in 26 states, three foreign countries, and Puerto Rico.

Material changes of items in the Company’s Statement of Operations for the three months ended December 31, 2011 as compared to the same period in 2010 are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business.

Liquidity and Capital Resources

Sources and (uses) of funds for the three months ended December 31, 2011 and 2010 are shown below:

	Three Months ended December 31,
	2011	2010
Cash used in operations	$(28,220)	$(17,782)
Purchase of equipment	(594)	(6,357)
Loan to a shareholder	(4,000)	-
Sale of common stock	-	21,124
Cash on hand at beginning of period	32,814	$3,015

Between January 4, 2011 and December 31, 2011 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177  from the sale of these shares.

As of January 31, 2012 the Company’s fixed operating expenses (i.e. utilities, telephone, base salaries and office condominium payments) were approximately $47,000 per month.   Variable expenses include legal, accounting, travel, advertising, franchise sales commissions, franchisee training and new franchisee fulfillment (i.e. materials supplied to new franchisees as part of their franchise purchase).  Advertising expenses have been averaging $15,000 per month.  Commissions, franchisee training, and new franchisee fulfillment expense are incurred only when a franchise is sold.

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

As of December 31, 2011 the Company’s liabilities consisted primarily of trade payables. In October and November 2011, the Company began to generate a positive cash flow from its operations. Notwithstanding the above, there is no assurance the Company’s operations will be profitable or that the Company will continue to generate a positive cash flow.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2011:

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2011, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2011 the Company issued:

•	10,000 shares of common stock to an investor relations consultant for services rendered and

•	1,000 shares of common stock to a franchisee in consideration of their purchase of a franchise.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or the sale of these shares. The persons who acquired these shares acquired them for their own account. The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

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

CREATIVE LEARNING CORPORATION

February 14, 2012	By:	/s/ Brian Pappas
Brian Pappas, Principal Executive, Financial and Accounting Officer