Form 10-K/A
period 2011-09-30
CREATIVE LEARNING Corp
filed 2012-03-30
CIK 1394638

FORM 10-K /A

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

Large accelerated filer                       ☐                                                                                                      Accelerated filer                                  ☐
Non-accelerated filer                         ☐   (Do not check if a smaller reporting company)                  Smaller reporting company                ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  ☐ Yes   ☑ No

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of  March 2012.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial and	March 29, 2012
Brian Pappas	Accounting Officer and a Director

/s/ Michelle Cote	Director	March 29, 2012
Michelle Cote

/s/ Dan O’Donnell	Director	March 29, 2012
Dan O’Donnell

/s/ Steven Menscher	Director	March 29, 2012
Steven Menscher

CREATIVE LEARNING CORPORATION
Index to Consolidated Financial Statements

Page

Reports of Independent Auditors	F-2

Consolidated Balance Sheets at September 30, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended
September 30, 2011 and 2010	F-5

Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
September 30, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303) 306-1967
Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Creative Learning Corporation
St. Augustine, Florida

I have audited the accompanying consolidated balance sheets of Creative Learning Corporation (formerly B2 Health, Inc.) as of September 30, 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Creative Learning Corporation as of September 30, 2010, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 12 to the financial statements, the Company has suffered a loss from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
January 17, 2012	RONALD R. CHADWICK, P.C.

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
March 21, 2012

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