Form 10-Q
period 2012-03-31
CREATIVE LEARNING Corp
filed 2012-05-15
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number:    000-52883

CREATIVE LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Market St., Suite 113
St. Augustine, FL 32095
 (Address of principal executive offices, including Zip Code)

(904) 824-3133
 (Issuer’s telephone number, including area code)

___________________________________
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   11,451,075 shares of common stock as of April 30, 2012.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2012

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	March 31,	September 30,
	2012	2011
Assets
Current Assets:
Cash	$487,294	$517,830
Accounts receivable, less allowance for doubtful accounts of $11,000 and $28,660, respectively	283,172	89,005
Prepaid expenses	24,276
Other receivables	34,118	2,118

Total Current Assets	828,860	608,953

Note receivable from related party	11,806	10,000
Property and equipment, net of accumulated depreciation of $19,010 and $11,280, respectively	186,333	157,619
Deposits	7,619	7,619

Total Assets	$1,034,618	$784,191

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:

Accounts payable:

Related party	$—	$11,100
Other	46,643	69,534
Payroll accruals	5,280	4,123
Accrued marketing fund	39,171	—
Customer deposits	2,000	—

Total Current Liabilities	93,094	84,757

Stockholders’ Equity (Deficit) :
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 11,451,075 and 10,288,575 shares issued and outstanding, respectively	1,145	1,029
Additional paid-in capital	1,984,129	1,975,445
Retained earnings (deficit)	(1,043,750)	(1,277,040)
Total Stockholders’ Equity	941,524	699,434
Total Liabilities and Stockholders’ Equity	$1,034,618	$784,191

The accompany notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statement of Operations

	(Unaudited)		(Unaudited)
	For The Three		For The Six
	Months Ended		Months Ended
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Revenues:
Initial franchise fees	$718,949	$358,450	$1,206,022	$646,387
Royalties and marketing fees	83,278	—	171,663	—
	802,227	358,450	1,377,685	646,387
Operating expenses:
Franchise consulting and commissions:
Related parties	96,626	—	162,657	—
Other	188,074	171,658	341,670	307,651
Franchise training and expenses:
Related parties	3,149	—	10,899	—
Other	12,782	—	30,564	15,678
Salaries and payroll taxes	86,833	69,876	181,721	133,285
Advertising	42,094	29,024	106,383	57,869
Professional fees	72,022	20,386	126,400	29,480
Office expense	12,424	28,784	45,788	54,328
Depreciation	3,865	2,399	7,730	4,691
Stock-based compensation	—	—	8,800	—
Other general and administrative expenses	62,896	204,092	122,771	273,479
Total operating expenses	580,765	526,219	1,145,383	876,461

Income (loss) from operations	221,462	(167,769)	232,302	(230,074)

Other income (expense):
Interest expense:
Beneficial conversion feature	—	—	—	(19,630)
Other	—	(7,716)	—	(14,189)
Other income	749	16,995	988	50,887
Total other income (expense)	749	9,279	988	17,068

Loss before provision for income taxes	222,211	(158,490)	233,290	(213,006)

Provision for income taxes (Note 11)	—	—	—	—

Net income (loss)	$222,211	$(158,490)	$233,290	(213,006)

Net loss per share (Creative Learning Corporation):
Basic and diluted	$0.02	$(0.06)	0.02	$(0.08)
Weighted average number of common
shares outstanding	11,395,741	2,666,039	11,395,471	2,666,039

The accompany notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statement of Cash Flows

	(Unaudited)
	March 31,	March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$233,290	$(213,006)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	7,730	4,691
Compensatory equity issuances	8,800	147,207
Beneficial conversion feature		19,630
Changes in operating assets and liabilities:
Accounts receivable	(194,167)	—
Other receivables	(32,000)	—
Prepaid expenses	(24,276)	—
Accounts payable	(33,989)	(18,109)
Accrued liabilities	1,157	10,132
Accrued marketing funds	39,171	—
Customer deposits	2,000	—

Net cash provided by (used in) operating activities	7,716	(49,455)
Cash flows from investing activities:
Property and equipment purchases	(36,445)	(6,357)
Loan to a related party
(net of repayments)	(1,807)	—
Net cash used in investing activities	(38,252)	(6,357)
Cash flows from financing activities:
Notes payable - borrowings		(10,000)
Proceeds from sale of common stock	—	151,425

Net cash provided by financing activities	—	141,425
Net change in cash	(30,536)	85,613
Cash, beginning of period	517,830	27,271

Cash, end of period	$487,294	$112,884
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing and financing activities:
Common stock issued for services	$8,800	$—

The accompany notes are an integral part of the consolidated financial statements

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2012 and 2011 the Company had $11,000 and $-0- in its allowance for doubtful accounts.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At March 31, 2012 and March 31, 2011 the Company had net operating loss carryforwards of approximately $1,043,750 and $984,033 respectively, which begin to expire in 2031. The deferred tax asset of approximately $208,750 and $196,807 respectively created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in the six month period ended March 31, 2012 and 2012 was decreased by $46,658 and increased by $42,602 respectively.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs for the six month period ended March 31, 2012 and 2011 was $42,094 and $106,383 respectively.

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

At March 31, 2012 the Company issued 11,000 shares of stock in exchange for services valued at $8,800.

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

BFK sold its first franchise in September 2009.  Since that time BFK has:

●	opened one Corporate Creativity Center in Florida; and
●	sold 150 additional franchises.

As of April 30, 2012 BFK, through its franchises, was operating in 26 states, the District of Columbia, four foreign countries, and Puerto Rico.

Material changes of items in the Company’s Statement of Operations for the three and six months ended March 31, 2012 as compared to the same period in 2011 are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business.

Liquidity and Capital Resources

Sources and (uses) of funds for the six months ended March 31, 2012 and 2011 are shown below:

	Six Months ended March 31,
	2012	2011

Cash provided by (used in) operations	$7,716	$(49,455)

Purchase of equipment	(36,445)	(6,357)

Loan to a shareholder	(1,807)	(10,000)

Sale of common stock	-	151,425

Cash on hand at beginning of period	$30,536	-

Between January 4, 2011 and March 31, 2012 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

As of Mar 31, 2012 the Company’s fixed operating expenses (i.e. utilities, telephone, base salaries and office condominium payments) were approximately $47,000 per month.   Variable expenses include legal, accounting, travel, advertising, franchise sales commissions, franchisee training and new franchisee fulfillment (i.e. materials supplied to new franchisees as part of their franchise purchase).  Advertising expenses have been averaging $15,000 per month.  Commissions, franchisee training, and new franchisee fulfillment expense are incurred only when a franchise is sold.

The Company anticipates that its capital requirements for the twelve-month period ending March 31, 2013 will be as follows:

General and administrative expenses	$620,000
Marketing	$240,000
Business development	$120,000
Opening new Corporate Creativity Centers	$80,000

As of March 31, 2012 the Company’s liabilities consisted primarily of trade payables.

There is no assurance the Company’s operations will continue to be profitable or that the Company will continue to generate a positive cash flow from its operations.

The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. The Company may not be successful in raising the capital it needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of March 31, 2012:

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CREATIVE LEARNING CORPORATION

May 15, 2012	By:	/s/ Brian Pappas
Brian Pappas,
Principal Executive, Financial and Accounting Officer