Form 10-Q
period 2012-06-30
CREATIVE LEARNING Corp
filed 2012-08-14
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from __________ to __________

Commission File Number:    000-52883

CREATIVE LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 Market St, Suite 113
St. Augustine, FL 32095
 (Address of principal executive offices, including Zip Code)

(904)-825-0873
 (Issuer’s telephone number, including area code)
_______________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:   11,451,075 shares of common stock as of August 14, 2012.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Three and Nine Month Periods Ended June 30, 2012

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	June 30,	September 30,
	2012 (unaudited)	2011 (audited)
Assets
Current Assets:
Cash	$621,178	$517,830
Accounts receivable, less allowance for doubtful
accounts of $2,000 and $28,660, respectively	259,270	89,005
Prepaid expenses	23,407	—
Other receivables	47,618	2,118
Total Current Assets	951,473	608,953

Note receivable from related party	11,806	10,000
Property and equipment, net of accumulated depreciation
of $23,577 and $11,280, respectively	257,530	157,619
Deposits	7,619	7,619

Total Assets	$1,228,428	$784,191

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related party	$—	$11,100
Other	81,051	69,534
Payroll accruals	13,535	4,123
Accrued marketing fund	59,144	—
Customer deposits	—	—
Total Current Liabilities	153,730	84,757

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively		—
Common stock, $0.0001 par value; 50,000,000 shares authorized;
11,451,075 and 10,288,575 shares issued and outstanding, respectively	1,145	1,029
Additional paid-in capital	1,984,129	1,975,445
Retained deficit	(910,576)	(1,277,040)

Total Stockholders’ Equity	1,074,698	699,434

Total Liabilities and Stockholders’ Equity	$1,228,428	$784,191

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited) For The Three Months Ended		(Unaudited) For The Nine Months Ended

	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenues:

Initial franchise fees	$665,317	$361,659	$1,871,339	$1,008,046
Royalties and marketing fees	130,811	--	302,474	--
	796,128	361,659	2,173,813	1,008,046
Operating expenses:
Franchise consulting and commissions:
Related parties	93,113	83,435	255,770	247,212
Other	197,996	160,525	539,667	304,399
Franchise training and expenses:
Related parties	1,501	—	12,400	—
Other	18,615	34,940	49,179	50,618
Salaries and payroll taxes	102,039	40,074	283,761	173,359
Advertising	82,405	70,609	188,789	128,478
Professional fees	24,237	20,598	150,638	50,078
Office expense	28,985	14,183	74,772	68,511
Depreciation	4,567	2,405	12,297	7,096
Stock-based compensation	--	--	8,800	--
Other general and administrative expenses	110,456	65,668	233,228	339,147
Total operating expenses	663,915	492,437	1,809,300	1,368,898
Income (loss) from operations	132,212	(130,778)	364,514	(360,852)

Other income (expense):
Interest expense:
Beneficial conversion feature	—	—	—	(19,630)
Other	—	(1,834)	—	(16,023)
Other income	963	8,904	1,952	59,791
Total other income (expense)	963	7,070	1,952	24,138

Income (loss) before provision for income taxes	133,175	(123,708)	366,465	(336,714)

Provision for income taxes (Note 11)	—	—	—	—
Net income (loss)	$133,175	$(123,708)	$366,465	$(336,714)
Net income (loss) per share:
Basic and diluted	$0.01	$(0.04)	0.03	$(0.12)
Weighted average number of common
shares outstanding	11,414,186	2,753,176	11,414,186	2,753,716

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	For The Nine
	Months Ended
	June 30,	June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$366,465	$(336,714)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation	12,297	7,096
Compensatory equity issuances	8,800	283,954
Beneficial conversion feature	—	19,630
Changes in operating assets and liabilities:
Accounts receivable	(170,265)	(10,000)
Other receivables	(45,500)	—
Prepaid expenses	(23,407)	—
Accounts payable	13,952	(32,320)
Accrued liabilities	55,021	(6,350)

Net cash provided by (used in) operating activities	217,363	(74,704)
Cash flows from investing activities:
Property and equipment purchases	(112,209)	(6,357)
Loan to a related party
	(1,806)	—
Net cash used in investing activities	(114,015)	(6,357)
Cash flows from financing activities:
Repayment of notes payable	—	(200,650)
Proceeds from sale of common stock	—	617,018
Net cash provided by financing activities	—	416,368
Net change in cash	103,348	335,307
Cash, beginning of period	517,830	27,271

Cash, end of period	$621,178	$362,578
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing and financing activities:
Common stock issued for services	$8,800	$—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Creative Learning Corporation was incorporated March 8, 2006 in the State of Delaware under the name B2 Health, Inc. BFK Franchise Company LLC was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010 Creative Learning Corporation was acquired by BFK Franchise Company LLC in a transaction classified as a reverse acquisition. Creative Learning Corporation concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK Franchise Company LLC from May 19, 2009 forward, and the consolidated activity of BFK Franchise Company LLC and Creative Learning Corporation from July 2, 2010 forward. BFK Franchise Company LLC and Creative Learning Corporation are hereinafter referred to collectively as the "Company". The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego ® bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2012 and September 30, 2011 the Company had $28,660, respectively and $-0- in its allowance for doubtful accounts.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax cont.

Prior to fiscal year 2010 the Company operated as an LLC, was a pass-through entity for federal income tax purposes and paid no income tax at the company level. At June 30, 2012 and June 30, 2011 the Company had net operating loss carryforwards of approximately $910,100 and $1,107,741 respectively, which begin to expire in 2031. The deferred tax asset of approximately $182,020 and $221,548 respectively created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in the nine month period ended June 30, 2012 and 2011 was decreased by $73,388 and increased by $67,343 respectively.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs for the nine month period ended June 30, 2012 and 2011 was $188,789 and $128,478 respectively.

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

For the nine month period ended June 30, 2012 the Company issued 11,000 shares of stock in exchange for services valued at $8,800.

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

BFK sold its first franchise in September 2009.  Since that time BFK has:

•	opened one Corporate Creativity Center in Florida; and
•	sold 161 additional franchises.

As of July 31, 2012 BFK, through its franchises, was operating in 26 states, the District of Columbia, 7 foreign countries, and Puerto Rico.

Material changes of items in the Company’s Statement of Operations for the three and nine months ended June 30, 2012 as compared to the same periods in 2011, are discussed below.

Increase (I)
Item	or Decrease (D)	Reason

Revenues	I	Increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I
Increase in sales of franchises resulted in more commissions paid on the sale of franchises. Increase in sale of franchises also required more support, resulting in higher salaries. Professional fees increased as the result of legal expenses incurred when the Company sued an unrelated third party for infringing on the Company’s proprietary rights. The lawsuit has since been settled.

Liquidity and Capital Resources

Sources and (uses) of funds for the nine months ended June 30, 2012 and 2011 are shown below:

	Nine months ended June 30,
	2012	2011

Cash provided by (used in) operations	$217,363	$(74,704)
Purchase of equipment	(112,209)	(6,357)
Loan to a shareholder	(1,806)	----
Repayment of loan	---	(200,650)
Sale of common stock	---	617,018

Between January 4, 2011 and June 30, 2012 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

As of June 30, 2012 the Company’s fixed operating expenses (i.e. utilities, telephone, base salaries and office condominium payments) were approximately $47,000 per month.   Variable expenses include legal, accounting, travel, advertising, franchise sales commissions, franchisee training and new franchisee fulfillment (i.e. materials supplied to new franchisees as part of their franchise purchase).  Advertising expenses have been averaging $21,000 per month.  Commissions, franchisee training, and new franchisee fulfillment expense are incurred only when a franchise is sold.

The Company anticipates that its capital requirements for the twelve-month period ending June 30, 2013 will be as follows:

General and administrative expenses	$620,000
Marketing	$240,000
Business development	$120,000

As of June 30, 2012 the Company’s liabilities consisted primarily of trade payables.

There is no assurance the Company’s operations will continue to be profitable or that the Company will continue to generate a positive cash flow from its operations.

The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. The Company may not be successful in raising the capital it needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of June 30, 2012:

	2012	2013	2014	Total

Lease of corporate office	$18,000	-	-	$18,000
Lease of Corporate Creativity Center	$45,000	50,298	54,526	$150,454

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

ITEM 4.  CONTROLS AND PROCEDURES.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CREATIVE LEARNING CORPORATION

August 13, 2012	By:	/s/ Brian Pappas
Brian Pappas, Principal Executive, Financial and Accounting Office