Form 10-K
period 2012-09-30
CREATIVE LEARNING Corp
filed 2012-12-28
CIK 1394638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  000-52883

CREATIVE LEARNING CORPORATION
 (Exact name of registrant as specified in its charter)

Delaware	20-445603
(State or other jurisdiction of	Identification No.)
(I.R.S Employer	incorporation or organization)

701 Market, Suite 113, St. Augustine, FL	32095
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):   Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2012, as quoted on the OTC Bulletin Board, was approximately $6,978,000.

As of December 19, 2012, the Registrant had 11,630,242 issued and outstanding shares of common stock.

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

ITEM 1.  BUSINESS

BUSINESS

The Company was formed in March 2006 under the name B2 Health, Inc. to design, manufacture and sell chiropractic tables and beds.  The Company generated only  limited revenue and essentially abandoned its business plan in March 2008.

On July 2, 2010 the Company acquired BFK Franchise Company, LLC (“BFKF”), a Nevada limited liability company formed in May 2009, under a Stock Exchange Agreement with the members of BFK for 9,000,000 shares of the Company’s common stock.

On the July 7, 2010, shareholders holding a majority of the Company’s outstanding common stock approved an amendment to the Company’s Articles of Incorporation changing the name of the Company to Creative Learning Corporation (“CLC”).

On the September 14, 2012, the Company also formed CI Franchise Company LLC (“CI”) as a wholly owned subsidiary for purpose of operating a second franchise concept known as Challenge Island®, a service business within a defined exclusive territory, providing unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+.

Subsequent to the creation of CI, the only transaction in CI for the fiscal year 2012 was the acquisition of the Challenge Island®, intangible asset of the concept and trademarks under a purchase agreement from Kidsplorations LLC on September 18, 2012.  No CI franchises were sold, or other expenses were incurred as of September 30, 2012.

CI will require separate registrations with state franchising regulators, and will begin that process  during the three months ending December 31, 2012, before it can sell any franchises.

Unless otherwise indicated, all references to the Company include the operations of BFK and CI.

BFK, which conducts business under the trade name, BRICKS 4 KIDS, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young childrens lively imaginations and build self-confidence.  BFKs programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO bricks.

LEGO® Bricks

LEGO® is a line of construction toys manufactured by the LEGO® Group, a privately held company based in Billund, Denmark.  The flagship product, LEGO®, consists of colorful interlocking plastic bricks and an accompanying array of gears, minifigures and various other parts. LEGO® bricks can be assembled and connected in many ways to construct objects such as vehicles, buildings, and even working robots.  Anything constructed can then be taken apart, and the pieces used to make other objects.  The toys were originally designed in the 1940s in Europe and have achieved an international appeal, with an extensive subculture that supports LEGO® movies, games, video games, competitions, and four LEGO® themed amusement parks.

LEGO® pieces of all varieties are a part of a universal system.  Despite variation in the design and purpose of individual pieces over the years, each remains compatible in some way with existing pieces.  LEGO® bricks from 1958 still interlock with those made in 2012, and LEGO® sets for young children are compatible with those made for teenagers.

Bricks, beams, axles, gears, mini figures, and all other parts in the LEGO® system are manufactured to an exacting degree of precision.  When snapped together, pieces must have just the right amount of strength and flexibility to stick together  until pulled apart.  They cannot be too easy to pull apart, or the resulting constructions would be unstable; they also cannot be too difficult to pull apart, since the disassembly of one creation in order to build another is part of the LEGO® appeal.

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

The programmable LEGO® brick, which is at the heart of these robotics sets, has undergone several updates and redesigns, with the latest being called the 'NXT' brick, and sold under the brand name of LEGO® Mindstorms NXT 2.0 or 1.5.  The set includes sensors that detect touch, light, sound and ultrasonic waves, with several others being sold separately, including an RFID reader.  The intelligent brick can be programmed using software available for both Windows and Mac computers, and is downloaded onto the brick via Bluetooth.

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

As of December 15, 2012 BFK had:

●	2 Corporate Creativity Centers in Florida.
●	240 franchises in 38 states and 10 foreign countries.

Franchise Program

A franchisee pays a one-time, non-refundable franchise fee of $25,900 upon the execution of the franchise agreement and is required to pay BFK a royalty of 7% of the amount received from the operation of the franchise.

The franchisee is granted an exclusive territory and a license to use the “Bricks 4 Kidz®” name and trademarks in the franchised territory.  The franchisee is required to conform to certain standards of business practices.  Each franchise is run as an independent business and, as such, is responsible for its operation, including employment of adequate staff.

Franchisees are permitted to assign their franchise provided that BFK receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and BFK receives a $5,000 transfer fee.

The term of the franchise is for ten years.  BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events.  The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000.

In addition to the $25,900 franchise fee, a franchisee is advised that an additional investment of between $8,000 and $23,000 will be required for such things as equipment and supplies, insurance, marketing and working capital during the start-up phase of the business.

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

Numerous other states have laws regulating various facets of the relationship between the franchisee and franchisor.  These “relationship laws” typically regulate the franchisor’s ability to terminate or refuse renewal of a franchise, contain provisions requiring that a franchisor have “good cause” before terminating or refusing to renew a franchise and may also address other issues such as the right of a deceased franchisee’s heirs to continue the franchise after the original investor’s death.  Some laws require a franchisor to buy back excess inventory from the franchisee in the even of termination.  Some state laws make it illegal for a franchisor to demand a general release from a franchisee as a condition of renewing or entering into a new agreement.

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

General

The Company’s offices, consisting of approximately 3,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL  32095.  The Company purchased this unit in July 2011 for $50,000,

As of September 30, 2012 the Company employed twelve persons on a full time basis.

The Company’s website is www.bricks4kidz.com.

LEGO® is a registered trademark of the LEGO® Group of companies which do not sponsor, authorize or endorse BFK’s programs or its website.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

On November 7, 2008, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “BTWO.” On February 27, 2012 the Company’s trading symbol was changed to “CLRN.”  Prior to that date, there was no established trading market for the Company’s common stock.

Shown below is the range of high and low quotations for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board.  The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/10	$1.50	$1.05
3/31/11	$1.59	$1.45
6/30/11	$1.65	$0.95
9/30/11	$1.10	$0.51
12/31/11	$0.65	$0.50
3/31/12	$0.60	$0.40
6/30/12	$0.80	$0.55
9/30/12	$0.75	$0.63

As of December 19, 2012, the Company had 11,630,242 outstanding shares of common stock and 174 shareholders of record.

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

Results of Operations

Although from a legal standpoint the Company, on July 2, 2010, acquired BFK Franchise Company LLC under a Stock Exchange Agreement with the members of BFK Franchise Company LLC, for financial reporting purposes, the acquisition of BFK constituted a recapitalization, and the acquisition was accounted for similar to a reverse merger, with the result that BFK was deemed to have acquired the Company.  As a result, the financial statements of the Company included as part of this report represent the activity of BFK from May 19, 2009 (the inception of BFK) to July 2, 2010, and the consolidated activity of BFK and the Company from July 2, 2010 forward.  The financial statements also include the financial statements of CI Franchise Company, LLC since September 14, 2012.  Material changes of items in the Company’s Statement of Operations for the year ended September 30, 2012 as compared to the same period in the prior year are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business.

Liquidity and Capital Resources

Sources and (uses) of funds for the years ended September 30, 2012 and 2011 are shown below:

	Year Ended September 30,
	2012	2011
Cash provided (used) in operations	$683,635	$(122,812)
Purchase of fixed and intangible assets	(169,679)	(127,156)
Loans (Repayment of loans)	10,000	(210,650)
Sale of common stock	-	951,177

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
On December 28, 2010 the Company borrowed $10,000 from a franchisee.  The loan was repaid on April 2, 2011.  In partial consideration for providing this loan, the Company agreed to issue 7,500 shares to the franchisee

Between August 1, 2010 and March 1, 2011 the Company issued 35,000 shares for investor relations services.

Between January 1, 2011 and February 1, 2011 the Company issued 100,000 shares to two persons for services rendered.

On January 21, 2011 the Company issued 10,000 shares to an employee for services rendered.

In March 2011 the Company granted a third party an option to purchase up to 667,000 shares at a price of $0.675 per share.  The option expired on June 15, 2011.  As of  June 15, 2011 the option holder had purchased 160,000 shares.

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

In October 2011 the Company cancelled 33,500 shares of its common stock that had been issued in error.

In October 2011 the Company purchased 893,000 restricted shares of of its common stock from seven shareholders for nominal consideration. The purchased shares were canceled. The shareholders who sold these shares to the Company were previous members of BFK Franchise Company, LLC,

Between October 2011 and August 2012, as the final fulfillment of the July 2010 Stock Exchange Agreement, the Company issued certificates representing 1,260,000 shares that had not been previously issued to the members of BFK Franchise Company LLC.

In November 2011 the Company issued 11,000 shares of its common stock in exchange for consulting services.

In August 2012 the Company issued 5,000 shares of its common stock in exchange for additional interest on the June 2010 note.

On September 18, 2012 the Company issued 25,000 shares of its common stock in connection with the acquisition of its second franchise concept, Challenge Island®.

Except as indicated, none of the shares described above were issued to an officer, director, principal shareholder or an affiliate of the Company.

The financial statements which are included as part of this report, and in particular the Statement of Stockholders Equity, reflect the issuance of shares when certificates representing the shares are issued by the Company’s transfer agent.  In contrast, in the text of this report shares are considered to be issued and outstanding when the Company’s board of directors has authorized the issuance of the shares and the consideration for the shares has been received.

As of December 19, 2012 the Company’s operating cash requirements were approximately $90,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2013 will be as follows:

General and administrative expenses	$975,000
Marketing	$365,000
Business development	$225,000

As of December 19, 2011 the Company’s liabilities consisted primarily of trade payables and the new Franchisee funded Marketing Fund. The Marketing Fund liability is actually offset with the matching amount of cash in the Marketing Fund bank account.  (Is this restricted cash?)

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2012:

	2013	2014	2015	2016	Total

Lease of Corporate
Creativity Center	$51,500	$53,500	$23,000	--	$128,000

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

The Company saw significant growth in the sales of Franchises in fiscal year 2012, expanding from 105 to 210, resulting in increased revenues from Franchise Fees, including international growth and exposure.  In addition, with Franchisees being in the system longer, there were significant increases in Royalty Fees.

As a result of this growth, the Company experienced a significant increase in liquidity and expects all of these trends to continue into the next fiscal year.

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

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of  management, including the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2012, the Company’s disclosure controls and procedures were effective.

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

Brian Pappas, the Company’s Principal Executive and Financial Officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2012.

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

Name	Age	Position
Brian Pappas	61	President, Principal Financial Officer, Principal Accounting Officer, Secretary and Director
Michelle Cote	44	Founder and a Director
Dan O’Donnell	44	Vice President of Operations and a Director
Steven Menscher	49	Director

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

The Company’s directors are not independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX.  No director is a “financial expert” as that term is defined in the regulations of the Securities and Exchange Commission.  The Company does not believe a financial expert is necessary since its revenues for the year ended September 30, 2012 were less than $3,500,000.

The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions.  The Company does not believe a Code of Ethics is needed at this time since the Company has only three officers.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s executive officers during the years ended September 30, 2012 and 2011.

Name and Principal	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation
Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Brian Pappas,
Principal Executive,	2012	$240,892	--	--	--	--	$240,892
Financial and	2011	$157,875	--	--	--	--	$157,875
Accounting Officer

Michelle Cote,	2012	$158,720	--	--	--	--	$158,720
Founder	2011	--	--	--	--	$82,300	$82,300

Dan O’Donnell,	2012	$134,396	--	--	--	--	$134,396
Vice President of	2011	$109,000	--	50,000	--	--	$159,000
Operations

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.

(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.

(5)	All other compensation received that we could not properly report in any other column of the table. In the case of Ms. Cote, compensation consists of franchisee training, consulting and support.

Long-Term Incentive Plans.  The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans.  The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2012.  The Company does not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.

The Company’s directors act as its compensation committee. During the year ended September 30, 2012 each director participated in deliberations concerning executive officer compensation.

During the year ended September 30, 2012, none of the Company’s officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of September 30, 2012, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and officer and by all officers and directors as a group.  Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

	Shares		Percent of
Name and Address	Owned		Outstanding Shares
Brian Pappas	2,379,000	(1)	20.5%
701 Market St., Ste. 113
St. Augustine, FL 32095

Michele Cote	1,800,000	(2)	15.5%
701 Market St., Ste. 113
St. Augustine, FL 32095

Dan O’Donnell	185,000		1.6%
701 Market St., Ste. 113
St. Augustine, FL 32095

Steven Menscher	10,000		0.1%
725 Castle Creek Drive
Aspen, CO 81611

(All officers and directors	4,374,000		37.7%
as a group 4 persons)

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.

(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 3 to the financial statements included as part of this report.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Borgers & Cutler, CPA’s PC audited the Company’s financial statements for the years ended September 30, 2012 and 2011. The following table shows the fees billed to the Company during these years.

	Year Ended	Year Ended
	September 30, 2012	September 30, 2011
Audit and Audit-Related Fees	$21,680	$16,000
Tax Fees	__	__
All Other Fees	__	__

Audit fees and audit related fees represent amounts billed for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q and Form 10-K reports.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits		Page Number

3.1.1	Certificate of Incorporation	(1)

3.1.2	Amendment to Certificate of Incorporation	(3)

3.1.2	Bylaws	(1)

10	Agreement relating to the acquisition of BFK Franchise Company	(2)

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-145999.

(2)	Incorporated by reference to Exhibit 10.1 filed with the Company’s report on Form 8-K dated July 2, 2010.

(3)	Incorporated by reference to Exhibit 3.1.2 filed with the Company’s report on Form 10-K filed on April 27, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Creative Learning Corporation:

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation (“the Company”) as of September 30, 2012 and 2011 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  the Company, as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
December 19, 2012

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	September 30,
	2012	2011
Assets

Current Assets:
Cash	$1,041,786	$517,830
Accounts receivable, less allowance for doubtful accounts of $12,000 and $28,660, respectively	195,493	89,005
Prepaid expenses	26,334	--
Other receivables	103,013	2,118
Total Current Assets	1,366,626	608,953
Note receivable from related party	--	10,000
Property and equipment, net of accumulated depreciation of $29,805 and $11,280, respectively	283,522	157,619
Intangible assets	25,250	--
Deposits	32,619	7,619
Total Assets	$1,708,017	$784,191
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related party (Note 3)	$16,771	$11,100
Other	163,171	69,534
Payroll accruals	11,877	4,123
Accrued marketing fund	90,155	—
Customer deposits	47,500	—
Notes Payable:
Related parties (Note 6)	40,000
Other	3,500
Total Current Liabilities	372,974	84,757
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively		—
Common stock, $0.0001 par value; 50,000,000 shares authorized;
11,556,075 and 10,288,575 shares issued and outstanding, respectively	1,155	1,029
Additional paid-in capital	2,006,118	1,975,445
Retained earnings (deficit)	(672,231)	(1,277,040)

Total Stockholders’ Equity	1,335,02	699,434
Total Liabilities and Stockholders’ Equity	$1,708,017	$784,191

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	For The Fiscal Years Ended
	September 30,	September 30,
	2012	2011
Revenues:
Initial franchise fees	2,937,407	1,467,930
Royalties and marketing fees	479,60	109,822
	3,417,267	1,577,752
Operating expenses:
Franchise consulting and commissions:
	393,948	303,801
	905,031	603,533
Franchise training and expenses:
	12,400	76,746
	124,552	22,251
Salaries and payroll taxes	397,250	287,427
Advertising	324,229	180,774
Professional fees	161,429	182,823
Office expense	137,480	141,363
Depreciation	18,525	10,691
Stock-based compensation	8,800	—
Other general and administrative expenses	351,126	269,261
	2,834,771	2,078,670
	582,496	(500,918)
Other income (expense):
Interest expense:	—	(35,653)
Other income	22,314	30,557
	22,314	(5,096)
	604,810	(506,014)
Provision for income taxes (Note 12)	—	—
Net Income / (Loss)	$604,810	$(506,014)
Net earnings / (loss) per share:
Basic and diluted	0.05	(0.10)
Weighted average number of common
	11,445,492	5,003,405

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For The Fiscal Years Ended
	September 30,	September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	604,810	$(506,014)
Adjustments to reconcile net income / (loss) to net cash
Depreciation	18,525	10,691
Compensatory equity issuances	30,800	409,346
Beneficial conversion feature	—	19,630
Changes in operating assets and liabilities:
Accounts receivable	(106,488)	(89,005)
Other receivables	(125,895)	(9,918)
Prepaid expenses	(26,334)	—
Accounts payable	99,308	38,335
Notes payable	43,500	—
Accrued liabilities	145,409	4,123
operating activities	683,635	(122,812)
Cash flows from investing activities:
Property and equipment purchases	(144,429)	(127,156)
Acquisition of Intangible Assets	(25,250)	—
Loan repayment from (loan to) related party
	10,000	(10,000)
investing activities	(159,679)	(137,156)
Cash flows from financing activities:
Notes payable - borrowings	—	(200,650)
Proceeds from sale of common stock	—	951,177
financing activities	—	750,527
Net change in cash	523,956	490,559
Cash, beginning of period	517,830	27,271

Cash, end of period	1,041,786	$517,830
Supplemental disclosure of cash flow information:
Cash paid during the period for:	—	$—
	—	$—
Non-cash investing and financing activities:
	—	$210,000
	3,750	6,341
	8,800	—
	18,250	—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LERARNING CORPORATION
Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling
	Shares	Common Stock	Capital	(Deficit)	Interest	Total

Balance, September 30, 2010	2,581,268	258	670,427	(771,026)	(54,734)	(155,075)
Acquisition of non-controlling interest (Note 1)	—	—	(54,734)	—	54,734	—
Common stock sales (Note 6)	1,156,734	116	951,061	—	—	951,177
Compensatory stock issuances (Note 6)	1,310,573	131	09,215	—	—	409,346
Stock issued under exchange agreement (Note 2)	5,240,000	524	(524)	—	—	—
Net income for the year ended September 30, 2011	--	--	--	(506,014)	--	(506,014)
Balance, September 30, 2011	10,288,575	$1,029	$1,975,445	$(1,277,040)	$--	$699,434
Stock issued under exchange agreement (Note 2)	1,260,000	126	(126)	--	--	0
Compensatory stock issuances (Note 7)	11,000	1	8,799	--	--	8,800
Cancellation of prior shares issued erroneously	(33,500)	(3)	3			--
Stock issued as payment for liabilities (Note 7)	5,000	0	3,750			3,750
Stock issued for franchise concept (Note 7)	25,000	2	18,248			18,250
Net income for the year ended September 30, 2012	--	--	--	604,810	--	604,810
Balance, September 30, 2012	11,556,075	$1,155	$2,006,118	$(672,230)	$--	$1,335,044

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

In addition to the accounts of CLC and BFKF, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”) from November 25, 2009 (BFKD’s inception) forward, and CI Franchise Company LLC (“CI”), formed on September 14, 2012.

BFKF held a 50% ownership interest in BFKD from November 25, 2009 through October 2, 2010. On October 3, 2010, the BFKF acquired the 50% noncontrolling interest in BFKD. Immediately following the acquisition of the noncontrolling interest, BFKF transferred its 100% interest in BFKD to CLC.

CI Franchise Company LLC (“CI”) was formed to purchase and operate another franchise concept known as Challenge Island®, a service business within a defined exclusive territory, providing unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+.

Because all of the entities (BFKF, BFKD, CI and CLC) are related parties under common ownership, all transactions among these entities have been recorded within members’ equity.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at September 30, 2012 and 2011.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2012 and 2011, the Company’s allowance for doubtful accounts totaled $12,000, and $28,660, respectively.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2012 and 2011 of $324,229 and $180,774, respectively.

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

Net earnings (loss) per share

ASC 260-10-45, “Earnings Per Share”, requires presentation of "basic" and "diluted" earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. When the company is in loss position, no dilutive effect is considered.

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

(2)           Reverse Acquisition

On July 2, 2010 Creative Learning Corporation entered into an agreement to exchange securities (the "Agreement") with BFK Franchise Company LLC, acquiring 100% of the outstanding membership interests of BFK Franchise Company LLC through the Agreement calling for the issuance of 9,000,000 shares of its common stock. During the years ended September 30, 2011 and 2010, 5,240,000 and 1,557,000 shares were issued under the Agreement, with 2,203,000 shares remaining to be issued as of September 30, 2011 and -0- shares remaining at September 30, 2012. The transaction was accounted for as a reverse acquisition as the members of BFK Franchise Company LLC retained the majority of the outstanding common stock of Creative Learning Corporation after the share exchange. Effective with the Agreement, the Company's stockholders' equity was retroactively recapitalized as that of BFK Franchise Company LLC, while 100% of the net liabilities of Creative Learning Corporation valued at $200,330 consisting of accounts payable of $26,330 and stock subscriptions payable $174,000, were recorded as being acquired in the reverse acquisition for its 713,000 outstanding common shares. The net liabilities acquired of $200,330 combined with the stock value of $962,500 based on market price on the acquisition date led to the Company recognizing goodwill on the transaction of $1,162,880, which was immediately written off. Subsequent to the July 2, 2010 recapitalization, Creative Learning Corporation and BFK Franchise Company LLC remain separate legal entities (with Creative Learning Corporation as the parent of BFK Franchise Company LLC). The accompanying consolidated financial statements exclude the financial position, results of operations and cash flows of Creative Learning Corporation prior to the July 2, 2010. Creative Learning Corporation concurrent with the transaction changed its name from B2 Health, Inc. to Creative Learning Corporation. Effective with the July 2, 2010 Agreement the Company sold its 100% owned subsidiary Back 2 Health, Ltd. to a company related by common control for a nominal fee.

(3)           Related Party Transactions

During the years ended September 30, 2012 and 2011, the Company paid related parties (companies related by common control) for the following expenses:

●	$393,948 and $303,801, respectively, for franchise consulting and commissions;
●	$12,400 and $76,746, respectively, for franchise training and expenses;

As of September 30, 2012, the Company owed related parties $16,771 for franchise commissions.  This liability is reported in the accompanying consolidated financial statements as Accounts payable, related party.

As of September 30, 2011, the Company owed related parties $11,100 for franchise commissions and other charges. This liability is reported in the accompanying consolidated financial statements as Accounts payable, related party.

As of September 30, 2012, the Company owed a $40,000, non-interest bearing promissory note to a related party for Consulting Services payable in 2013 by issuance of 40,000 shares of the Company’s Common Stock.  This liability is reported in the accompanying financial statements as Notes Payable, related party.

As of September 30, 2010 and 2009, the Company owed a $650 unsecured note payable to a related party that matured in December 2010. The related party forgave the note during the year ended September 30, 2011.

During the year ended September 30, 2011, certain debt holders converted their promissory notes and related accrued interest into shares of CLC common stock (see Note 6).

(4)           Property and Equipment

Property and equipment consist of the following:

	September 30,
	2012	2011
Furniture and Fixures	$54,435	$42,334
Equipment	29,857	21,200
Real Property	229,035	105365
	313,327	168,899
Less accumulated depreciation	(29,805)	(11,280)
	$283,522	$157,619

Depreciation expense totaled $18,525 and $10,691, respectively, for the years ended September 30, 2012 and 2011.

(5)           Intangible Assets

In September of 2012, the Company purchased a second franchise concept and trademarks, and is carrying an Intangible Asset for this purchase of $$25,250 under a newly created Subsidiary called CI Franchise Company LLC, where CI stands for Challenge Island.

(6)           Notes Payable

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

During the year ended September 30, 2011, the remaining $150,000 in promissory notes and $13,956 in related accrued interest were converted into 372,902 shares of the Company’s common stock (a value of $0.44 per share). As of September 30, 2011, the Company had no promissory notes, accrued interest liabilities or related stock options outstanding in relation to these promissory notes.

As of September 30, 2012, the Company owed a $40,000, non-interest bearing promissory note to a related party for Consulting Services payable in 2013 by issuance of 40,000 shares of the Company’s Common Stock.  This liability is reported in the accompanying financial statements as Notes Payable, related party.

(7)           Common Stock Issuances

During the year ended September 30, 2011, the Company sold 1,156,734 shares of its common stock to investors for proceeds totaling $951,177, or $0.82 per share.

During the year ended September 30, 2011, the Company issued 1,310,573 shares of its common stock to vendors in exchange for consulting services valued at $409,346 or $0.31 per share.

During the year ended September 30, 2012, the Company issued 1,260,000 shares of its common stock as the final fulfillment of all commitments pursuant to the July 2, 2010 Securities Exchange Agreement (see Note 2).

During the year ended September 30, 2012, the Company issued 11,000 shares of its common stock in exchange for consulting services valued at $8,800 or $0.80 per share.

During the year ended September 30, 2012, the Company issued 5,000 shares of its common stock to fulfill a prior commitment related to a late, loan interest payment valued at $3,750 or $0.75 per share.

During the year ended September 30, 2012, the Company issued 25,000 shares of its common stock related to the acquisition of a second Franchise concept valued at $18,250 or $0.73 per share.

During the year ended September 30, 2012, the Company canceled 33,500 of prior shares of its common stock previously issued in error.

(8)           Common Stock Commitments

At September 30, 2012, the Company owed a $40,000, non-interest bearing promissory note to a related party for Consulting Services payable in 2013 by issuance of 40,000 shares of the Company’s Common Stock.

(9)           Stock Options and Warrants

Non-employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

During the year ended September 30, 2010 the Company issued 200,000 common stock purchase options in conjunction with notes payable, allowing the holder to purchase one share of common stock per option, exercisable upon repayment of the notes payable at $0.50 per share with an open term. At September 30, 2011,  no remaining options related to these notes payables were still outstanding. The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.1 – 2.57%, dividend yield of 0%, expected lives estimated at five years, volatility from 81 - 115%. The Company incurred and recorded compensation expense under the stock options of $-0-, $-0-, and $353,814, respectively, for the years ended September 30, 2012, 2011 and 2010.

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

Employee stock options

The Company accounts for employee stock options under ASC 718. Unless otherwise provided for, the Company covers option exercises by issuing new shares. There were no employee stock options issued or outstanding in 2012 and 2011.

(10)         Franchise Operations

The Company currently supports independently owned franchises located in 32 states, 4 Canadian provinces and 6 other countries. Following is a summary of the annual franchise activity:

	September 30,
	2012	2011	2010
Franchises in operation - beginning of year	75	36	6
Franchises sold during the year	137	42	30
Franchises cancelled, terminated or
repurchased during the year	(2)	(3)
Franchises in operation - end of year	210	75	36

Franchises are required to pay the Company an initial franchise fee, royalty fees totaling 7% of gross sales, and marketing fees totaling 2% of gross sales.

(11)         Commitments and Contingencies

Lease Commitments

The Company entered into an office lease agreement commencing May 1, 2010 and ending April 30, 2015. The office lease calls for monthly rent and operating payments that escalate over the term of the lease. Future minimum rental payments are estimated as follows:

September 30,
2013	$51,500
2014	53,500
2015	23,000
$128,000

Rent expense was $64,296 and $80,122, respectively, for the years ended September 30, 2012 and 2011.

ContingenciesThere are no contigencies as of September 30, 2012.

(12)           Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30,
	2012	2011
U.S. Federal statutory graduated rate	34.00%	34.00%
State income tax rate,
net of federal benefit	3.63%	3.63%
Net operating loss for which no tax
benefit is currently available	-37.63%	-37.63%
	0.00%	0.00%

At September 30, 2012, deferred tax assets consisted of a net tax asset of $251,549, due to remaining net operating loss carryforwards of $668,481 which was fully allowed for in the valuation allowance of $251,549.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the years ended September 30, 2012 and 2011 totaled $(231,636) and $190,413, respectively.  The net operating loss carryforwards begin to expire in the year 2030.

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

(13)         Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2012 through December 10, 2012, the date the accompanying financial statements were available to be issued. Other than those set out above, there have been no subsequent events after September 30, 2012 for which disclosure is required.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of December 2012.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial and Accounting Officer and a Director	December 28, 2012
Brian Pappas

/s/ Michelle Cote	Director	December 28, 2012
Michelle Cote

/s/ Dan O’Donnell	Director	December 28, 2012
Dan O’Donnell

Director
Steven Menscher