Form 10-Q
period 2012-12-31
CREATIVE LEARNING Corp
filed 2013-02-13
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended December 31, 2012

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

__________________________________________
 (Former name or former address if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒   No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,675,242 shares of common stock as of February 8, 2013.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended December 31, 2012

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	December 31,	September 30,
	2012	2012
Assets
Current Assets:
Cash	$1,073,876	$1,041,786
Accounts receivable, less allowance for doubtful
accounts of $12,000 and $12,000, respectively	189,870	195,493
Prepaid expenses	23,698	26,334
Other receivables	74,500	103,013
Total Current Assets	1,361,944	1,366,626
Note receivable from related party	—	—
Property and equipment, net of accumulated depreciation
of $36,529 and $29,805, respectively	285,981	283,522
Intangible Assets	25,250	25,250
Deposits	39,619	32,619

Total Assets	$1,712,794	$1,708,017

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable:
Related parties	$4,121	$16,771
Other	148,312	163,171
Payroll accruals	7,239	11,877
Accrued marketing fund	108,615	90,155
Customer deposits	67,500	47,500
Notes Payable:
Related parties	20,000	40,000
Other	3,500	3,500
Total Current Liabilities	359,287	372,975
Stockholders’ Equity (Deficit) :
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,556,075 and 10,288,575 shares issued and outstanding, respectively	1,157	1,155
Additional paid-in capital	2,026,116	2,006,118
Retained earnings (deficit)	(673,767)	(672,231)

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)
	For The Three
	Months Ended
	December 31,	December 31,
	2012	2011
Revenues:
Initial franchise fee	$633,268	$443,035
Royalties and marketing fees	149,534	88,385
Corporate Creativity Center Sales	30,201	44,038
	813,003	575,458
Operating expenses:
Franchise consulting and commissions:
Related parties	136,265	66,031
Other	196,169	153,596
Franchise training and expenses:
Related parties	—	7,750
Other	58,568	17,782
Salaries and payroll taxes	127,361	94,888
Advertising	60,450	64,289
Professional fees	27,738	54,378
Office expense	39,623	33,362
Depreciation	6,724	3,865
Stock-based compensation	—	8,800
Other general and administrative expenses	59,875	59,875
Total operating expenses	814,405	564,616
Income (loss) from operations	(1,402)	10,842
Other income (expense):
Interest expense:
Beneficial conversion feature	—	—
Other	134	—
Other income	0	240
Total other income (expense)	(134)	240

Income (loss) before provision for income taxes	(1,536)	11,082
Provision for income taxes (Note 11)	—	—
Net Income (loss)	$(1,536)	$11,082
Net income (loss) per share (Creative Learning Corporation):
Basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding	11,558,575	11,340,409

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(1,536)	$11,082
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,724	3,865
Compensatory equity issuances	20,000	8,800
Changes in operating assets and liabilities:
Accounts receivable	5,623	(93,623)
Accounts payable	(27,509)	9,743
Accrued liabilities	(4,638)	5,448
Accrued marketing funds	18,460	21,465
Customer deposits	20,000	5,000
Notes Payable	(20,000)	—
Deposits	(7,000)	—
Other receivables	28,513	—
Prepaid expenses	2,636	5,000
Net cash provided by (used in) operating activities	41,273	(23,220)
Cash flows from investing activities:
Property and equipment purchases	(9,183)	(594)
Intangible asset purchases	—
Repayment of loan	—	(4,000)
Net cash used in investing activities	(9,183)	(4,594)
Cash flows from financing activities:
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	—	—
Net change in cash	32,090	(27,814)
Cash, beginning of period	1,041,786	517,830

Cash, end of period	$1,073,876	$490,016
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$—	$—
Non-cash investing and financing activities:
Common stock issued for services	$20,000	$8,800

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity (Deficit) CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings	Noncontrolling
	Shares	Par Value	Capital	(Deficit)	Interest	Total

Balance, September 30, 2010	2,581,268	258	670,427	(771,026)	(54,734)	(155,075)
Acquisition of non-controlling interest (Note 1)	—	—	(54,734)	—	54,734	—
Common stock sales (Note 6)	1,156,734	116	951,061	—	—	951,177
Compensatory stock issuances (Note 6)	1,310,573	131	409,215	—	—	409,346
Stock issued under exchange agreement (Note 2)	5,240,000	524	(524)	—	—	—
Net income for the year ended September 30, 2011	—	—	—	(506,014)	—	(506,014)
Balance, September 30, 2011	10,288,575	$1,029	$1,975,445	$(1,277,040)	$—	$699,434
Stock issued under exchange agreement (Note 2)	1,260,000	126	(126)	—	—	0
Compensatory stock issuances (Note 6)	11,000	1	8,799	—	—	8,800
Cancellation of prior shares issued erroneously (Note 7)	(33,500)	(3)	3			—
Stock issued as payment for liabilities (Note 7)	5,000	0	3,750			3,750
Stock issued for business acquisition (Note 7)	25,000	2	18,248			18,250

Net income for the year ended September 30, 2012	—	—	—	604,810	—	604,810

Balance, September 30, 2012	11,556,075	$1,155	$2,006,118	$(672,230)	$—	$1,335,044
Stock issued as payment for liabilities (Note 7)	20,000	2	19,998			20,000

Net income for the quarter ended December 21, 2012				(1,536)		(1,536)

Balance, December 31, 2012	11,576,075	$1,157	$2,026,116	$(673,766)	$—	$1,353,507

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents.  We had no cash equivalents at December 31, 2012 and 2011.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2012 and 2011 the Company had $12,000 and $11,000 in its allowance for doubtful accounts.

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs for the three month period ended December 31, 2012 and 2011 was $60,450 and $64,289 respectively.

Net income (loss) per share

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

BFK sold its first franchise in September 2009.  Since that time BFK has:

•	opened two Corporate Creativity Center in Florida; and
•	sold 253 additional franchises.

As of January 31, 2013 BFK, through its franchises, was operating in 39 states, the District of Columbia, 10 foreign countries, and Puerto Rico.

Material changes of items in the Company’s Statement of Operations for the three months ended December 31, 2012, as compared to the same period in 2011, are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business.

Liquidity and Capital Resources

Sources and (uses) of funds for the three months ended December 31, 2012 and 2011 were shown below:

	Three months ended December 31,
	2012	2011

Cash provided by (used in) operations	41,273	(23,220)
Purchase of equipment	(9,183)	(594)
Loans (Repayment of loans)	-	(4,000)

Between January 4, 2011 and December 31, 2012 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

As of December 31, 2012 the Company’s fixed operating expenses (i.e. utilities, telephone, base salaries and office condominium payments) were approximately $84,000 per month.   Variable expenses include legal, accounting, travel, advertising, franchise sales commissions, franchisee training and new franchisee fulfillment (i.e. materials supplied to new franchisees as part of their franchise purchase).  Advertising expenses have been averaging $20,000 per month.  Commissions, franchisee training, and new franchisee fulfillment expense are incurred only when a franchise is sold.

The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2013 will be as follows:

General and administrative expenses	$1,000,000
Marketing	$365,000
Business development	$275,000

As of December 31, 2012 the Company’s liabilities consisted primarily of trade payables.

There is no assurance the Company’s operations will continue to be profitable or that the Company will continue to generate a positive cash flow from its operations.

The Company does not have any commitments or arrangements from any person to provide the Company with any additional capital. The Company may not be successful in raising the capital it needs.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2012:

	2013	2014	2015	Total

Lease of Corporate Creativity Center	$38,625	53,500	23,000	$115,125

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

Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash.

Critical Accounting Policies and Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements included as part of this report for a discussion of the Company’s critical accounting policies and recent accounting pronouncements, the adoption of which may have a material effect on the Company’s financial statements.

Item 4.  Controls and Procedures.

(a)           The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2012, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Controls.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Between January 4, 2011 and December 31, 2012 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or the sale of these securities. The persons who acquired these shares acquired them for their own account. The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these shares.

Item 6.  Exhibits

Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

February 12, 2013	By:	/s/ Brian Pappas
Brian Pappas,
Principal Executive, Financial and Accounting Officer