Form 10-Q/A
period 2012-12-31
CREATIVE LEARNING Corp
filed 2013-02-15
CIK 1394638

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

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)
	For The Three
	Months Ended
	December 31,	December 31,
	2012	2011
Revenues:
Initial franchise fee	$633,268	$443,035
Royalties and marketing fees	149,534	88,385
Corporate Creativity Center Sales	30,201	44,038
	813,003	575,458
Operating expenses:
Franchise consulting and commissions:
Related parties	136,265	66,031
Other	196,169	153,596
Franchise training and expenses:
Related parties	—	7,750
Other	58,568	17,782
Salaries and payroll taxes	127,361	94,888
Advertising	60,450	64,289
Professional fees	27,738	54,378
Office expense	39,623	33,362
Depreciation	6,724	3,865
Stock-based compensation	—	8,800
Other general and administrative expenses	161,507	59,875
Total operating expenses	814,405	564,616
Income (loss) from operations	(1,402)	10,842
Other income (expense):
Interest expense:
Beneficial conversion feature	—	—
Other	134	—
Other income	0	240
Total other income (expense)	(134)	240

Income (loss) before provision for income taxes	(1,536)	11,082
Provision for income taxes (Note 11)	—	—
Net Income (loss)	$(1,536)	$11,082
Net income (loss) per share (Creative Learning Corporation):
Basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding	11,558,575	11,340,409

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

Note Payables

As of September 30, 2012, the Company owed a $40,000, non-interest bearing promissory note to a related party for Consulting Services payable in 2013 by issuance of 40,000 shares of the Company’s common stock.  During this period of October to December 2012, 20,000 shares of common stock, valued at $1.00 per share, were issued as part of this note payable.

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

Subsequent Events

In January of 2013 the Company also formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun.  Sew Fun is a brick and mortar business featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties, for children ages 8-13+, as well as adult classes in fashion design.

The Sew Fun concept and trademarks were acquired under a purchase agreement on January 8, 2013 by the issuance of 35,000 shares of the Company’s common stock values at $0.58 per share and the intangible asset was transferred to SF.  The Company also contributed $50,000 to SF as seed capital in January of 2013.

SF will require separate registrations with state franchising regulators, and will begin that process subsequent to January 2013.

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

CREATIVE LEARNING CORPORATION

February 14, 2013	By:	/s/ Brian Pappas
Brian Pappas,
Principal Executive, Financial and Accounting Officer