Form 10-Q
period 2013-03-31
CREATIVE LEARNING Corp
filed 2013-05-15
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  11,710,242 shares of common stock as of April 30, 2013.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2013

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	7

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets
(Unaudited)

	March 31,	September 30,
	2013	2012
Assets
Current Assets:
Cash	$1,174,709	1,041,786
Accounts receivable, less allowance for doubtful
accounts of $12,000 and $12,000, respectively	266,299	195,493
Prepaid expenses	21,555	26,334
Other receivables	51,014	103,013
Total Current Assets	1,513,577	1,366,626
Property and equipment, net of accumulated depreciation
of $43,064 and $29,805, respectively	288,191	283,522
Intangible Assets	53,050	25,250
Deposits	13,537	32,619
Total Assets	$1,868,355	1,708,017

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$6,240	16,771
Other	148,188	163,171
Payroll accruals	12,743	11,878
Accrued marketing fund	144,956	90,155
Customer deposits	67,479	47,500
Notes Payable:
Related parties	20,000	40,000
Other	—	3,500
Total Current Liabilities	399,606	372,975
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,621,075 and 11,556,075 shares issued and outstanding, respectively.	1,162	1,155
Additional paid-in capital	2,053,912	2,006,118
Retained earnings (Deficit)	(586,326)	(672,231)
Total Stockholders’ Equity	1,468,749	1,335,042
Total Liabilities and Stockholders’ Equity	$1,868,355	1,708,017

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	For The Three		For The Six
	Months Ended		Months Ended
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012
Revenues:
Initial franchise fees	$817,332	$718,949	$1,450,600	$1,206,022
Royalties and marketing fees	229,743	50,728	379,277	95,074
Corporate Creativity Center Sales	30,352	32,550	60,553	76,589
	1,077,427	802,227	1,890,430	1,377,685
Operating expenses:
Franchise consulting and commissions:
Related parties	109,007	96,626	245,272	162,657
Other	335,323	188,074	531,492	341,670
Franchise training and expenses:
Related parties	—	3,149	—	10,899
Other	61,237	12,782	119,805	30,564
Salaries and payroll taxes	141,110	86,833	268,471	181,721
Advertising	134,176	42,094	194,625	106,383
Professional fees	37,576	72,022	65,314	126,400
Office expense	48,068	12,424	87,691	45,788
Depreciation	6,535	3,865	13,259	7,730
Stock-based compensation	—	—	—	8,800
Other general and administrative expenses	94,480	62,896	255,987	122,771
Total operating expenses	967,511	580,765	1,781,916	1,145,383
Income from operations	109,916	221,462	108,514	232,302
Other income (expense):
Interest (expense):	(1,861)	—	(1,995)	—

Other income (expense)	(20,613)	749	(20,613)	988
Total other income (expense)	(22,474)	749	(22,608)	988
Income before provision for
income taxes	87,442	222,211	85,906	233,290
Provision for income taxes (Note 11)	—	—	—	—
Net Income	$87,442	$222,211	$85,906	$233,290
Net Income per share
Basic and diluted	$0.01	$0.02	$0.01	$0.02
Weighted average number of common
shares outstanding..	11,574,825	11,395,741	11,574,825	11,395,471

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	March 31,	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$85,906	$233,290
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	13,259	7,730
Compensatory equity issuances	47,800	8,800
Changes in operating assets and liabilities:
Accounts receivable	(70,806)	(194,167)
Accounts payable	(25,514)	(33,989)
Accrued liabilities	866	1,157
Accrued marketing funds	54,801	39,171
Customer deposits	19,979	2,000
Deposits	19,082	—
Other receivables	51,999	(32,000)
Prepaid Expenses	4,779	(24,276)
Net cash provided by operating activities	202,151	7,716
Cash flows from investing activities:
Property and equipment purchases	(17,928)	(36,445)
Intangible asset purchases	(27,800)
Repayment of Loan	—	(1,807)
Net cash used in investing activities	(45,728)	(38,252)
Cash flows from financing activities:
Notes Payable	(23,500)	—
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	(23,500)	—
Net change in cash	132,923	(30,536)
Cash, beginning of period	1,041,786	517,830

Cash, end of period	$1,174,709	487,294
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	—
Interest	$1,995	—
Non-cash investing and financing activities:
Common stock issued for services	$47,800	8,800

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
(formerly B2 Health, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Creative Learning Corporation (formerly B2 Health, Inc.) was incorporated March 8, 2006 in Delaware. BFK Franchise Company LLC was formed in Nevada on May 19, 2009. Effective July 2, 2010 Creative Learning Corporation was acquired by BFK Franchise Company LLC in a transaction classified as a reverse acquisition. Creative Learning Corporation concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation.. The Company, primarily through franchises, offers educational programs designed to teach principles of engineering, architecture and physics to children using Lego ® bricks. The Company may also engage in any other business that is permitted by law, as designated by the Board of Directors of the Company.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on the prior year net loss.

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2013 or September 30, 2012.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2013 and September 30, 2012 the Company had $12,000 in its allowance for doubtful accounts.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the six month periods ended March 31, 2013 and 2012 were $194,625 and $106,383 respectively.

Net income per share

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

Level 2:
Inputs other than quoted prices that are observable for an asset or liability. These include: quoted prices for similar assets or liabilities in active market; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

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

Note Payables

As of September 30, 2012, the Company owed a $40,000, non-interest bearing promissory note to a related party for Consulting Services payable in 2013 by issuance of 40,000 shares of the Company’s common stock. During this period between October 2012 and March 2013, 20,000 shares of common stock, valued at $1.00 per share, were issued in partial payment of this note payable.

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

Subsequent Events

In April of 2013 the Company, under BFK Franchise Company, sold 16 new US franchises, 3 new franchises in Canada, and one Master Franchise in Malaysia.

As of April 30, 2013, the first Corporate Creativity Center in Coral Springs converted to a mobile concept and the Company has been released from the lease for the Center retail space, reducing the Company’s contractual obligations.

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

   On July 2, 2010 the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company formed in May 2009, under a Stock Exchange Agreement with the members of BFK for 9,000,000 shares of the Company’s common stock.

On July 7, 2010, shareholders holding a majority of the Company’s outstanding common stock approved an amendment to the Company’s Articles of Incorporation changing the name of the Company to Creative Learning Corporation (“CLC”).

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

BFK sold its first franchise in September 2009. Since that time BFK has:

•	opened two Corporate Creativity Centers in Florida; and
•	sold 306 additional franchises.

As of April 30, 2013 BFK, through its franchises, was operating in 39 states, the District of Columbia, Puerto Rico and 11 foreign countries.

On September 14, 2012, the Company also formed CI Franchise Company LLC (“CI”) as a wholly owned subsidiary for purpose of operating a second franchise concept known as Challenge Island®, a service business within a defined exclusive territory, providing unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+.

The Company is in the process registering CI with state franchising regulators, and as of April 30, 2013, CI has completed registration in the State of California.

On January 8, 2013 the Company also formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun. Sew Fun is a brick and mortar business featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design.

The Company is in the process of registering SF with state franchising regulators, and as of April of April 30, 2013, no state registrations have been completed.

Unless otherwise indicated, all references to the Company include the operations of BFK, CI and SF.

Material changes of items in the Company’s Statement of Operations for the six months ended March 31, 2013, as compared to the same period in 2012, are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business.

Business Development	I	Startup of two new brands, Challenge Island and Sew Fun, an additional BFK segment called Bricks 4 Biz, and an additional, Corporate Creativity Center.

Other Expense	I	Write down of a Note Receivable as a result of a major territory restructuring.

Liquidity and Capital Resources

Sources and (uses) of funds for the six months ended March 31, 2013 and 2012 were as follows:

	Six months ended March 31,
	2013	2012

Cash provided by (used in) operations	202,151	7,716
Purchase of property and equipment	(17,928)	(36,445)
Purchase of intangible assets	(27,800)	-
Loans (Repayment of loans)	(23,500)	-

Between January 4, 2011 and March 31, 2013 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

As of March 31, 2013 the Company’s fixed operating expenses (i.e. utilities, telephone, base salaries and office condominium payments) were approximately $115,000 per month. Variable expenses include legal, accounting, travel, advertising, franchise sales commissions, franchisee training and new franchisee fulfillment (i.e. materials supplied to new franchisees as part of their franchise purchase). Advertising expenses have been averaging $32,500 per month. Commissions, franchisee training, and new franchisee fulfillment expense are incurred only when a franchise is sold.

The Company anticipates that its capital requirements for the twelve-month period ending March 31, 2014 will be as follows:
General and administrative expenses	$1,100,000
Marketing	$360,000
Franchisee fulfillment	$200,000
Commissions and consulting	$1,100,000
Business development	$150,000

As of March 31, 2013 the Company’s liabilities consisted primarily of trade payables.

Contractual Obligations

The following table summarizes the Company’s contractual Lease obligations as of March 31, 2013:

	2013	2014	2015	Total
Lease of, office space	9,800	10,800	2,700	$23,300

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

Item 4. Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 4, 2011 and March 31, 2013 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

During the three months ended March 31, 2013 the Company issued 45,000 shares of its common stock in connection with the acquisition of the Sun Fun franchise concept.

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

CREATIVE LEARNING CORPORATION

May 13, 2013	By:	/s/ Brian Pappas
Brian Pappas, Principal Executive, Financial and Accounting Officer