Form 10-Q
period 2013-06-30
CREATIVE LEARNING Corp
filed 2013-08-13
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,796,909 shares of common stock as of August 09, 2013.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2013

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	7

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets
(Unaudited)

	June 30,	September 30,
	2013	2012
Assets
Current Assets:
Cash	$1,677,520	1,041,786
Accounts receivable, less allowance for doubtful
accounts of $12,000 and $12,000, respectively	272,251	195,493
Prepaid expenses	19,689	26,334
Other receivables	92,056	103,013
Total Current Assets	2,061,516	1,366,626
Property and equipment, net of accumulated depreciation
of $51,814 and $29,805, respectively	287,504	283,522
Intangible Assets	93,050	25,250
Deposits	14,619	32,619
Total Assets	$2,456,689	1,708,017

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$14,988	16,771
Other	165,078	163,171
Payroll accruals	12,400	11,878
Accrued marketing fund	123,911	90,155
Customer deposits	62,500	47,500
Notes Payable:
Related parties	20,000	40,000
Other	—	3,500
Total Current Liabilities	398,877	372,975
Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,794,409 and 11,556,075 shares issued and outstanding, respectively	1,179	1,155
Additional paid-in capital	2,077,895	2,006,118
Retained earnings (Deficit	(21,262)	(672,231)

Total Stockholders’ Equity	2,057,812	1,335,042

Total Liabilities and Stockholders’ Equity	$2,456,689	1,708,017

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	For The Three		For The Nine
	Months Ended		Months Ended
	June 30	June 30	June 30	June 30
	2013	2012	2013	2012
Revenues:
Initial franchise fees	$1,280,871	$665,317	$2,731,471	$1,871,339
Royalties and marketing fees	279,176	98,496	658,453	193,570
Corporate Creativity Center Sales	26,006	32,315	86,559	108,904
	1,586,053	796,128	3,476,483	2,173,813
Operating expenses:
Franchise consulting and commissions:
Related parties	144,689	93,113	389,961	255,770
Other	370,971	197,996	902,463	539,667
Franchise training and expenses:
Related parties	—	1,501	—	12,400
Other	82,963	18,615	202,768	49,179
Salaries and payroll taxes	136,610	102,039	405,081	283,761
Advertising	132,356	82,405	326,981	188,789
Professional fees	20,707	24,237	86,020	150,638
Office expense	27,649	28,985	115,341	74,772
Depreciation	8,749	4,567	22,008	12,297
Stock-based compensation	—	—	—	8,800
Other general and administrative expenses	95,836	110,456	351,824	233,228
Total operating expenses	1,020,530	663,914	2,802,447	1,809,301
Income from operations	565,523	132,214	674,036	364,512
Other income (expense):
Interest (expense)	—	—	(1,995)	—
Other income (expense)	(460)	963	(21,072)	1,952
Total other income (expense)	(460)	963	(23,067)	1,952
Income before provision for income taxes	565,063	133,177	650,969	366,464
Provision for income taxes (Note 1)	—	—	—	—
Net Income	$565,063	$133,177	$650,969	$366,464
Net Income per share
Basic and diluted	$0.05	$0.01	$0.06	$0.03

Weighted average number of common shares outstanding	11,611,770	11,414,186	11,611,770	11,414,186

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	June 30,	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$650,969	$366,464
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	22,008	12,297
Compensatory equity issuances	71,800	8,800
Changes in operating assets and liabilities:
Accounts receivable	(76,757)	(170,264)
Accounts payable	124	13,952
Accrued liabilities	523	55,021
Accrued marketing funds	33,756	—
Customer deposits	15,000	—
Deposits	18,000	—
Other receivables	10,957	(45,500)
Prepaid Expenses	6,645	(23,407)
Net cash provided by operating activities	753,025	217,363
Cash flows from investing activities:
Property and equipment purchases	(25,991)	(112,209)
Intangible asset purchases	(67,800)
Repayment of Loan	—	(1,806)
Net cash used in investing activities	(93,791)	(114,015)
Cash flows from financing activities:
Notes Payable	(23,500)	—
Proceeds from sale of common stock	—	—
Net cash provided by financing activities	(23,500)	—
Net change in cash	635,734	103,348
Cash, beginning of period	1,041,786	517,830

Cash, end of period	$1,677,520	621,178
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	—
Interest	$1,995	—
Non-cash investing and financing activities:
Common stock issued for services	$71,800	8,800

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
(formerly B2 Health, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at June 30, 2013 or September 30, 2012.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2013 and September 30, 2012 the Company had $12,000 in its allowance for doubtful accounts.

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

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the nine month periods ended June 30, 2013 and 2012 were $326,981 and $188,789 respectively.

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

Note Payables

As of September 30, 2012, the Company owed a $40,000, non-interest bearing promissory note to a related party for consulting services. The note is payable in 2013 through the issuance of 40,000 shares of the Company’s common stock. During the period between October 2012 and June 2013, 20,000 shares of common stock, valued at $1.00 per share, were issued in partial payment of this note payable.

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

Subsequent Events

In July of 2013 the Company, under BFK Franchise Company, sold 7 new US franchises and one additional Master Franchise for Qatar.

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

BFK, which conducts business under the trade name BRICKS 4 KIDS®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young childrens’ lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks.

BFK operates through Corporate Creativity Centers and franchisees.

A Corporate Creativity Center is a store-front location, owned and operated by BFK, where BFK coordinates in school field trips, after school classes, parties, camps and other programs – as well as the retail sales of LEGO® merchandise.

BFK sold its first franchise in September 2009. Since that time BFK has:

•	opened two Corporate Creativity Centers in Florida; and
•	sold 345 additional franchises.

As of July 31, 2013 BFK, through its franchises, was operating in 39 states, the District of Columbia, Puerto Rico and 14 foreign countries.

On September 14, 2012, the Company also formed CI Franchise Company LLC (“CI”) as a wholly-owned subsidiary for the purpose of operating a second franchise concept known as Challenge Island®. Challenge Island franchises have a defined exclusive territory and provide unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+.

As of July 31, 2013 CI has sold 8 franchises in the United States, and is continuing the process of registering CI with various state franchising regulators

On January 8, 2013 the Company also formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun. Sew Fun franchises will operate in stores/studios in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design.

The Company is in the process registering SF with state franchising regulators, and as of April of July 31, 2013, no state registrations have been completed.

Unless otherwise indicated, all references to the Company include the operations of BFK, CI and SF.

Material changes of items in the Company’s Statement of Operations for the three and nine months ended June 30, 2013, as compared to the same period in 2012, are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business and the startup of two new brands, Challenge Island and Sew Fun, an additional BFK segment called Bricks 4 Biz, and an additional Corporate Creativity Center.

Liquidity and Capital Resources

Sources and (uses) of funds for the nine months ended June 30, 2013 and 2012 were as follows:

	Nine months ended June 30,
	2013	2012

Cash provided by (used in) operations	753,025	217,363
Purchase of property and equipment	(25,991)	(112,209)
Purchase of intangible assets (Challenge Island and Sew Fun conceptual rights and trademarks)	(67,800)
Repayment of loans	(23,500)	(1,806)

Between January 4, 2011 and June 30, 2013 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

As of June 30, 2013 the Company’s fixed operating expenses (i.e. utilities, telephone, base salaries and office condominium payments) were approximately $110,000 per month. Variable expenses include legal, accounting, travel, advertising, franchise sales commissions, franchisee training and new franchisee fulfillment (i.e. materials supplied to new franchisees as part of their franchise purchase). Advertising expenses have been averaging $32,500 per month. Commissions, franchisee training, and new franchisee fulfillment expense are incurred only when a franchise is sold.

The Company anticipates that its capital requirements for the twelve-month period ending June 30, 2014 will be as follows:

General and administrative expenses	$1,100,000
Marketing	$360,000
Franchisee fulfillment	$200,000
Commissions and consulting	$1,100,000
Business development	$75,000

As of June 30, 2013 the Company’s liabilities consisted primarily of trade payables.

Contractual Obligations

The following table summarizes the Company’s contractual lease obligations as of June 30, 2013:

	2013	2014	2015	Total

Lease of office space	5,400	10,800	2,700	$23,300

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

(b)
Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between January 4, 2011 and June 30, 2013 the Company sold 1,026,405 shares of its common stock to private investors. The Company received $951,177 from the sale of these shares.

During the three months ended June 30, 2013 the Company issued 350,000 shares of its common stock as payment for commissions and 5,000 shares of its common stock as payment for consulting services.

In addition, during the three months ended June 30, 2013 the Company issued 66,667 shares of common stock to an unaffiliated person, at par, in settlement of a dispute concerning the purchase of these shares in 2011 from another unaffiliated person.

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

CREATIVE LEARNING CORPORATION

August 12, 2013	By:	/s/ Brian Pappas
Brian Pappas
Principal Executive
Financial and Accounting Officer