Form 10-K
period 2013-09-30
CREATIVE LEARNING Corp
filed 2014-01-14
CIK 1394638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

CREATIVE LEARNING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-445603
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

701 Market, Suite 113, St. Augustine, FL	32095
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filing). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2013, as quoted on the OTC Bulletin Board, was approximately $6,421,000.

As of January 9, 2014, the Registrant had 11,809,409 issued and outstanding shares of common stock.

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

On July 7, 2010, shareholders holding a majority of the Company’s outstanding common stock approved an amendment to the Company’s Articles of Incorporation changing the name of the Company from B2 Health, Inc. to Creative Learning Corporation (“CLC”).

At the time BFK was acquired, BFK had a 50% ownership in a company called BFK Development Company LLC (“BFKD”), and on October 3, 2010 BFK acquired the remaining 50% interest in BFKD. Immediately following the acquisition of the non-controlling interest, BFKF transferred its 100% interest in BFKD to the Company.

BFKD was initially used to develop and test the brick and mortar model of the BRICKS 4 KIDS® concept as a Corporate Creativity Center.

On September 14, 2012, the Company also formed CI Franchise Company LLC (“CI”) as a wholly owned subsidiary for purpose of operating a second franchise concept known as Challenge Island®, a service business within a defined exclusive territory, providing unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+. CI began selling franchises during the 2013 fiscal year.

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

Unless otherwise indicated, all references to the Company include the operations of BFK, BFKD, CI and SF.

BFK Operations

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

BFK Operating Units

BFK franchises are mobile models, with activities scheduled in the schools or other venues, but also can be operated through a store-front location called a Creativity Center.

As of January 9, 2014 BFK had 440 franchises operating in 40 states, the District of Columbia, and 20 foreign countries, with two Corporate owned franchise territories and one Corporate owned Creativity Center.

BFK Franchise Program

A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. The current franchise fee is $25,900 for a first territory and the fees for second territories can vary depending on the size of the territory. The franchisee is required to pay BFK a royalty fee of 7%, and a marketing fee of 2% of the amount received from the operation of the franchise.

The franchisee is granted an exclusive territory and a license to use the “Bricks 4 Kidz®” name and trademarks in the franchised territory. The franchisee is required to conform to certain standards of business practices. Each franchise is run as an independent business and, as such, is responsible for its operation, including employment of adequate staff. A franchisee can also purchase additional territories.

Franchisees are permitted to assign their franchise provided that BFK receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and BFK receives a transfer fee based on a percentage of the current Franchise Fee rate for a single territory.

The term of the franchise is for ten years. BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000.

In addition to the franchise fee, a franchisee is advised that an additional investment of between $8,000 and $23,000 for the mobile model will be required for such things as equipment and supplies, insurance, marketing and working capital during the start-up phase of the business.

BFK Competition

To the best of BFK’s knowledge, although BFK pioneered the Lego modeling based curriculum for after school programs, there are now at least two other companies franchising a model similar to that of Bricks 4 Kidz®, Engineering 4 Kids and Snapology. However, Play-Well Teknologies, with offices in San Anselmo and Pleasanton, California, offers after-school classes, camps and birthday parties using LEGO® bricks. Vision Education and Media offers after school classes using LEGO® bricks in its office in New York City, NY. In addition, several other small businesses around the country offer after-school classes and vacation camps using LEGO® bricks. These classes and camps are typically held in elementary schools, middle schools and community colleges.

CI Operations

CI, which conducts business under the trade name, Challenge Island®, provides unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+.

Current Programs Offered by CI

CI has the same event types, possible venues and programs as BFK above.

CI Operating Units

CI franchises are mobile models, with activities which can be offered in a variety of venues and event types, including after-school programs. However, and in contrast to BFK, the CI franchise program does not have a store-front Center model available.

CI began selling franchises in the 2013 fiscal year and as of January 9, 2014 CI had 15 franchises operating in 8 states.

CI Franchise Program

A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. The current franchise fee for the first territory is $17,500 and the fees for the second territories can vary depending on the size of the territory. The franchisee is required to pay the CI a royalty of 7% and a marketing fee of 2% of the amount received from the operation of the franchise.

The franchisee is granted an exclusive territory and a license to use the “Challenge Island®” name and trademarks in the franchised territory. The franchisee is required to conform to certain standards of business practices. Each franchise is run as an independent business and, as such, is responsible for its operation, including employment of adequate staff. A franchisee can also purchase additional territories.

Franchisees are permitted to assign their franchise provided that CI receives advance notice of the proposed assignment, the transferee assumes the obligations under the franchise agreement, the transferee meets certain conditions and qualifications, and CI receives a transfer fee based on a percentage of the current Franchise Fee rate for a single territory.

The term of the franchise is for ten years. CI has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000.

In addition to the franchise fee, a franchisee is advised that an additional investment of between $8,000 and $23,000 will be required for such things as equipment and supplies, insurance, marketing and working capital during the start-up phase of the business.

CI Competition

To the best of CI’s knowledge, there are no companies franchising a model similar to that of Challenge Island®. However, in the after-school program market, there are many different concepts that vie for this time slot.

SF Operations

SF, known as Sew Fun, is just completing its development stage and will begin state required registrations. Franchises sold under this third franchise concept will operate brick and mortar businesses featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design. As of January 9, 2014, SF has not offered these franchises for sale and has not sold any franchises.

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

California, Florida, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin all have franchise statues and regulations which typically require a franchisor to file or register its offering with the state government and to provide all prospective franchisees with the disclosure document.

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

General

The Company’s offices, consisting of approximately 3,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents a fourth unit.

As of December 31, 2013 the Company employed fourteen persons on a full time basis.

The Company’s website is www.bricks4kidz.com.

LEGO® is a registered trademark of the LEGO® Group of companies which do not sponsor, authorize or endorse BFK’s programs or its website.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

See Item 1 of this report.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

On November 7, 2008, the Company’s common stock began trading on the OTC Bulletin Board under the symbol “BTWO.” On February 27, 2012 the Company’s trading symbol was changed to “CLCN.” Prior to that date, there was no established trading market for the Company’s common stock.

Shown below is the range of high and low quotations for the Company’s common stock for the periods indicated as reported by the OTC Bulletin Board. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/10	$1.50	$1.05
03/31/11	$1.59	$1.45
06/30/11	$1.65	$0.95
09/30/11	$1.10	$0.51

12/31/11	$0.65	$0.50
03/31/12	$0.60	$0.40
06/30/12	$0.80	$0.55
09/30/12	$0.75	$0.63

12/31/12	$0.75	$0.50
03/31/13	$0.85	$0.50
06/30/13	$0.65	$0.55
09/30/13	$1.95	$0.60

As of January 9, 2014, the Company had 11,809,409 outstanding shares of common stock and 209 shareholders of record.

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

See Note 9 to the financial statements included with this report for information concerning shares of the Company’s common stock which have been issued or sold during the three years ended September 30, 2013.

The Company has relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale or issuance of the shares of its common stock. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption form registration.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Results of Operations

Material changes of items in the Company’s Statement of Operations for the year ended September 30, 2013 as compared to the same period in the prior year are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business and the startup of two new brands, CI and SF, an additional revenue segment called Bricks 4 Biz, creation of a new training facility and Corporate Creativity Center.

Liquidity and Capital Resources

Sources and (uses) of funds for the years ended September 30, 2013 and 2012 are shown below:

	Year Ended September 30,
	2013	2012

Cash provided by operations	$1,159,432	$640,135
Purchase of property and equipment	(41,608)	(144,429)
Purchase of intangible assets (CI and SF conceptual rights and trademarks, repurchase of territories)	(70,020)	(25,250)
Loans (repayment of loans)	(84,643)	53,500

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

As of January 9, 2014 the Company’s operating cash requirements were approximately $315,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2014 will be as follows and will be funded from operations:

General and administrative expenses	$1,300,000
Marketing	$450,000
Business development	$2,065,000

As of January 9, 2014 the Company’s liabilities consisted primarily of trade payables and the franchisee funded Marketing Fund. The Company collects 2% of the franchisee gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. The Marketing Fund liability is actually offset with the matching amount of cash in the Marketing Fund bank account.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of September 30, 2013:

	2014	2015	2016	2017	Total

Office Lease	$10,800	$10,800	$10,800	$--	$32,400

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

The Company saw another year of significant growth in the sales of franchises in fiscal year 2013, expanding from 210 to 395 franchises sold with its two brands in operation, resulting in increased revenues from franchise fees, including international growth and exposure. In addition, with franchisees being in the system longer, there were significant increases in royalty fees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were effective.

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

Brian Pappas, the Company’s Principal Executive and Financial Officer, evaluated the effectiveness of disclosure controls and procedures as of September 30, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Companys internal control over financial reporting was not effective as of September 30, 2013. The Company's revenue recognition policy was not in accordance with Generally Accepted Accounting Principles, although management has determined that the recognized revenue during prior periods was materially correct. The Company did not maintain adequate supporting documentation for certain operational expenditures, and the Company did not properly record the amount or value of certain common shares that were issued and outstanding.

There was no change in internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting. Subsequent to the balance sheet date reported on in this 10-K, management has determined that all of the above weaknesses have been corrected.

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

Name	Age	Position

Brian Pappas	62	President, Principal Financial Officer, Principal Accounting Officer, Secretary and Director
Michelle Cote	45	Founder and a Director
Dan O’Donnell	45	Vice President of Operations and a Director

Brian Pappas has been a Managing Member of BFK since its inception in May 2009 and became the Chief Executive Officer and a director of the parent company, Creative Learning Corporation when it acquired BFK in 2010 . Mr. Pappas graduated from Colgate University in 1973 with a Bachelor of Arts degree in mathematics and music. Between 1981 and 1998 Brian Pappas owned and operated (with his brother Jeff), Together Development Corporation, which sold franchises under the trade name “Together Dating Service.” Mr. Pappas and his brother grew Together Development Corporation from 12 franchises to over 175 franchises which were located throughout the US, Canada, England, Netherlands and Germany. After Mr. Pappas sold Together Development Corporation in 1998 he opened Skater Paradise, Inc, which operated a chain of indoor skate parks in Massachusetts. After selling Skater Paradise, Inc in 2004 Mr. Pappas, until April, 2009, provided consulting services, and in some instances acted as the franchise development director for Zen Massage Center, WeekDay Gourmet, Shape up Sisters, Digicom Specialties, The Online Outpost, and Auction-It-Today. Between 1981 and 1998 Mr. Pappas also co-owned and operated two advertising agencies, Cushing & Pappas and The Thought Process. In the spring of 2009, Mr. Pappas met with Michelle Cote, the founder of Bricks 4 Kidz®, and together they formed BFK in May 2009. Under Brian’s direction and leadership, the Company has grown to 440 franchises operating in the US and internationally, and is expanding with the acquisition of two additional concepts and brands, Challenge Island® and Sew Fun®.

Dan O’Donnell has been an officer and Vice President of Operations of CLC since April 15, 2010. Between October 2009 and his association with CLC, Mr. O’Donnell developed the Franchise Marketing Tool (FMT) for BFK, which is an essential component of the Bricks 4 Kidz® franchise model. The FMT has expanded with versions for each international franchise sold, as well as tailored to the two additional brands, Challenge Island® and Sew Fun®. Mr. O’Donnell attended the University of Pittsburgh at Titusville between August 1987 and May 1988 and Richard Bland College between August 1988 and May 1990. He began his career in 1994 when he developed and launched a computer education program for children called Computer Kids Unlimited in Pittsburgh. Between May 2000 and October 2009 Mr. O’Donnell was the Director of Franchise Operations for The Whole Child Learning Company, a franchisor of children’s educational services, where he was responsible for the oversight of all daily operational activities, franchisee training and ongoing franchisee support. In addition to him bringing the FMT to CLC, his success and experience in building, marketing and operating his own after school, education based program, as well as turning it into, and operating as a franchisor has been one of the foundations that have allowed CLC to grow this quickly.

Michelle Cote founded Bricks 4 Kidz® in June, 2008 after developing curriculum and running after-school classes, camps and birthday parties using LEGO® since early 2008. She teamed with Brian Pappas in May of 2009 and co-founded BFK. She became a director of CLC when it acquired BFK in July 2010. In her capacity as “founder”, Ms. Cote advises the BFK operations in the areas of creative development and new programs. Prior to that time Ms. Cote worked for an architectural firm in St. Augustine, FL. Ms. Cote received her B.A. degree from Flagler College in St. Augustine in 1991 with a major in Spanish/Latin American studies and graduated Cum Laude.

Brian Pappas, Michele Cote and Dan O’Donnell’s longstanding relationship with the Company benefits the Company and its shareholders and qualifies them to be directors.

The Company does not have a compensation committee. The Company’s directors serve as its audit committee.

The Company’s directors are not independent directors as that term is defined in section 803 of the listing standards of the NYSE AMEX. No director is a “financial expert” as that term is defined in the regulations of the Securities and Exchange Commission. The Company does not believe a financial expert is necessary since its revenues for the year ended September 30, 2013 were less than $5,000,000.

The Company has not adopted a Code of Ethics applicable to its principal executive, financial, and accounting officers and persons performing similar functions. The Company does not believe a Code of Ethics is needed at this time since the Company has only three officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s executive officers during the years ended September 30, 2013 and 2012.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)	Total

Brian Pappas,	2013	$60,000	--	--	--	$248,127	$373,127
Principal Executive,	2012	$60,000	--	--	--	$120,892	$240,892
Financial and
Accounting Officer

Michelle Cote,	2013	--	--	--	--	$137,000	$158,720
Founder	2012	--	--	--	--	$158,720	$158,720

Dan O’Donnell,	2013	$60,000	--	--	$3,306	$108,000	$171,306
Vice President of	2012	$56,000	--	--	--	$78,396	$134,396
Operations

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table, including consulting and commissions.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension plan, profit sharing or other retirement plan, although it may adopt one or more of such plans in the future.

Compensation of Directors During Year Ended September 30, 2013. The Company does not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.

The Company’s directors act as its compensation committee. During the year ended September 30, 2013 each director participated in deliberations concerning executive officer compensation.

During the year ended September 30, 2013, none of the Company’s officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 31, 2013, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and officer and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

	Shares		Percent of
Name and Address	Owned		Outstanding Shares

Brian Pappas
701 Market St., Ste. 113
St. Augustine, FL 32095	2,229,000	(1)	18.9%

Michele Cote
701 Market St., Ste. 113
St. Augustine, FL 32095	1,400,000	(2)	11.9%

Dan O’Donnell
701 Market St., Ste. 113
St. Augustine, FL 32095	185,000		1.6%

(All officers and directors as a group 3 persons)	3,814,000		32.4%

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.
(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Note 3 to the financial statements included as part of this report.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Borgers & Cutler served as the Company’s independent registered public accountant for the year ended September 30, 2012.

The following table shows the aggregate fees billed by Borgers & Cutler to the Company for the period shown.

Year Ended September 30, 2012

Audit Fees	$21,680
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports. Prior to contracting with Borgers & Cutler to render audit or non-audit services, each engagement was approved by the Company’s directors.

Silberstein Ungar PLLC served as the Company’s independent registered public accountant for the year ended September 30, 2013.

The following table shows the aggregate fees billed by Silberstein Ungar to the Company for the period shown.

Year Ended September 30, 2013

Audit Fees	$24,000
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements and the reviews of the financial statements included in the Company’s Form 10-Q reports. Prior to contracting with Silberstein Ungar PLLC to render audit or non-audit services, each engagement was approved by the Company’s directors.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits	Description	Page Number

3.1.1	Certificate of Incorporation	(1)

3.1.2	Amendment to Certificate of Incorporation	(3)

3.1.2	Bylaws	(1)

10	Agreement relating to the acquisition of BFK Franchise Company	(2)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-145999.
(2)	Incorporated by reference to Exhibit 10.1 filed with the Company’s report on Form 8-K dated July 2, 2010.
(3)	Incorporated by reference to Exhibit 3.1.2 filed with the Company’s report on Form 10-K filed on April 27, 2011.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Creative Leaning Corporation

We have audited the balance sheet of  Creative Leaning Corporation as of September 30, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Creative Leaning Corporation as of September 30, 2012 were audited by other auditors whose report dated December 19, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation as of September 30, 2013, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
January 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Creative Learning Corporation:

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation (“the Company”) as of September 30, 2012 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation, as of September 30, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
December 19, 2012

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	September 30,	September 30,
	2013	2012
Assets
Current Assets:
Cash	$2,004,947	1,041,786
Accounts receivable, less allowance for doubtful accounts of $10,000 and $12,000, respectively	310,150	195,493
Prepaid expenses	826	26,334
Other receivables - current portion	94,301	72,109
Deferred tax asset	1,058	-
Total Current Assets	2,411,282	1,366,626

Note receivable from related party	70,000	-
Other receivables - net of current portion	37,491	30,904
Property and equipment, net of accumulated depreciation of $60,073 and $29,805, respectively	294,863	283,522
Intangible assets	95,270	25,250
Deposits	15,000	32,619

Total Assets	$2,923,906	1,708,017
Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable:
Related parties	$5,690	16,771
Other	171,889	163,171
Payroll accruals	13,105	11,878
Unearned revenue	35,900	-
Accrued marketing fund	100,754	90,155
Customer deposits	120,001	47,500
Income tax payable	13,131	-
Notes Payable:
Related parties	20,000	40,000
Other	3,560	3,500
Total Current Liabilities	484,030	372,975

Other payables - net of current portion	5,297	-

Total Liabilities	489,327	372,975

Stockholders’ Equity:

Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,809,409 and 11,556,075 shares issued and outstanding, respectively	1,181	1,155
Additional paid-in capital	2,157,673	2,006,118
Retained earnings (deficit)	275,725	(672,231)

Total Stockholders’ Equity	2,434,579	1,335,042

Total Liabilities and Stockholders’ Equity	$2,923,906	1,708,017

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	For The Fiscal Years Ended
	September 30,	September 30,
	2013	2012
Revenues:
Initial franchise fees	$3,700,221	$2,793,624
Royalties and marketing fees	995,900	479,860
Corporate Creativity Center sales	124,598	143,783
	4,820,719	3,417,267

Operating expenses:
Franchise consulting and commissions:
Related parties	746,226	583,617
Other	976,776	905,031
Franchise training and expenses:
Related parties	-	12,400
Other	272,125	124,552
Salaries and payroll taxes	539,982	397,250
Advertising	455,108	324,230
Professional fees	97,886	161,429
Office expense	158,964	137,480
Depreciation	30,267	18,525
Stock-based compensation	108,280	12,550
Other general and administrative expenses	389,348	157,707
Total operating expenses	3,774,962	2,834,771

Income from operations	1,045,757	582,496

Other income (expense):
Interest (expense)	(4,882)	-
Other income (expense)	(80,846)	22,314
Total other income (expense)	(85,728)	22,314

Income before provision for
income taxes	960,029	604,810

Provision for income taxes (Note 1)	12,073	-

Net Income	$947,956	$604,810

Net Income per share
Basic	$0.08	$0.05
Basic Weighted average number of common shares outstanding
Diluted	$0.08	$-
Diluted Weighted average number of common
shares outstanding	11,678,873	-

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:

Net income	$947,956	$604,810
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	30,267	18,525
Compensatory equity issuances	108,280	12,550
Bad debt expense	11,036	-
Write-off of note receivable	23,000	-
Gain on sale of territory	(7,553)	-
Changes in operating assets and liabilities:
Accounts receivable	(125,703)	(106,488)
Accounts payable	(2,363)	99,308
Accrued liabilities	1,228	-
Accrued marketing funds	10,599	145,409
Customer deposits	72,501	-
Deferred tax asset	(1,058)	-
Deposits	17,619	-
Income tax payable	13,131	-
Other receivables	(28,779)	(125,895)
Prepaid expenses	9,890	(26,334)
Unearned revenue	35,900	-
Net cash provided by operating activites	1,115,952	621,885
Cash flows from investing activities:
Property and equipment purchases	(25,991)	(144,429)
Intangible asset purchases	(56,800)	(7,000)
Note receivable from related party	(70,000)	10,000
Net cash used in investing activities	(152,791)	(141,429)
Cash flows from financing activities:
Notes payable	-	43,500
Net cash provided by financing activities	-	43,500
Net change in cash	963,161	523,956
Cash, beginning of period	1,041,786	517,830
Cash, end of period	$2,004,947	1,041,786
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	-
Interest	$4,882	-
Supplemental non-cash investing and financing activities:
Common stock issued for intangible assets	$23,300	$18,250
Reclassification of prepaid expenses	$15,618	-
Common stock issued to settle note payable	$20,000	-

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total

Balance, September 30, 2011	10,288,575	$1,029	$1,975,445	$(1,277,040)	$699,434

Stock issued under exchange agreement (Note 2)	1,260,000	126	(126)	-	0
Compensatory stock issuances (Note 7)	11,000	1	8,799	-	8,800
Cancellation of prior shares issued erroneously (Note 7)	(33,500)	(3)	3	-	-
Stock issued as payment for liabilities (Note 7)	5,000	0	3,750	-	3,750
Stock issued for busiess acquisition (Note 7)	25,000	2	18,248	-	18,250
Net income for the year ended September 30, 2012	-	-	-	604,810	604,810
Balance, September 30, 2012	11,556,075	$1,155	$2,006,118	$(672,230)	$1,335,044

Stock issued as payment on notes payables (Note 7)	10,000	1	9,999	-	10,000
Stock issued as payment on notes payables (Note 7)	10,000	1	9,999	-	10,000
Stock issued for business acquisition (Note 7)	35,000	3	17,497	-	17,500
Stock issued for business acquisition (Note 7)	10,000	1	5,799	-	5,800
Compensatory stock issuances (Note 7)	35,000	3	20,997	-	21,000
Compensatory stock issuances (Note 7)	5,000	1	2,999	-	3,000
Replacement of prior shares issued erroneously (Note 7)	66,667	7	38,660	-	38,667
Adjustment to correct share counts (Note 7)	66,667	7	29,993	-	30,000
Stock options expense (Note 9)	-	-	6,613	-	6,613
Compensatory stock issuances (Note 7)	15,000	2	8,999	-	9,000
Net income for the year ended September 30, 2013	-	-	-	947,955	947,955
Balance, September 30, 2013	11,809,409	$1,181	$2,157,673	$275,725	$2,434,579

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Notes to Consolidated Financial Statements

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Creative Learning Corporation (“CLC” or the “Company”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFKF”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFKF in a transaction classified as a reverse acquisition.CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFKF from May 19, 2009 forward, and the consolidated activity of BFKF and CLC from July 2, 2010 forward. BFKF and CLC are hereinafter referred to collectively as the "Company".

In addition to the accounts of CLC and BFKF, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”) from November 25, 2009 (BFKD’s inception) forward, CI Franchise Company LLC (“CI”) from September 14, 2012 (CI’s inception) forward, and Sew Fun Franchise Company LLC (SF) from January 8, 2013 (SF’s inception) forward.

BFKF held a 50% ownership interest in BFKD from November 25, 2009 through October 2, 2010. On October 3, 2010, the BFKF acquired the 50% noncontrolling interest in BFKD. Immediately following the acquisition of the noncontrolling interest, BFKF transferred its 100% interest in BFKD to CLC.

Creative Learning Corporation operates wholly owned subsidiaries BFK FRANCHISE COMPANY, LLC, CI FRANCHISE COMPANY, LLC AND SEW FUN FRANCHISE COMPANY, LLC under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

Basis of Presentation

The Company uses the accrual basis of accounting and is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company believes that the disclosures made are adequate to make the information presented not misleading. The information reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods set forth herein.

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

Reclassifications

Certain amounts in the prior year’s consolidated financial statements have been reclassified to conform to the current year presentation and to correct prior year errors. The reclassifications did not have any effect on the prior year net income.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2013 and 2012.The Company had cash of $2,004,947 and $1,041,786 as of September 30, 2013 and 2012, respectively.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2013 and 2012, the Company’s allowance for doubtful accounts totaled $10,000, and $12,000, respectively.

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which range from three to forty years. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts and notes receivable, prepaid expenses, property and equipment, intangible assets, deposits, and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments.

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

Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with GAAP. Royalties and marketing fees are recognized as earned.

As of September 30, 2013 the Company had $35,900 in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

As of September 30, 2012 the Company had $-0- in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2013 and 2012 of $455,108 and $324,230, respectively.

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

Recent accounting pronouncements

The Company does not expect recently issued accounting standards or interpretations to have a material impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

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

(3) Related Party Transactions

During the years ended September 30, 2013 and 2012, the Company paid related parties (companies related by common control) for the following expenses:

●	$758,226 and $583,617, respectively, for franchise consulting and commissions;
●	$-0- and $12,400, respectively, for franchise training and expenses;

As of September 30, 2013, the Company owed related parties $5,690 for franchise commissions. This liability is reported in the accompanying consolidated financial statements as Accounts payable, related party.

As of September 30, 2012, the Company owed related parties $16,771 for franchise commissions and other charges. This liability is reported in the accompanying consolidated financial statements as Accounts payable, related party.

In September of 2012,the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by issuance of 40,000 shares of the Company’s common stock. As of September 30, 2013 and 2012, the remaining balance on this promissory note was $20,000 and $40,000, respectively. During the year ended September 30, 2013, paymentof $20,000 was satisfied with the issuance of 20,000 shares.This liability is reported in the accompanying financial statements as Notes Payable - related parties, and the remaining balance will be paid with the issuance of 20,000 common shares in Fiscal year 2014.

In June of 2013, the Company issued50,000 stock options (25,000 each to an officer/director and an employee) at an option price of $0.60 per share, with an expiration date of December 31, 2015, resulting in a $6,612 stock option expense to the Company using the Black Scholes model. See note 11.

In July of 2013, the Company issued a $70,000 loan to a related party company, personally guaranteed by the related party, at 6% interest, monthly interest only payments and fully due and payable by July 1, 2015. The Note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30,
	2013	2012
Software	$30,558	$-
Furniture and Fixtures	57,654	54,435
Equipment	33,109	29,857
Real Property	233,615	229,035
	354,936	313,327
Less accumulated depreciation	(60,073)	(29,805)
	$294,863	$283,522

Depreciation expense totaled $30,267 and $18,525, respectively, for the years ended September 30, 2013 and 2012.

(5) Intangible Assets

As of September 30, 2013, the Company had $95,270 of intangible assets, consisting of a second and a third franchise concept and trademarks for $25,250 and $23,300, respectively, under newly created subsidiaries called CI Franchise Company LLC (Challenge Island) and Sew Fun Franchise Company LLC, a $40,000 purchase of a Franchisee territory in Denver, and $6,720 for the purchase of a partial Franchisee Territory in Texas.

As of September 30, 2012, the Company had $25,250 of intangible assets for a second concept and trademarks under the newly created subsidiary called CI Franchise Company LLC (Challenge Island).

(6) Notes and Other Receivables

In July of 2013, the Company issued a $70,000 loan to a related party company, personally guaranteed by the related party, at 6% interest, monthly interest only payments and fully due and payable by July 1, 2015. The Note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share.

At September 30, 2012, the Company had notes receivables from related parties of $-0-.

At September 30, 2013 the Company held certain notes and other receivables totaling $131,792, $128,332 for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits of $3,460.

	2014	2015	2016	Total
Payment schedules for Notes And Other Receivables	$94,301	$31,711	$5,780	$131,792

During the year ended September 2013, the Company agreed to a restructuring of a territory with a franchiseeand wrote off a $23,000 franchise fee, extended term note receivable as forgiveness of debt.

At September 30, 2012, the Company had notes and other receivables of $103,013.

(7) Accrued Marketing Fund

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account.

As of September 30, 2013 and 2012, the accrued marketing fund liability balances were $100,754 and $90,155 respectively.

(8) Notes Payable

In September of 2012, the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by issuance of 40,000 shares of the Company’s common stock. As of September 30, 2013 and 2012, the remaining balance on this promissory note was $20,000 and $40,000, respectively. During the year ended September 30, 2013, payments of $20,000 were made with the issuance of common stock. This liability is reported in the accompanying financial statements as Notes Payable, related party, and the remaining balance will be paid with the issuance of 20,000 common shares in fiscal year 2014.

As of September 30, 2013, the Company owed $8,857 in deferred commission payments, non-interest bearing, payable in monthly payments, on deferred payment schedules related to extended payment terms of Franchise Fees.

	2014	2015	2016	Total
Payment schedules for Deferred Commissions	$3,560	$4,640	$657	$8,857

At September 30, 2012, the Company owed $40,000 on notes payable to related parties and $3,500 in other notes payables.

(9) Common Stock Issuances

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

During the year ended September 30, 2013, the Company issued 20,000 shares of its common stock for partial payment of a promissory note to a related party at the stated price valued at $20,000 at the stated price in the promissory note of $1.00 per share. See note 3.

During the year ended September 30, 2013, the Company had two issuances of 35,000 and 10,000 shares of its common stock related to the acquisition of a third Franchise concept valued at $17,500 or $0.50 per share and $5,800 or $0.58 per share, respectively. See note 5.

During the year ended September 30, 2013, the Company had three issuances of 35,000, 5,000 and 15,000 shares of its common stock in exchange for consulting services, valued at $21,000, $3,000 and $9,000, respectively, or at $0.60 per share.

During the year ended September 30, 2013, the Company, as a gesture of good will, issued 66,667 shares of its common stock to an individual investor who had purchased stock in a prior year in a pass through arrangement with a third party company that did not fulfill their commitment to transfer the stock. It was determined there was no recourse with the third party company, and the shares were issued at a Fair Market Value of $38,667 or $0.58 per share. Related to this transaction, an adjustment was made to the Company issued share count of an additional 66,667 shares that were also issued to the third party company in the prior year in error. The Company was awaiting their return and cancellation. Without recourse with the third party company, these 66,667 shares were recorded at a fairvalue of $30,000 or $0.45 per share based on the value on the date of the original issue.

(10) Common Stock Commitments

In September of 2012,the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by issuance of 40,000 shares of the Company’s common stock. As of September 30, 2013 and 2012, the remaining balance on this promissory note was $20,000 and $40,000, respectively. During the year ended September 30, 2013, payments of $20,000 were made through the issuance of 20,000 shares of common stock. This liability is reported in the accompanying financial statements as Notes Payable, related party, and will be paid with the issuance of 20,000 common shares in fiscal year 2014.

(11) Stock Options and Warrants

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

On July 1, 2013, the Company issued 50,000 common stock purchase options (25,000 each to an employee and to an officer/director), allowing the holders to purchase one share of common stock per option, exercisable at $.60 per share with an expiration date of December 31, 2015. At September 30, 2013 these share options were still outstanding. The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 2.72%, dividend yield of 0%, expected lives estimated at two years, cumulative volatility of 50.22%. The company incurred and recorded compensation expense of $6,613 for the year ended September 30, 2013 ($0 for September 30, 2012).

There were 50,000 shares of stock options issued and outstanding in 2013 and -0- shares of stock options in 2012.

(12) Franchise Operations

The Company currently supports independently owned franchises located in 39 states, 4 Canadian provinces and 13 other countries. Following is a summary of the annual franchise activity:

	BFK Franchise Company LLC September 30,
	2013	$2012	$2011
Franchises in operation - beginning of year	$210	$75	$36
Franchises sold during the year	$175	$137	$42
Franchises cancelled, terminated or repurchased during the year	$(5)	$(2)	$(3)
Franchises in operation - end of year	$380	$210	$75

	CI Franchise Company LLC September 30,
	2013	2012	2011
Franchises in operation - beginning of year	0	0	0
Franchises sold during the year	15	0	0
Franchises cancelled, terminated or repurchased during the year	0	0	0
Franchises in operation - end of year	15	0	0

Franchises are required to pay the Company an initial franchise fee, royalty fees and a marketing fee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. A limited number of earlier agreements set the royalty fee at 5% if they opened a Creativity Center, but is not in the current agreements.

(13) Commitments and Contingencies

Lease Commitments

The following table summarizes the Company’s contractuallease obligations as of September 30, 2013:

	2014	2015	2016	Total
Lease of office space	10,800	10,800	10,800	$32,400

Rent expense was $49,131 and $64,296, respectively, for the years ended September 30, 2013 and 2012.

Contingencies

On September 27, 2013, BFK Franchise Company LLC was named as a co-defendant in a Complaint filed by a Franchisee in Nevada who had purchased three existing Las Vegas territories from other Franchisees. In December of 2013, without any further legal process, BFK Franchise Company LLC entered into a settlement with the Nevada Franchisee to purchase the three Las Vegas territories for $95,000.

(14) Income Taxes

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses and other items. Loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

The Company follows Financial Accounting Standards Board Statement Accounting Standards Codification No. 740, “Accounting for Income Taxes”, which requires, among other things, an asset and liability approach to calculating deferred income taxes. The components of the deferred income tax assets and liabilities arising under ASC No. 740 were as follows:

	September 30,	September 30,
	2013	2012
Deferred tax assets:
Short-term	$1,058	$-0-
Long-term	-0-	-0-
Total deferred tax asset	$1,058	$-0-

Deferred tax liabilities:
Short-term	$-0-	$-0-
Long-term	-0-	-0-
Total deferred tax liabilities	$-0-	$-0-
Total deferred tax assets	-0-	-0-
Net deferred tax liability	$-0-	$-0-

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30, 2013		September 30, 2012
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Depreciation timing difference	$3,084	$1,058	$-0-	$-0-
Net operating loss	-0-	-0-	251,549	94,658
Valuation allowance	-0-	-0-	-251,549	-94,658

Total deferred tax asset	3,084	1,058	-0-	-0-

Deferred tax liabilities:
	-0-	-0-	-0-	-0-
Total deferred liability	-0-	-0-	-0-	-0-

Net deferred tax asset	$3,084	$1,058	$-	$-

The net change in deferred tax liabilities as of September 30, 2013 and 2012 were $(94,658) and -0-, respectively.

Current taxes due for September 30, 2013 are as follows:

	September 30, 2013	September 30, 2012
Federal:	$10,844	$-0-
Florida:	2,247	-0-
Total current taxes payable	$13,131	$-0-

 At September 30, 2013 and 2012, the Company had available net loss carryovers of $-0- and $906,760, respectively.

(15) Subsequent Events

On September 27, 2013, BFK Franchise Company LLC was named as a co-defendant in a Complaint filed by a Franchisee in Nevada who had purchased three existing Las Vegas territories from other Franchisees. In December of 2013, without any further legal process, BFK Franchise Company LLC entered into a settlement with the Nevada Franchisee to purchase the three Las Vegas territories for $95,000.

At December 31, 2013, the Company has completed a record quarter in revenue of $1,865,000, including increasing royalty fees and 61 new territories, including England, the Czech Republic, Romania, Nigeria, Egypt, and master agreements in Indonesia and Thailand.

We have evaluated the effects of all subsequent events from October 1, 2013 through the date the accompanying consolidated financial statements were available to be issued. Other than those set out above, there have been no subsequent events after September 30, 2013 for which disclosure is required.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of January 2014.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial Accounting Officer and a	January 9, 2014
Brian Pappas	Director

/s/ Michelle Cote	Director	January 9, 2014
Michelle Cote

/s/ Dan O’Donnell	Director	January 9, 2014
Dan O’Donnell