Form 10-Q
period 2013-12-31
CREATIVE LEARNING Corp
filed 2014-02-13
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

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
St. Augustine, FL32095
 (Address of principal executive offices, including Zip Code)

(904) 824-3133
 (Issuer’s telephone number, including area code)

_______________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,809,409 shares of common stock as of February 13, 2014.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2013

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	7

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	(Unaudited)
	December 31,	September 30,
	2013	2013
Assets
Current Assets:
Cash	$2,589,105	2,004,947
Accounts receivable, less allowance for doubtful
accounts of $7,244 and $10,000, respectively	256,007	310,150
Prepaid expenses	10,571	826
Other receivables - current portion	76,590	94,301
Deferred tax asset	1,058	1,058
Total Current Assets	2,933,331	2,411,282

Note receivable from related party	70,000	70,000
Other receivables - net of current portion	53,688	37,491
Property and equipment, net of accumulated depreciation
of $67,863 and $60,073, respectively	292,284	294,863
Intangible assets	162,744	95,270
Deposits	19,000	15,000

Total Assets	$3,531,047	2,923,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$2,195	5,690
Other	249,837	171,889
Payroll accruals	21,578	13,105
Unearned revenue	35,900	35,900
Accrued marketing fund	109,316	100,754
Customer deposits	62,500	120,001
Income tax payable	190,460	13,131
Notes payable:
Related parties	20,000	20,000
Other	92,867	3,560
Total Current Liabilities	784,653	484,030

Other payables - net of current portion	15,000	5,297

Total Liabilities	799,653	489,327

Stockholders’ Equity:

Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,809,409 and 11,809,409 shares issued and outstanding, respectively	1,181	1,181
Additional paid-in capital	2,157,673	2,157,673
Retained earnings	572,540	275,725

Total Stockholders’ Equity	2,731,394	2,434,579

Total Liabilities and Stockholders’ Equity	$3,531,047	2,923,906

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)
	For The Three
	Months Ended
	December 31,	December 31,
	2013	2012
Revenues:
Initial franchise fees	$1,558,454	$633,268
Royalties and marketing fees	300,652	149,534
Corporate Creativity Center sales	14,640	30,201
	1,873,746	813,003

Operating expenses:
Franchise consulting and commissions:
Related parties	248,844	136,265
Other	315,391	196,169
Franchise training and expenses	97,519	58,568
Salaries and payroll taxes	193,384	127,361
Advertising	191,942	60,450
Professional fees	49,193	27,738
Office expense	91,582	39,623
Depreciation	9,540	6,724
Other general and administrative expenses	202,330	161,507
Total operating expenses	1,399,725	814,405

Income (loss) from operations	474,021	(1,402)

Other income (expense):
Interest (expense)	—	(134)
Other income (expense)	1,873	—
Total other income (expense)	1,873	(134)

Income (loss) before provision for
income taxes	475,894	(1,536)

Provision for income taxes (Note 1)	179,079	—

Net Income (loss)	$296,815	$(1,536)

Net Income (loss) per share
Basic	$0.03	$(0.00)
Basic Weighted average number of common
shares outstanding	11,809,409	11,558,575
Diluted	$0.03	$—
Diluted Weighted average number of common
shares outstanding	11,842,711	—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$296,815	$(1,536)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation	9,540	6,724
Loss on disposal of assets	1,475	—
Materials purchased with notes payables	26,300	—
Compensatory equity issuances	—	20,000
Changes in operating assets and liabilities:
Accounts receivable	54,143	5,623
Accounts payable	74,453	(27,509)
Accrued liabilities	8,474	(4,638)
Accrued marketing funds	8,562	18,460
Customer deposits	(57,501)	20,000
Deposits	(4,000)	(7,000)
Income tax payable	177,329	—
Other receivables	1,514	28,513
Prepaid expenses	(9,745)	2,636
Net cash provided by operating activites	587,359	61,273
Cash flows from investing activities:
Property and equipment purchases	(2,437)	(9,183)
Intangible asset purchases	-	—
Net cash used by investing activities	(2,437)	(9,183)
Cash flows from financing activities:
Notes payable	(764)	(20,000)
Net cash provided (used) by financing activities	(764)	(20,000)
Net change in cash	584,158	32,090
Cash, beginning of period	2,004,947	1,041,786

Cash, end of period	$2,589,105	1,073,876
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,750	—
Interest	$—	—
Supplemental non-cash investing and financing activities:
Common stock issued for services	$—	20,000
Intangible assets acquired with notes payables	$66,774	—
Equipment acquired with notes payables	$6,000	—
Materials purchased with notes payables	$26,300	—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
(formerly B2 Health, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Organization

Creative Learning Corporation (“CLC”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFK”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFK in a transaction classified as a reverse acquisition.CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK from May 19, 2009 forward, and the consolidated activity of BFKF and CLC from July 2, 2010 forward. BFK and CLC are hereinafter referred to collectively as the "Company".

In addition to the accounts of CLC and BFK, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”) from November 25, 2009 (BFKD’s inception) forward, CI Franchise Company LLC (“CI”) from September 14, 2012 (CI’s inception) forward, and Sew Fun Franchise Company LLC (SF) from January 8, 2013 (SF’s inception) forward.

Creative Learning Corporation operates through its wholly owned subsidiaries BFK FRANCHISE COMPANY, LLC, CI FRANCHISE COMPANY, LLC AND SEW FUN FRANCHISE COMPANY, LLC under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the financial statements for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at December 31, 2013 or September 30, 2013.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2013 and September 30, 2013 the Company had $7,244 and $10,000, respectively, in its allowance for doubtful accounts.

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

Since the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until the last day they complete training when substantially all of the services required by the franchise agreement have been provided by the Company. Royalties and marketing fees are recognized as earned.

As of December 31, 2013 and September 30, 2013, the Company had $35,900 and $35,900, respectively, in unearned revenue for franchise fees collected but not having completed training per the Revenue Recognition policy.

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

For the three months ended December 31, 2013 and 2012, the Company recorded a tax provision of $179,079 and $-0- respectively on its pretax income of $475,894 and $(1,536) respectively. The tax provision does not include any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction

The tax provision for the first three month period December 31, 2013 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results. To the extent that actual fiscal year ended September 30, 2014 pretax results for income or loss vary from estimate, the actual tax provision or benefit recognized for the fiscal year ended September 30, 2014 could be materially different from the forecasted amount used to estimate the tax provision for the three months ended December 31, 2013.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three month period ended December 31, 2013 and 2012 were $191,942 and $60,450, respectively.

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Fair Value of Financial Instruments

The Accounting Standards Codification (“820-10”) defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Notes and Other Receivables

In July of 2013, the Company issued a $70,000 loan to a related party company, personally guaranteed by the related party, at 6% interest, monthly interest payments only and fully due and payable by July 1, 2015. The Note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share.

At December 31, 2013 and September 30, 2013, the Company had notes receivables from related parties of $70,000 and $70,000, respectively.

At December 31, 2013 the Company held certain notes and other receivables totaling $130,278, of which $126,818 was for extended payment terms of Franchise Fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits of $3,460. These receivables are reported in the accompanying financial statements as current and long term other receivables in the accompanying financial statements.

At September 30, 2013, the Company had notes and other receivables of $131,792.

Notes Payables

In September of 2012 the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by issuance of 40,000 shares of the Company’s common stock. As of December 31, 2013 and September 30, 2013 the remaining balance on this promissory note was $20,000 and $20,000 respectively. This liability is reported in the accompanying financial statements as notes payable, related party, and will be paid with the issuance of the remaining 20,000 shares in FY 2014.

In December of 2013, the Company entered into a settlement agreement to purchase three territories from a Nevada franchisee. As part of this settlement, the Company agreed to two non-interest bearing notes, payable in monthly installments over the next eighteen months. As of December 31, 2013 the remaining balance for these notes was $99,092 and is reported in the accompanying financial statements as current and long term other notes payables.

On December 31, 2013 and September 30, 2013 the Company owed $8,775 and $8,857, respectively, in deferred commission payments, non-interest bearing, payable in monthly payments, on deferred payment schedules related to extended payment terms of Franchise Fees.

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

Subsequent Events

Between January 1, 2014 and February 13, 2014 BFK Franchise Company, sold 14 new US franchises and 6 new international franchises and a Master Franchise in Bolivia. During this period CI Franchise Company sold 2 new US franchises and one Master Franchise in the Philippines.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto contained in this report.

Results of Operations

BFK, which conducts business under the trade name BRICKS 4 KIDS®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. The Company provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young childrens’ lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks.

BFK operates primarily through a mobile franchise model.

BFK sold its first franchise in September 2009 and as of December31, 2013, BFK has sold 438 franchises, operating in 39 states, the District of Columbia, Puerto Rico and 19 foreign countries.

On September 14, 2012, the Company formed CI Franchise Company LLC (“CI”) as a wholly owned subsidiary for purpose of operating a second franchise concept known as Challenge Island®, which provides unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+. CI began selling franchises during the 2013 fiscal year.

As of December 31, 2013 CI has sold 8 franchises in the United States.

On January 8, 2013 the Company formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun. Sew Fun is a brick and mortar business featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design.

The Company is in the process registering SF with state franchising regulators, and as of December 31, 2013, no state registrations have been completed.

Unless otherwise indicated, all references to the Company include the operations of BFK, BFKD, CI and SF.

Material changes of items in the Company’s Statement of Operations for the three months ended December 31, 2013, as compared to the same period in 2012, are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Growth of business resulting in increased sales of franchises and an increase in royalties received from franchisees.

Operating Expenses	I	Growth in business and the startup of two new brands, Challenge Island and Sew Fun, and an additional BFK segment called Bricks 4 Biz, and an additional Corporate Creativity Center.

Liquidity and Capital Resources

Sources and (uses) of funds for the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
	2013	2012

Cash provided by (used in) operations	587,539	61,273
Purchase of property and equipment	(2,437)	(9,183)
Loans (repayment of loans)	(764)	(20,000)

As of December 31, 2013 the Company’s operating cash requirements were approximately $315,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2014 will be as follows:

General and administrative expenses	$1,300,000
Marketing	$450,000
Business development	$2,065,000

The Company collects and allocates 2% of the franchisee gross revenues to a marketing fund, managed by the Company, which is used for the national branding of the Company’s concepts to benefit the franchisees. The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. The Marketing Fund liability is actually offset with the matching amount of cash in the Marketing Fund bank account.

Contractual Obligations

The Company owns its corporate headquarters, but leases an additional office suite. The following table summarizes the Company’s contractual lease obligations as of December 31, 2013:

	2014	2015	2016	2017	Total

Lease of office space	$10,800	$10,800	$10,800	$0	$32,400

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

The Company saw another year of significant growth in the sales of franchises in fiscal year 2013 expanding from 210 to 395 franchises sold with its two brands in operation, resulting in increased revenues from franchise fees, including international growth and exposure. That trend continued into the quarter ending December 31, 2013, setting a record in new sales revenues and adding an additional 61 franchises, both domestic and internationally. In addition, with franchisees being in the system longer, there were significant increases in royalty fees.

As a result of this growth, the Company experienced a significant increase in liquidity and expects all of these trends to continue through this fiscal year.

By the end of the 2013 fiscal year, the Company had used all of its startup, tax net loss carryovers, and will be liable for income taxes on reported net income.

Other than as disclosed above, the Company does not know of any significant changes in its expected sources and uses of cash.

Critical Accounting Policies and Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements included as part of this report for a discussion of the Company’s critical accounting policies. The Company does not expect that the adoption of recent accounting pronouncements will have a material effect on its financial statements.

Item 4. Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2013, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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
____________
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

CREATIVE LEARNING CORPORATION

Dated: February 13, 2014	By:	/s/ Brian Pappas
Brian Pappas,
Principal Executive, Financial and Accounting Officer