Form 10-Q
period 2014-03-31
CREATIVE LEARNING Corp
filed 2014-05-19
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

_____________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,809,409 shares of common stock as of May 12, 2014.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended March 31, 2014

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to consolidated financial statements	7

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
	2014	2013
Assets
Current Assets:
Cash	$3,286,727	2,004,947
Accounts receivable, less allowance for doubtful accounts of $9,402 and $10,000, respectively	335,908	310,150
Prepaid expenses	45,111	826
Other receivables - current portion	91,605	94,301
Deferred tax asset	1,058	1,058
Total Current Assets	3,760,409	2,411,282

Note receivable from related party	70,000	70,000
Other receivables - net of current portion	84,017	37,491
Property and equipment, net of accumulated depreciation of $77,802 and $60,073, respectively	311,230	294,863
Intangible assets	125,754	95,270
Deposits	11,187	15,000

Total Assets	$4,362,597	2,923,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$33,665	5,690
Other	275,025	171,889
Payroll accruals	26,298	13,105
Unearned revenue	204,000	35,900
Accrued marketing fund	133,159	100,754
Customer deposits	82,925	120,001
Income tax payable	400,230	13,131
Notes payable:
Related parties	20,000	20,000
Other	71,679	3,560
Total Current Liabilities	1,246,981	484,030

Other payables - net of current portion	15,000	5,297

Total Liabilities	1,261,981	489,327

Stockholders’ Equity:

Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,809,409 and 11,809,409 shares issued and outstanding, respectively	1,181	1,181
Additional paid-in capital	2,179,210	2,157,673
Retained earnings	920,225	275,725

Total Stockholders’ Equity	3,100,616	2,434,579

Total Liabilities and Stockholders’ Equity	$4,362,597	2,923,906

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	For The Three		For The Six
	Months Ended		Months Ended
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013
Revenues:
Initial franchise fees	$1,510,020	$817,332	$3,068,473	$1,450,600
Royalty fees	440,771	229,743	741,423	379,277
Corporate Creativity Center sales	52,560	30,352	67,200	60,553
	2,003,351	1,077,427	3,877,096	1,890,430

Operating expenses:
Franchise consulting and commissions:
Related parties	182,608	109,007	431,452	245,272
Other	430,139	335,323	745,530	531,492
Franchise training and expenses	128,136	61,237	225,655	119,805
Salaries and payroll taxes	242,043	141,110	435,426	268,471
Advertising	171,665	134,175	363,607	194,625
Professional fees	80,424	37,576	129,617	65,314
Office expense	91,159	48,068	182,741	87,691
Depreciation	9,938	6,535	19,478	13,259
Stock based compensation	21,537	—	21,537	—
Other general and administrative expenses	129,842	94,480	332,172	255,987
Total operating expenses	1,487,491	967,511	2,887,215	1,781,916

Income (loss) from operations	515,860	109,916	989,881	108,514

Other income (expense):
Interest (expense)	(2)	(1,861)	(2)	(1,995)
Other income (expense)	41,598	(20,613)	43,471	(20,613)
Total other income (expense)	41,596	(22,474)	43,469	(22,608)

Income (loss) before provision for income taxes	557,456	87,442	1,033,350	85,906

Provision for income taxes (Note 1)	209,770	—	388,849	—

Net Income (loss)	$347,686	$87,442	$644,501	$85,906

Net Income (loss) per share
Basic	$0.03	$0.01	$0.05	$0.01
Basic Weighted average number of common shares outstanding	11,809,409	11,574,825	11,809,409	11,574,825
Diluted	$0.03	$0.01	$0.05	$0.01
Diluted Weighted average number of common shares outstanding	11,842,711	11,574,825	11,846,994	11,574,825

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	(Unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$644,501	$85,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,478	13,259
Loss on disposal of assets	1,475	—
Gain on sale of assets	(18,335)	—
Materials purchased with notes payables	26,300	—
Compensatory equity issuances	21,537	47,800
Changes in operating assets and liabilities:
Accounts receivable	(25,758)	(70,806)
Accounts payable	131,110	(25,514)
Accrued liabilities	13,193	866
Accrued marketing funds	32,405	54,801
Customer deposits	(37,076)	19,979
Deposits	3,813	19,082
Income tax payable	387,099	—
Other receivables	(43,830)	51,999
Prepaid expenses	(44,284)	—
Unearned revenue	168,100	4,779
Net cash provided by operating activites	1,279,728	202,151
Cash flows from investing activities:
Property and equipment purchases	(31,321)	(17,928)
Intangible asset purchases	(10,000)	(27,800)
Intangible asset sale	65,325	—
Net cash provided (used) by investing activities	24,004	(45,728)
Cash flows from financing activities:
Notes payable	(21,952)	(23,500)
Net cash (used) by financing activities	(21,952)	(23,500)
Net change in cash	1,281,780	132,923
Cash, beginning of period	2,004,947	1,041,786

Cash, end of period	$3,286,727	$1,174,709
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$1,750	$—
Interest	$—	$1,995
Supplemental non-cash investing and financing activities:
Intangible assets acquired with notes payables	$66,774	$—
Intangible assets sold with notes receivables	$39,425	$
Equipment acquired with notes payables	$6,000	$—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Creative Learning Corporation (“CLC”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFK”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFK in a transaction classified as a reverse acquisition. CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK from May 19, 2009 forward, and the consolidated activity of BFKF and CLC from July 2, 2010 forward. BFK and CLC are hereinafter referred to collectively as the "Company".

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

Cash and cash equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company had no cash equivalents at March 31, 2014 or September 30, 2013.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2014 and September 30, 2013 the Company had $9,402 and $10,000, respectively, in its allowance for doubtful accounts.

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

Since the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until the last day they complete training when substantially all of the services required by the franchise agreement have been provided by the Company. Royalty fees are recognized as earned.

As of March 31, 2014 and September 30, 2013, the Company had $204,000 and $35,900, respectively, in unearned revenue for franchise fees collected but for which franchisees had not completed training.

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

For the six months ended March 31, 2014 and 2013, the Company recorded a tax provision of $388,849 and $-0- respectively on its pretax income of $1,033,350 and $85,906 respectively. The tax provision does not include any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction

The tax provision for the six month period ended March 31, 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results. To the extent that actual fiscal year ended September 30, 2014 pretax results for income or loss vary from estimate, the actual tax provision or benefit recognized for the fiscal year ended September 30, 2014 could be materially different from the forecasted amount used to estimate the tax provision for the six months ended March 31, 2014.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the six month periods ended March 31, 2014 and 2013 were $363,607 and $194,625, respectively.

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

At March 31, 2014 and September 30, 2013, the Company had notes receivables from related parties of $70,000 and $70,000, respectively.

At March 31, 2014 the Company held certain notes and other receivables totaling $175,622, of which $154,162 was for extended payment terms of Franchise Fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits of $21,460. These receivables are reported in the accompanying financial statements as current and long term other receivables in the accompanying financial statements.

At September 30, 2013, the Company had notes and other receivables of $131,792.

Notes Payables

In September 2012 the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by the issuance of 40,000 shares of the Company’s common stock. As of March 31, 2014 and September 30, 2013 the remaining balance on this promissory note was $20,000 and $20,000 respectively. This liability is reported in the accompanying financial statements as notes payable, related party, and will be paid with the issuance of the remaining 20,000 shares during the remainder of fiscal year 2014.

In December of 2013, the Company entered into a settlement agreement to purchase three territories from a Nevada franchisee. As part of this settlement, the Company agreed to two non-interest bearing notes, payable in monthly installments over the next eighteen months. As of March 31, 2014 the remaining balance for these notes was $81,364 and is reported in the accompanying financial statements as current and long term other notes payables.

CREATIVE LEARNING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

On March 31, 2014 and September 30, 2013 the Company owed $5,315 and $8,857, respectively, in deferred commission payments, non-interest bearing, payable in monthly payments, on deferred payment schedules related to extended payment terms of Franchise Fees.

Stock based compensation

The Company accounts for employee stock awards under ASC 718. Equity instruments issued to employees for services are recorded based on the fair value of the instrument issued. The Company accounts for non-employee stock awards under ACS 505-50. Equity instruments awarded to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Subsequent Events

Between April 1, 2014 and May 12, 2014 BFK Franchise Company, sold 17 new US franchises and 5 new international franchises. During this period CI Franchise Company sold 2 new US franchises and one Master Franchise in the Philippines.

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2014 through the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statement other than the events described above.

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

BFK sold its first franchise in September 2009 and as of March 31, 2014, BFK has sold 497 franchises, operating in 40 states, the District of Columbia, Puerto Rico and 25 foreign countries.

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

As of March 31, 2014 CI has sold 16 franchises in the United States and 1 foreign country.

On January 8, 2013 the Company formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun. Sew Fun is a brick and mortar business featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design.

The Company is in the process registering SF with state franchising regulators, and as of March 31, 2014, no state registrations have been completed.

Unless otherwise indicated, all references to the Company include the operations of BFK, BFKD, CI and SF.

Material changes of items in the Company’s Statement of Operations for the six months ended March 31, 2014, as compared to the same period in 2013, are discussed below.

Item	Increase (I) or Decrease (D)	Reason
Revenues	I	Sale of more franchises and increase in royalties paid by established franchises.

Franchise consulting and commissions	I	Increased sales of franchises.

Franchise training and expenses	I	Increase in size of training classes.

Salaries and payroll taxes	I	Increase in staff to support the growth of the business.

Advertising	I	Increased expenditures to grow the business.

Professional fees	I	Increase in international franchise and trademarking legal fees

Office expense	I	Increased printing, office supplies, lego supplies and office expenses to support the growth of the Company.

Other general and administrative expenses	I	Overhead and administrative increases to support the growth of the Company.

Provision for income taxes	I	Income tax liabilities due to profits depleting prior net operating loss carryovers.

The Company expects that its revenue will continue to increase during the fiscal year ending September 30, 2014 as additional franchises are sold.

With the exception of the foregoing, the Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on the Company’s revenues or expenses.

Liquidity and Capital Resources

Sources and (uses) of funds for the six months ended March 31, 2014 and 2013 were as follows:

	Six months ended March 31,
	2014	2013

Cash provided by operations	1,279,728	202,151
Purchase of property and equipment	(31,321)	(17,928)
Purchase of intangible assets	(10,000)	(27,800)
Sale of intangible assets	65,325	--
Loans (repayment of loans)	(21,952)	(23,500)

As of March 31, 2014 the Company’s operating cash requirements were approximately $457,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending March 31, 2015 will be as follows:

Franchise consulting, commissions, training and related expenses	$2,475,000
Salaries and payroll taxes	$1,135,000
Advertising	$785,000
Other operating expenses	$1,350,000

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

Contractual Obligations

The Company owns its corporate headquarters, but leases an additional office suite. The following table summarizes the Company’s contractual lease obligations as of December 31, 2013:

	2014	2015	2016	2017	Total

Lease of office space	$5,400	$10,800	$10,800	$0	$27,000
Notes Payable	56,679	35,000	15,000	0	$106,679

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

The Company saw another year of significant growth in the sales of franchises in fiscal year 2013 expanding from 210 to 395 franchises sold with its two brands in operation, resulting in increased revenues from franchise fees, including international growth and exposure. That trend continued for the first six months for the 2014 fiscal year setting a record in new sales revenues and adding an additional 117 franchises, both domestic and internationally. In addition, with franchisees being in the system longer, there were significant increases in royalty fees.

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

Item 4. Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2014, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

CREATIVE LEARNING CORPORATION

May 19, 2014	By:	/s/ Brian Pappas
Brian Pappas, Principal Executive, Financial and Accounting Officer