Form 10-K/A
period 2013-09-30
CREATIVE LEARNING Corp
filed 2014-06-05
CIK 1394638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

BFK Operating Units

BFK franchises are primarily mobile models, with activities scheduled in the schools or other venues, but also can be operated through a store-front location called a Creativity Center.

As of January 9, 2014 BFK had 440 franchises operating in 40 states, the District of Columbia, and 20 foreign countries, with two Corporate owned franchise territories and one Corporate owned Creativity Center.

BFK Franchise Program

BFK sells franchises both domestically and internationally.  International sales can be a single franchise or a Master Franchise, where the Master Franchisee operates a franchise, but is also able to develop, sell and manage sub-franchises.

A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical sized, domestic, single territory franchise fee is $25,900.  If the franchisee buys more than one franchise at the time the initial franchise is purchased, the fee for the other territory is approximately $10,000 to $12,000 .

International franchise fees vary and are set relative to the potential of the franchised territories.  During the year ended September 30, 3013, BFK sold three Master Franchises at an average price of $81,667.  In the case of a Master Franchise, BFK receives a percentage of the franchise fee paid to the Master Franchisee by any sub-franchisee.

Domestic and international franchisees are required to pay BFK a royalty fee of 7%.  BFK also receives a percentage of royalty payments received by Master Franchisees from their sub-franchisees.

BFK administers a Marketing Fund for domestic and Canadian franchisees with the purpose of building national brand awareness.  The Marketing Fund expenditures are funded with BFK collecting a 2 % marketing fee from domestic and Canadian franchisees.  These marketing fees and expenses are accounted for separately and are not reported as revenue or expenses for BFK.

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

CI Franchise Program

CI sells franchises both domestically and internationally.  International sales can be individual, international franchises, or where warranted, they could be sold as Master License agreement where the Master Licensee can operate a franchise, but also develops, sells and manages sub-franchisees.

A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size and other factors of the territory , or territories being purchased.  The typical sized, domestic, single territory franchise fee is $17,500.  Internationally, franchise fees are set relative to the potential of the proposed territories, and can vary.  In the case of a Master Franchise, CI could receive a percentage of the price the Master Franchisee receives from  the sub-franchisees.

Domestic and international franchisees are required to pay CI a royalty fee of 7%.  CI also could receive a percentage of royalty payments received by Master licensees from their sub-franchisees.

CI administers a Marketing Fund for domestic and Canadian franchisees with the purpose of building national brand awareness.  The Marketing Fund expenditures are funded with CI collecting a 2 % marketing fee from domestic and Canadian franchisees.  These marketing fees and expenses are accounted for separately and are not reported as revenue or expenses for CI.

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

Results of Operations

The Company sold 190 domestic and international franchises in the fiscal year 2013 compared to 137 in 2012.  The average fee the Company received for a franchise in 2013 was approximately $19,500 compared to approximately $20,300 in 2012.  The slight decline in the average fee was due to the fact that during 2013 the Company sold 72 multiple BFK franchises at a discount to the typical franchise fee of $25,900 and sold 15 CI franchises. The slight decline was offset by the sale of three Master Franchises at an average price of $81,667.

Although, the typical BFK franchise fee is $25,900  if a franchisee buys more than one franchise at the time the initial franchise is purchased, the fee for the other territory is approximately $10,000 to $12,000.

The fee for a CI franchise is $17,500 compared to a fee of approximately $25,900 for a BFK franchise.  The Company expects that its franchise fee revenue will continue to increase during the fiscal year ending September 30, 2014 as additional franchises are sold.

Royalty fees increased by $516,040 in the fiscal year 2013 from 2012, with an increase of $402,189 collected from franchisees that have been in the system one year or longer, and $113,851 from new franchisees that entered the system this year.  The Company expects Royalty fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time franchisees have been in the system.

Material changes of other items in the Company’s Statement of Operations for the year ended September 30, 2013 as compared to the same period in the prior year are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Franchise consulting and commissions	I	Increased sales of franchises

Franchise training and expenses	I	Increase in size of training classes

Salaries and payroll taxes	I	Increase in staff to support the growth of the business

Advertising	I	Increased expenditures to grow the business

Professional fees	D	Eliminated temporary SEC accounting help and reduction in Corporate legal fees

Stock-based compensation	I	Issuance of stock for stock options, consulting expense and correction for stock issuances valuation (see notes to Financials)

Other general and administrative expenses	I	Overhead and administrative increases to support the growth of the business

Other income (expense)	I	Forgiveness of debt and corrections for stock issuances valuation (see notes to Financials)

The Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on the Company’s revenues or expenses.

Liquidity and Capital Resources

Sources and (uses) of funds for the years ended September 30, 2013 and 2012 are shown below:

	Year Ended September 30,
	2013	2012

Cash provided by operations	$1,115,952	$621,885
Purchase of property and equipment	(25,991)	(144,429)
Purchase of intangible assets (CI and SF conceptual rights and trademarks, repurchase of territories)	(56,800)	(7,000)
Loans (repayment of loans)	(70,000)	10,000

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

As of January 9, 2014 the Company’s liabilities consisted primarily of trade payables and the franchisee funded Marketing Fund. The Company collects 2% of the franchisee gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to marketing activities are paid from the marketing fund and reduce the liability account. The amount of the Marketing Fund liability is equal to the amount of cash in the Marketing Fund bank account.

Contractual Obligations

The Company owns its corporate headquarters, but leases an additional office suite. The following table summarizes the Company’s contractual lease obligations as of September 30, 2013:

	2014	2015	2016	2017	Total

Office lease	$10,800	$10,800	$10,800	$--	$32,400
Notes payables	$3,560	$4,640	$657	$--	$8,857

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

Other than as disclosed above, the Company does not know of any:

•	trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or

•	significant changes in expected sources and uses of cash.

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

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2013. The Company's revenue recognition policy was not in accordance with Generally Accepted Accounting Principles, although management has determined that the recognized revenue during prior periods was materially correct. The Company did not maintain adequate supporting documentation for certain operational expenditures, and the Company did not properly record the amount or value of certain common shares that were issued and outstanding.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s executive officers during the years ended September 30, 2013 and 2012.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)	Total

Brian Pappas,	2013	$60,000	--	--	--	$248,127	$308,127
Principal Executive,	2012	$60,000	--	--	--	$120,892	$240,892
Financial and
Accounting Officer

Michelle Cote,	2013	--	--	--	--	$137,000	$137,000
Founder	2012	--	--	--	--	$158,720	$158,720

Dan O’Donnell,	2013	$60,000	--	--	$3,306	$108,000	$171,306
Vice President of	2012	$56,000	--	--	--	$78,396	$134,396
Operations

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table, including consulting and commissions.

Stock Options

During the year ended September 30, 2013, the Company granted options to the persons named below.

	Employee Stock Options Granted
			Exercise
	Grant	Options	Price Per	Expiration
Name	Date	Granted (#)	Share	Date
Dan O’Donnell	July 1, 2013	25,000	$0.60	December 31, 2015
Richard Nickelson	July 1, 2013	25,000	$0.60	December 31, 2015

The terms of outstanding options granted held by our officers directors are shown below:

Name	Option Price	No. of Options	Expiration Date

Dan O’Donnell. VP of Operations	$0.60	25,000	December 31, 2015

The following table shows the weighted average exercise price of the Company’s outstanding options as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Stock Options	50,000	$0.60	--

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

Name and Address	Shares Owned		Percent of Outstanding Shares

Brian Pappas
701 Market St., Ste. 113
St. Augustine, FL 32095	2,229,000	(1)	18.9%

Michele Cote
701 Market St., Ste. 113
St. Augustine, FL 32095	1,400,000	(2)	11.9%

Dan O’Donnell
701 Market St., Ste. 113
St. Augustine, FL 32095	185,000		1.6%

(All officers and directors as a group 3 persons)	3,814,000		32.4%

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.
(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 2013 and 2012, the Company paid:

●	$746,226 and $583,617, respectively, for franchise consulting and commissions;

●	$-0- and $12,400, respectively, for franchise training and expenses;

As of September 30, 2013, the Company owed MC Logic and Franventures $5,690 for franchise commissions.

As of September 30, 2012, the Company owed MC Logic and Franventures $16,771 for franchise commissions.

In September 2012, the Company loaned $40,000 to MC Logic, LLC, are related party entity, for consulting services.  The loan was payable by the issuance of 40,000 shares of the Company’s common stock. As of September 30, 2013 and 2012, the balance on this loan was $20,000 and $40,000, respectively. During the year ended September 30, 2013 payment of $20,000 was satisfied with the issuance of 20,000 shares of the Company’s common stock.

In July of 2013, the Company loaned $70,000 to AudioFlix, Inc., a related party entity.  The loan was personally guaranteed by Brian Pappas.  The loan bears interest at 6%, payable monthly and is due and payable on July 1, 2015. The unpaid balance of the loan is convertible prior to July 1, 2015 into unrestricted shares of the common stock of AudioFlix, Inc. at a price of $0.35 per share .

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits	Description	Page Number

3.1.1	Certificate of Incorporation	(1)

3.1.2	Amendment to Certificate of Incorporation	(3)

3.1.2	Bylaws	(1)

10	Agreement relating to the acquisition of BFK Franchise Company	(2)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certification

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the same exhibit filed with the Company’s registration statement on Form SB-2, File #333-145999.
(2)	Incorporated by reference to Exhibit 10.1 filed with the Company’s report on Form 8-K dated July 2, 2010.
(3)	Incorporated by reference to Exhibit 3.1.2 filed with the Company’s report on Form 10-K filed on April 27, 2011.

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

/s/ Silberstein Ungar, PLLC
Silberstein Ungar, PLLC

Bingham Farms, Michigan
January 11, 2014, except as to Note 14, as to which the date is June 4, 2014

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

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	For The Fiscal Years Ended
	September 30,	September 30,
	2013	2012
Revenues:
Initial franchise fees	$3,700,221	$2,793,624
Royalty fees	995,900	479,860
Corporate Creativity Center sales	124,598	143,783
	4,820,719	3,417,267

Operating expenses:
Franchise consulting and commissions:
Related parties	746,226	583,617
Other	976,776	905,031
Franchise training and expenses:
Related parties	-	12,400
Other	272,125	124,552
Salaries and payroll taxes	539,982	397,250
Advertising	455,108	324,230
Professional fees	97,886	161,429
Office expense	158,964	137,480
Depreciation	30,267	18,525
Stock-based compensation	108,280	12,550
Other general and administrative expenses	389,348	157,707
Total operating expenses	3,774,962	2,834,771

Income from operations	1,045,757	582,496

Other income (expense):
Interest (expense)	(4,882)	-
Other income (expense)	(80,846)	22,314
Total other income (expense)	(85,728)	22,314

Income before provision for
income taxes	960,029	604,810

Provision for income taxes (Note 1)	12,073	-

Net Income	$947,956	$604,810

Net Income per share
Basic	$0.08	$0.05
Basic Weighted average number of common shares outstanding	11,675,102	11,445,492
Diluted	$0.08	$-
Diluted Weighted average number of common
shares outstanding	11,678,873	-

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

BFKF held a 50% ownership interest in BFKD from November 25, 2009 through October 2, 2010. On October 3, 2010, the BFKF acquired the 50% non-controlling interest in BFKD. Immediately following the acquisition of the non-controlling interest, BFKF transferred its 100% interest in BFKD to CLC.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2013 and 2012. The Company had cash of $2,004,947 and $1,041,786 as of September 30, 2013 and 2012, respectively.

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

Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with GAAP. Royalty fees are recognized as earned.

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

(3) Related Party Transactions

During the years ended September 30, 2013 and 2012, the Company paid related parties (companies related by common control) for the following expenses:

●	$746,226 and $583,617, respectively, for franchise consulting and commissions;
●	$-0- and $12,400, respectively, for franchise training and expenses;

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

In September of 2012,the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by issuance of 40,000 shares of the Company’s common stock. As of September 30, 2013 and 2012, the remaining balance on this promissory note was $20,000 and $40,000, respectively. During the year ended September 30, 2013, payment of $20,000 was satisfied with the issuance of 20,000 shares.   This liability is reported in the accompanying financial statements as Notes Payable - related parties, and the remaining balance will be paid with the issuance of 20,000 common shares in Fiscal year 2014.

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

During the year ended September 2013, the Company agreed to a restructuring of a territory with a franchisee and wrote off a $23,000 franchise fee, extended term note receivable as forgiveness of debt.

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

During the year ended September 30, 2013, the Company, as a gesture of good will, issued 66,667 shares of its common stock to an individual investor who had purchased stock in a prior year in a pass through arrangement with a third party company that did not fulfill their commitment to transfer the stock. It was determined there was no recourse with the third party company, and the shares were issued at a Fair Market Value of $38,667 or $0.58 per share. Related to this transaction, an adjustment was made to the Company issued share count of an additional 66,667 shares that were also issued to the third party company in the prior year in error. The Company was awaiting their return and cancellation. Without recourse with the third party company, these 66,667 shares were recorded at a fair value of $30,000 or $0.45 per share based on the value on the date of the original issue.

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

(12) Franchise Operations

The Company currently supports independently owned franchises located in 39 states, 4 Canadian provinces and 13 other countries. Following is a summary of the annual franchise activity:

	BFK Franchise Company LLC September 30,
	2013	2012	2011
Franchises in operation - beginning of year	210	75	36
Franchises sold during the year	175	137	42
Franchises cancelled, terminated or repurchased during the year	(5)	(2)	(3)
Franchises in operation - end of year	380	210	75

	CI Franchise Company LLC September 30,
	2013	2012	2011
Franchises in operation - beginning of year	0	0	0
Franchises sold during the year	15	0	0
Franchises cancelled, terminated or repurchased during the year	0	0	0
Franchises in operation - end of year	15	0	0

Franchises are required to pay the Company an initial franchise fee, royalty fees and a marketing fee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. A limited number of earlier agreements set the royalty fee at 5% if they opened a Creativity Center, but is not in the current agreements.

(13) Commitments and Contingencies

Lease Commitments

The following table summarizes the Company’s contractual lease obligations as of September 30, 2013:

	2014	2015	2016	Total
Lease of office space	$10,800	$10,800	$10,800	$32,400

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

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30, 2013		September 30, 2012
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Depreciation timing difference	$3,084	$1,058	$-0-	$-0-
Net operating loss	-0-	-0-	251,549	94,658
Valuation allowance	-0-	-0-	-251,549	-94,658

Total deferred tax asset	3,084	1,058	-0-	-0-

Deferred tax liabilities:	-0-	-0-	-0-	-0-
Total deferred liability	-0-	-0-	-0-	-0-
Net deferred tax asset	$3,084	$1,058	$-0-	$-0-

The net change in deferred tax liabilities as of September 30, 2013 and 2012 were $(94,658) and -0-, respectively.

Current taxes due for September 30, 2013 are as follows:

	September 30,	September 30,
	2013	2012
Federal:	$10,844	$-0-
Florida:	2,247	-0-
Total current taxes payable	$13,131	$-0-

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	September 30, 2013	September 30, 2012
U.S. Federal statutory graduated rate	16.24%	34.00%
State income tax rate, net of federal benefit	4.73%	3.63%
Net rate	20.97%	37.63%
Net operating loss used	-19.66%	0.00%
Net operating loss for which no tax benefit is currently available	0.00%	-37.63%
Effective tax rate	1.31%	--

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the  5th day of  June 2014.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial Accounting Officer and a	June 5, 2014
Brian Pappas	Director

/s/ Michelle Cote	Director	June 5, 2014
Michelle Cote

/s/ Dan O’Donnell	Director	June 5, 2014
Dan O’Donnell