Form 10-Q/A
period 2013-12-31
CREATIVE LEARNING Corp
filed 2014-06-12
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10- Q/A
(Amendment No. 1)

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

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	(Unaudited)
	For The Three
	Months Ended
	December 31,	December 31,
	2013	2012
Revenues:
Initial franchise fees	$1,558,454	$633,268
Royalty fees	300,652	149,534
Corporate Creativity Center sales	14,640	30,201
	1,873,746	813,003

Operating expenses:
Franchise consulting and commissions:
Related parties	248,844	136,265
Other	315,391	196,169
Franchise training and expenses	97,519	58,568
Salaries and payroll taxes	193,384	127,361
Advertising	191,942	60,450
Professional fees	49,193	27,738
Office expense	91,582	39,623
Depreciation	9,540	6,724
Other general and administrative expenses	202,330	161,507
Total operating expenses	1,399,725	814,405

Income (loss) from operations	474,021	(1,402)

Other income (expense):
Interest (expense)	—	(134)
Other income (expense)	1,873	—
Total other income (expense)	1,873	(134)

Income (loss) before provision for
income taxes	475,894	(1,536)

Provision for income taxes (Note 1)	179,079	—

Net Income (loss)	$296,815	$(1,536)

Net Income (loss) per share
Basic	$0.03	$(0.00)
Basic Weighted average number of common
shares outstanding	11,809,409	11,558,575
Diluted	$0.03	$—
Diluted Weighted average number of common
shares outstanding	11,842,711	—

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

BFK sells franchises both domestically and internationally.  International sales can be individual, international franchises, or where warranted, they can be sold as  Master License agreement where the Master Licensee can operate a franchise, but also develops, sells and manages sub-franchisees.

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

The Company sold 60 domestic and international franchises during the three months ending December 31, 2013 compared to 36 for the same period in 2012.  The average fee the Company received for a franchise during the three months ended December 31, 2013 was approximately $25,970, compared to approximately $17,600 during the three months ended December 31, 2012.  The increase in the average fee was due to nine international franchises sold at an average of $31,146 per franchise and two Master Franchises sold at an average price of $180,000 per franchise.  The increase in the average fee during the current period was partially offset by the sale of 22 multiple BFK franchises at a discount to the typical franchise fee of $25,900 and the sale of one CI franchise at a discounted price of $7,500 to a BFK franchisee.

Although the typical BFK franchise fee is $25,900, if a franchisee buys more than one franchise at the time the initial franchise is purchased, the fee for the other territory is approximately $10,000 to $12,000.

The typical fee for a CI franchise is $17,500 compared to a fee of approximately $25,900 for a BFK franchise.

BFK sells franchises both domestically and internationally.  International franchise sales can be a single franchise or a Master Franchise, where the Master Franchisee operates a franchise, but is also able to develop, sell and manage sub-franchises.  International franchise and Master Franchise fees vary and are set relative to the potential of the franchised territories.

The Company expects that its franchise fee revenue will continue to increase during the fiscal year ending September 30, 2014 as additional franchises are sold.

Royalty Fees increased by $151,118 for the three months ending December 31, 2013 over the same period in 2012, with an increase of $75,899 collected from franchisees that have been in the system one year or longer, and  $75,219 from new franchisees that entered the system within the last 12 months.

Royalty Fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time franchisees have been in the system.

Other material changes of items in the Company’s Statement of Operations for the three months ended December 31, 2013, as compared to the same period in 2012, are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Sale of more franchises and increase in royalties paid by established franchises.

Franchise consulting and commissions	I	Increased sales of franchises.

Franchise training and expenses	I	Increase in size of training classes.

Salaries and payroll taxes	I	Increase in staff to support the growth of the business.

Advertising	I	Increased expenditures to grow the business.

Professional fees	I	Increase in international franchise and trademarking legal fees

Office expense	I	Increased printing, office supplies, lego supplies and office expenses to support the growth of the Company.

Other general and administrative expenses	I	Overhead and administrative increases to support the growth of the Company.

Provision for income taxes	I	Income tax liabilities due to profits depleting prior year net operating loss carryovers.

The Company expects that its revenue will continue to increase during the year ended December 31, 2014 as additional franchises are sold.

The Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on the Company’s revenues or expenses.

Liquidity and Capital Resources

Sources and (uses) of funds for the three months ended December 31, 2013 and 2012 were as follows:

	Three months ended December 31,
	2013	2012

Cash provided by (used in) operations	587,539	61,273
Purchase of property and equipment	(2,437)	(9,183)
Loans (repayment of loans)	(764)	(20,000)

As of December 31, 2013 the Company’s operating cash requirements were approximately $430,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending December 31, 2014 will be as follows:

Franchise consulting, commissions, training and related expenses	$2,224,000
Salaries and payroll taxes	$960,000
Advertising	$828,000
Other operating expenses	$1,350,000

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

Contractual Obligations

The Company owns its corporate headquarters, but leases an additional office suite. The following table summarizes the Company’s contractual lease obligations as of December 31, 2013:

	2014	2015	2016	2017	Total

Lease of office space	$10,800	$10,800	$10,800	$--	$32,400
Notes Payable	$72,867	$35,000	$--	$--	$107,867

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

CREATIVE LEARNING CORPORATION

Dated: June 10, 2014	By:	/s/ Brian Pappas
Brian Pappas,
Principal Executive, Financial and Accounting Officer