Form 10-Q
period 2014-06-30
CREATIVE LEARNING Corp
filed 2014-08-18
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

____________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,809,409 shares of common stock as of August 18, 2014.

CREATIVE LEARNING CORPORATION

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Quarter Ended June 30, 2014

CREATIVE LEARNING CORPORATION
Consolidated Financial Statements
(Unaudited)

TABLE OF CONTENTS

Page
CONSOLIDATED FINANCIAL STATEMENTS

Unaudited condensed consolidated balance sheets	4
Unaudited condensed consolidated statements of operation	5
Unaudited condensed consolidated statements of cash flows	6
Notes to unaudited condensed consolidated financial statements	7

CREATIVE LEARNING CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30,	September 30,
	2014	2013
Assets
Current Assets:
Cash	$3,418,549	$2,004,947
Accounts receivable, less allowance for doubtful
accounts of $9,402 and $10,000, respectively	383,022	310,150
Prepaid expenses	37,895	826
Other receivables - current portion	125,093	94,301
Deferred tax asset	1,058	1,058
Total Current Assets	3,965,617	2,411,282

Note receivable from related party	70,000	70,000
Other receivables - net of current portion	50,867	37,491
Property and equipment, net of accumulated depreciation
of $87,863 and $60,073, respectively	330,961	294,863
Intangible assets	125,754	95,270
Deposits	6,425	15,000
Total Assets	$4,549,624	$2,923,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$14,405	$5,690
Third party	309,617	171,889
Payroll accruals	27,902	13,105
Unearned revenue	95,900	35,900
Accrued liabilities	147,600	—
Accrued marketing fund	161,259	100,754
Customer deposits	59,975	120,001
Income tax payable	221,221	13,131
Notes payable:
Related parties	20,000	20,000
Other	68,055	3,560
Total Current Liabilities	1,125,934	484,030
Notes payables - net of current portion	5,000	5,297
Total Liabilities	1,130,934	489,327
Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
11,809,409 and 11,809,409 shares issued and outstanding, respectively	1,181	1,181
Additional paid-in capital	2,179,210	2,157,673
Retained earnings	1,238,299	275,725
Total Stockholders’ Equity	3,418,690	2,434,579
Total Liabilities and Stockholders’ Equity	$4,549,624	$2,923,906

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE LEARNING CORPORATION
Condensed Consolidated Statements of Operations

	(Unaudited)		(Unaudited)
	For The Three		For The Nine
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Revenues:
Initial franchise fees	$1,605,899	$1,280,871	$4,674,372	$2,731,471
Royalty fees	504,265	279,176	1,245,688	658,453
Corporate Creativity Center sales	3,618	26,006	70,818	86,559
	2,113,782	1,586,053	5,990,878	3,476,483
Operating expenses:
Franchise consulting and commissions:
Related parties	205,187	144,689	636,639	389,961
Other	442,874	370,971	1,188,404	902,463
Franchise training and expenses	122,700	82,963	348,355	202,768
Salaries and payroll taxes	264,774	136,610	700,200	405,081
Advertising	263,860	132,356	627,467	326,981
Professional fees	97,135	20,707	226,752	86,020
Office expense	49,504	27,649	232,245	115,341
Depreciation	10,061	8,749	29,539	22,008
Stock based compensation	—	—	21,537	—
Other general and administrative expenses	147,243	95,836	479,415	351,824
Total operating expenses	1,603,338	1,020,530	4,490,553	2,802,447
Income from operations	510,444	565,523	1,500,325	674,036

Other income (expense):
Interest (expense)	—	—	(2)	(1,995)
Other income (expense)	6,796	(460)	50,267	(21,072)
Total other income (expense)	6,796	(460)	50,265	(23,067)
Income before provision for income taxes	517,240	565,063	1,550,590	650,969

Provision for income taxes (Note 1)	199,167	—	588,016	—
Net Income	$318,073	$565,063	$962,574	$650,969

Net Income per share
Basic	$0.03	$0.05	$0.08	$0.06
Basic Weighted average number of common shares outstanding	11,809,409	11,611,770	11,809,409	11,611,770
Diluted	$0.03	$0.05	$0.08	$0.06
Diluted Weighted average number of common shares outstanding	11,854,528	11,611,770	11,854,528	11,611,770

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE LEARNING CORPORATION
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$962,574	$650,969
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	29,539	22,008
Loss on disposal of assets	1,476	—
Gain on sale of assets	(18,335)	—
Materials purchased with notes payables	26,300	—
Compensatory equity issuances	21,537	71,800
Changes in operating assets and liabilities:
Accounts receivable	(72,872)	(76,757)
Accounts payable	146,443	124
Payroll accruals	14,797	523
Accrued liabilities	147,600	—
Accrued marketing funds	60,505	33,756
Customer deposits	(60,026)	15,000
Deposits	8,575	18,000
Income tax payable	208,090	—
Other receivables	(4,743)	10,957
Prepaid expenses	(37,069)	6,645
Unearned revenue	60,000	—
Net cash provided by operating activities	1,494,391	753,025
Cash flows from investing activities:
Property and equipment purchases	(61,113)	(25,991)
Intangible asset purchases	(10,000)	(67,800)
Intangible asset sale	25,900	—
Net cash (used) by investing activities	(45,213)	(93,791)
Cash flows from financing activities:
Issuance of notes payables	3,000	—
Notes payable	(38,576)	(23,500)
Net cash (used) by financing activities	(35,576)	(23,500)
Net change in cash	1,413,602	635,734
Cash, beginning of period	2,004,947	1,041,786

Cash, end of period	$3,418,549	$1,677,520
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$375,397	$—
Interest	$2	$1,995
Supplemental non-cash investing and financing activities:
Intangible assets acquired with notes payables	$67,474	$—
Intangible assets sold with notes receivables	$39,425	$—
Equipment acquired with notes payables	$6,000	$—
Materials acquired with notes payables	$26,300	—

The accompanying notes are an integral part of the condensed consolidated financial statements

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Creative Learning Corporation operates through its wholly owned subsidiaries BFK FRANCHISE COMPANY, LLC, BFDK Development Company, LLC, CI FRANCHISE COMPANY, LLC AND SEW FUN FRANCHISE COMPANY, LLC under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

Basis of Presentation

The following (a) condensed balance sheet as of September 30, 2013, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K originally filed with the SEC on January 14, 2014 and amendment No. 1 filed with the SEC on June 5, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2013 as reported in the Form 10-K and Form 10-K/A have been omitted.

Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The condensed consolidated financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of June 30, 2014 and September 30, 2013, the Company had $95,900 and $35,900, respectively, in unearned revenue for franchise fees collected but for which franchisees had not completed training.

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

For the nine months ended June 30, 2014 and 2013, the Company recorded a tax provision of $588,016 and $-0- respectively on its pretax income of $1,550,590 and $650,969 respectively. The tax provision does not include any tax provision or benefit for certain foreign currency remeasurement gains and losses that are not recognized in any tax jurisdiction

The tax provision for the nine month period ended June 30, 2014 is based on an estimated annual effective rate, which requires management to make its best estimate of annual pretax income or loss. During the year, management regularly updates forecasted annual pretax results. To the extent that actual fiscal year ending September 30, 2014 pretax results for income or loss vary from estimates, the actual tax provision or benefit recognized for the fiscal year ending September 30, 2014 could be materially different from the forecasted amount used to estimate the tax provision for the nine months ended June 30, 2014.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the nine month periods ended June 30, 2014 and 2013 were $627,467 and $326,981, respectively.

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Notes and Other Receivables

In July of 2013, the Company made a $70,000 loan to a related party company, personally guaranteed by the related party, at 6% interest, monthly interest only payments and fully due and payable by July 1, 2015. The Note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share.

At June 30, 2014 and September 30, 2013, the Company had notes receivables from related parties of $70,000 and $70,000, respectively.

At June 30, 2014 the Company held certain notes and other receivables totaling $175,960, of which $153,310 was for extended payment terms of Franchise Fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits of $22,650. These receivables are reported in the accompanying financial statements as current and long term other receivables in the accompanying financial statements.

At September 30, 2013, the Company had notes and other receivables of $131,792.

Intangible Assets

The following is a summary of changes to intangible assets for the nine months ending June 30, 2014.

	Beginning			Ending
	Balance			Balance
	September 30, 2013	Acquisitions	Sales	June 30, 2014

Intangible assets	$95,270	$77,474	$(46,990)	$125,754

Notes Payables

In September 2012 the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services provided and payable by the issuance of 40,000 shares of the Company’s common stock. As of June 30, 2014 and September 30, 2013 the remaining balance on this promissory note was $20,000 and $20,000 respectively. This liability is reported in the accompanying financial statements as notes payable, related party, and will be paid with the issuance of the remaining 20,000 shares during the remainder of fiscal year 2014.

In December of 2013, the Company entered into a settlement agreement to purchase three territories from a Nevada franchisee as an intangible asset of $67,474 and $6,000 as fixed asset signage and $26,300 in materials that were expensed. As part of this settlement, the Company agreed to two non-interest bearing notes, payable in monthly installments over the next eighteen months. As of June 30, 2014 the remaining balance for these notes was $70,000 and is reported in the accompanying financial statements as portions of the current and long term notes payables.

On June 30, 2014 and September 30, 2013 the Company owed $3,055 and $8,857, respectively, in deferred commission payments, non-interest bearing, payable in monthly payments, on deferred payment schedules related to extended payment terms of Franchise Fees.

For the nine months ending June 30, 2014 and 2013, the Company reduced notes payables with principal payments of $38,576 and $23,500, respectively.

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accrued liabilities

During the period ended June 30, 2014, the Company awarded an outside broker a commission bonus for performance in international sales, payable by the issuance of 60,000 shares of restricted common stock.  The fair market value on the date of the award was $2.46 per share and the Company recorded the commission expense of $147,600.  As of June 30, 2014, none of the 60,000 shares had been issued.

Accrued liabilities consisted of the following as of:

	June 30,	December 31,
	2014	2013

Accrued sales commissions	$147,600	$—

Employee stock options

The Company accounts for non-employee stock options under ASC 718, whereby option costs are recorded based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

There were 50,000 shares of stock options issued and outstanding as of September 30, 2013. At June 30, 2014 these share options were still outstanding.

During the nine month period ended June 30, 2014, the Company issued an additional 70,000 common stock purchase options (50,000 divided among three employees and 20,000 to an officer/director), allowing the holders to purchase one share of common stock per option, vesting on October 1, 2014 and exercisable at $1.55 per share with an expiration date of December 31, 2016. At June 30, 2014 these share options were still outstanding. The estimated was $56,000 on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 3.00%, dividend yield of 0%, expected lives estimated at two years, cumulative volatility of 100.00%.

As of June 30, 2014 there were a total of 120,000 shares of stock options issued and outstanding.

The company incurred and recorded compensation expense of $21,537 and $0 for the nine months ending June 30, 2014 and 2013, respectively.

The Company is amortizing the estimated fair market value to stock based compensation expense in the accompanying consolidated statement of operations.  For the nine month period ended June 30, 2014 the Company has recognized approximately $21,000 of expense.

Earnings per share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings per share are computed by dividing the net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares are dilutive.

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company’s potential dilutive securities for employee stock options for the three and nine months ended June 30, 2014 and 2013 are 45,119 and -0-, respectively.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended June 30, 2014	Three months ended June 30, 2013

Net income attributable to common stockholders	$318,073	$565,063

Basic weighted average outstanding shares of common stock	11,809,409	11,611,770

Net income per share of common stock, basic	$0.03	$0.05

Dilutive effect of common stock equivalents	45,119	-

Dilutive weighted average common stock equivalents	11,854,528	11,611,770

Net income per share of common stock, diluted	$0.03	$0.05

	Nine months ended June 30, 2014	Nine months ended June 30, 2013

Net income attributable to common stockholders	$962,574	$650,969

Basic weighted average outstanding shares of common stock	11,809,409	11,611,770

Net income per share of common stock, basic	$0.08	$0.06

Dilutive effect of common stock equivalents	45,119	-

Dilutive weighted average common stock equivalents	11,854,528	1,611,770

Net income per share of common stock, diluted	$0.08	$0.06

CREATIVE LEARNING CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Segment Information

The Company operates in one segment in accordance with Financial Accounting Standards Board ("FASB") ASC Topic 280, Segment Reporting.  Our Chief Executive Officer has been identified as the chief operating decision maker as defined by FASB ASC Topic 280.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations

Subsequent Events

Between July 1, 2014 and August 18, 2014 BFK Franchise Company, sold 8 new US franchises, 2 new international franchises and 1 master franchise. During this period CI Franchise Company sold 3 new US franchises.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto contained in this report.

Results of Operations

BFK, which conducts business under the trade name BRICKS 4 KIDZ®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. The Company provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks.

BFK operates primarily through a mobile franchise model.

BFK sold its first franchise in September 2009 and as of June 30, 2014, BFK has sold 554 franchises, operating in 40 states, the District of Columbia, Puerto Rico and 28 foreign countries.

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

As of June 30, 2014 CI has sold 26 franchises in the United States and 1 foreign country.

On January 8, 2013 the Company formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun. Sew Fun is a brick and mortar business featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design.

The Company is in the process registering SF with state franchising regulators, and as of June 30, 2014, three state registrations have been completed and no SF franchises had been sold.

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

The Company sold 147 domestic and 39 international franchises during the nine months ending June 30, 2014 compared to 121 domestic and 12 international franchises for the same period in 2013. The average fee the Company received for a franchise during the nine months ended June 30, 2014 was approximately $25,131, compared to approximately $19,750 during the nine months ended June 30, 2013. The increase in the average fee was due to seven Master Franchises sold at an average price of $140,700 per franchise. The increase in the average fee during the current period was partially offset by the sale of 55 multiple BFK franchises at a discount to the typical franchise fee of $25,900 and the sale of two CI franchise at a discounted price of $7,500 to a BFK franchisee.

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

Royalty Fees increased by $587,235 for the nine months ending June 30, 2014 over the same period in 2013, with an increase of $372,247 collected from franchisees that have been in the system one year or longer, and $214,988 from new franchisees that entered the system within the last 12 months.

Royalty Fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time franchisees have been in the system.

Other material changes of items in the Company’s Statement of Operations for the three and nine months ended June 30, 2014, as compared to the same period in 2013, are discussed below.

Item	Increase (I) or Decrease (D)	Reason

Revenues	I	Sale of more franchises, fuelled by increased expenditures in advertising and brand awareness, and increase in royalties paid by established franchises.

Franchise consulting and commissions	I	Increased sales of franchises.

Franchise training and expenses	I	An increase in the number Franchises sold increased attendance in training classes.
Salaries and payroll taxes	I	Increase in staff to support the growth of the business.
Advertising	I	Increased expenditures to grow the business.
Professional fees	I	Services required for international franchises and trademarking.
Office expense	I	Increased printing, office supplies, lego supplies and office expenses to support the growth of the Company.
Other general and administrative expenses	I	Growth of the Company.
Provision for income taxes	I	Income tax liabilities due to profits depleting prior net operating loss carryovers.

Liquidity and Capital Resources

Sources and (uses) of funds for the nine months ended June 30, 2014 and 2013 were as follows:

	Nine months ended June 30,
	2014	2013

Cash provided by operations	1,494,391	753,025
Purchase of property and equipment	(61,113)	(25,991)
Purchase of intangible assets	(10,000)	(67,800)
Sale of intangible assets	25,900	--
Repayment of loans	(38,576)	(23,500)

As of June 30, 2014 the Company’s operating cash requirements were approximately $450,000 per month.

The Company anticipates that its capital requirements for the twelve-month period ending June 30, 2015 will be as follows:

Franchise consulting, commissions, training and related expenses	$2,475,000
Salaries and payroll taxes	$1,135,000
Advertising	$850,000
Other operating expenses	$1,350,000

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

Contractual Obligations

The Company owns its corporate headquarters, but leases an additional office suite. The following table summarizes the Company’s contractual lease obligations as of June 30, 2014:

	2014	2015	2016	2017	2018	Total

Lease of office space	$6,975	$27,900	$27,900	$23,400	$17.100	$103,275

Notes Payable	$43,055	$50,000	$0	$0	$0	$93,055

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Outlook

The Company saw another year of significant growth in the sales of franchises in fiscal year 2013 expanding from 210 to 395 franchises sold with its two brands in operation, resulting in increased revenues from franchise fees, including international growth and exposure. That trend continued for the first nine months for the 2014 fiscal year setting a record in new sales revenues and adding an additional 581 BFKF and CI franchises, both domestic and internationally. In addition, with franchisees being in the system longer, there were significant increases in royalty fees.

As a result of this growth, the Company experienced a significant increase in liquidity and expects all of these trends to continue through this fiscal year.

By the end of the 2013 fiscal year, the Company had used all of its startup, tax net loss carryovers, and will be liable for income taxes on reported net income.

Other than as disclosed above, the Company does not know of any significant changes in revenues or expenses or the Company’s expected sources and uses of cash.

Critical Accounting Policies and Recent Accounting Pronouncements

See Note 1 to the Company’s financial statements included as part of this report for a discussion of the Company’s critical accounting policies and recent accounting pronouncements, the adoption of which may have a material effect on the Company’s financial statements.

Item 4. Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2014, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Discolosures

Not applicable.

Item 5. Other Information

None.

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

CREATIVE LEARNING CORPORATION

August 18, 2014	By:	/s/ Brian Pappas
Brian Pappas
Principal Executive, Financial and Accounting Officer