Form 10-K/A
period 2013-09-30
CREATIVE LEARNING Corp
filed 2014-10-09
CIK 1394638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 2 to the Creative Learning Corporation Annual Report on Form 10-K for the year ended September 30, 2013 reflects changes made to section 9A of the Report.

Except as described above, this amendment does not revise or restate the financial statements or other disclosures included in the 10-K report.  This amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update disclosures related to subsequent events.  Accordingly, this amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the 10-K report.

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

A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size and other factors of the territory, or territories being purchased.  The typical sized, domestic, single territory franchise fee is $17,500.  Internationally, franchise fees are set relative to the potential of the proposed territories, and can vary.  In the case of a Master Franchise, CI could receive a percentage of the price the Master Franchisee receives from  the sub-franchisees.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2013, the Company’s disclosure controls and procedures were not  effective since the Company’s internal control over financial reporting was not effective as of September 30, 2013.

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

Brian Pappas, the Company’s Principal Executive and Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

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

In July of 2013, the Company loaned $70,000 to AudioFlix, Inc., a related party entity.  The loan was personally guaranteed by Brian Pappas.  The loan bears interest at 6%, payable monthly and is due and payable on July 1, 2015. The unpaid balance of the loan is convertible prior to July 1, 2015 into unrestricted shares of the common stock of AudioFlix, Inc. at a price of $0.35 per share.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the  22nd day of  September 2014.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive Officer and a Director	September 22, 2014
Brian Pappas

/s/ Richard Nickelson	Principal Financial and Accounting Officer	September 30, 2014
Richard Nickelson

/s/ Michelle Cote	Director	September 22, 2014
Michelle Cote

/s/ Dan O’Donnell	Director	September 22, 2014
Dan O’Donnell