Form 10-K
period 2014-09-30
CREATIVE LEARNING Corp
filed 2015-01-14
CIK 1394638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): ☐Yes    ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2014, as quoted on the OTC Bulletin Board, was approximately $35,901,000.

As of December 29, 2014, the Registrant had 11,829,409 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “project,” “estimate,” “forecast” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ from current expectations expressed in these forward-looking statements, due to a variety of factors such as: foreign and domestic competitors; the ability to continue introducing our services in new areas; domestic and foreign governmental and public policy changes; protection and validity of patent and other intellectual rights; the successful integration of strategic concept offerings and acquisitions; and, the cyclical nature of the business and economic market. We undertake no duty to undated forward-looking statements.

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

BFKD was initially used to develop and test the brick and mortar model of the BRICKS 4 KIDZ® concept as a Corporate Creativity Center.

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

BFK Operations

BFK, which conducts business under the trade name, BRICKS 4 KIDZ®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks.

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

As of December 31, 2014 BFK had 617 franchises operating in 43 states, the District of Columbia, and 31 foreign countries, with three Corporate owned franchise territories.

BFK Franchise Program

BKF sells franchises both domestically and internationally. International sales can be single franchise or a Master Franchise, where the Master Franchisee operates a franchise, but is also able to develop, sell and manage sub-franchises.

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

International franchise fees vary and are set relative to the potential of the franchised territories. During the year ended September 30, 2014, BFK sold 11 Master Franchises at an average price of $121,000. In the case of a Master Franchise, BFK receives a percentage of the franchise fee paid to the Master Franchisee by any sub-franchisee.

Domestic and international franchisees are required to pay BFK a royalty fee of 7%. BFK also receives a percentage of royalty payments received by Master Franchisees from their sub-franchisees.

BFK administers a Marketing Fund for domestic and Canadian franchisees with the purpose of building national brand awareness. The Marketing Fund expenditures are funded with BFK collecting a 2% marketing fee from domestic and Canadian franchisees. These marketing fee and expenses are accounted for separately and are not reported as revenue or expenses for BFK.

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

CI sold the first franchise in May 2013 and as of December 15, 2014 CI had 36 franchises operating in 15 states and 2 foreign countries.

CI Franchise Program

CI sells franchises both domestically and internationally. International sales can be individual international franchises, or where warranted, they could be sold as Master License agreement where the Master Licensee can operate a franchise, but also develops, sells and manages sub-franchisees.

A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size and other factors of the territory, or territories being purchased. The typical size, domestic, single territory franchise fee is $17,500. Internationally, franchise fees are set relative to the potential of the proposed territories, and can vary. In the case of a Master Franchise, CI could receive a percentage of the price the Master Franchisee receives from the sub-franchisees.

Domestic and international franchisees are required to pay CI a royalty fee of 7%. CI also could receive a percentage of royalty payments received by Master licensees from their sub-franchisees.

CI administers a Marketing Fund for domestic and Canadian franchisees with the purpose of building national brand awareness. The Marketing Fund expenditures are funded with CI collecting a 2% marketing fee from domestic and Canadian franchisees. These marketing fee and expenses are accounted for separately and are not reported as revenue or expense for CI.

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

SF Operations

SF, known as Sew Fun, is just completing its development stage and will begin state required registrations. Franchises sold under this third franchise concept will operate brick and mortar businesses featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design. As of December 31, 2014, SF has not offered these franchises for sale and has not sold any franchises.

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

Numerous other states have laws regulating various facets of the relationship between the franchisee and franchisor. These “relationship laws” typically regulate the franchisor’s ability to terminate or refuse renewal of a franchise, contain provisions requiring that a franchisor have “good cause” before terminating or refusing to renew a franchise and may also address other issues such as the right of a deceased franchisee’s heirs to continue the franchise after the original investor’s death. Some laws require a franchisor to buy back excess inventory from the franchisee in the event of termination. Some state laws make it illegal for a franchisor to demand a general release from a franchisee as a condition of renewing or entering into a new agreement.

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

General

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents a two additional units.

As of December 29, 2014 the Company employed twenty-two persons on a full time basis.

The Company’s website is www.creativelearningcorp.com, and BKF’s, CI’s and SF’s websites are www.bricks4kidz.com, www.challenge-island.com, and www.sewfunstudios.com respectively. The information in these websites is not a part of this report.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents a two additional units.

ITEM 3. LEGAL PROCEEDINGS

The Company may be involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company purchased intellectual property to franchise a new sewing franchise concept. As of the date of this filing there has been no formal complaint filed against the Company by SFLLC, but managements has anticipated that there may be a complaint filed if settlement negotiations are not successful. SFLLC is seeking $614,000 for what it claims is the Company’s failure to sell Sew Fun Studios franchises in 2013 and 2014. The Company is seeking $804,000 against SF for the deceptive trade practices that the Company claims induced the Company to acquire SFLLC’s intellectual property.

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

Quarter Ending	High	Low
12/31/12	$0.75	$0.50
03/31/13	$0.85	$0.50
06/30/13	$0.65	$0.55
09/30/13	$1.95	$0.60

12/31/13	$1.90	$1.51
03/31/14	$1.81	$1.55
06/30/14	$3.04	$1.55
09/30/14	$2.70	$1.92

As of December 31, 2014, the Company had 11,829,409 outstanding shares of common stock and 138 shareholders of record.

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will ever be paid.

The Company’s Articles of Incorporation authorize its Board of Directors to issue up to 10,000,000 shares of preferred stock. The provisions in the Articles of Incorporation relating to the preferred stock allow the Company’s directors to issue preferred stock with multiple votes per share and dividend rights which would have priority over any dividends paid with respect to the holders of the Company’s common stock. The issuance of preferred stock with these rights may make the removal of management difficult even if the removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if these transactions are not favored by the Company’s management. As of September 30, 2014 there are no shares of preferred stock issued or outstanding.

On June 23, 2014, the Company agreed to issue 60,000 shares, over several quarters, of its common stock for payment relating to a commission incentive for Master Franchise sales. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times $2.46). This value was expensed as Commission Expense and set up as Accrued Liability. The first 20,000 shares were issued on July 29, 2014 with the respective $49,200 being charged to the Accrued Liability leaving a balance of $98,400.

The Company has relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale or issuance of the shares of its common stock. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of September 30, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
None	0	$0	0
Equity compensation plans not approved by security holders
Options	120,000	$1.15	0

Total	120,000		0

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “project,” “estimate,” “forecast” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ from current expectations expressed in these forward-looking statements, due to a variety of factors such as: foreign and domestic competitors; the ability to continue introducing our services in new areas; domestic and foreign governmental and public policy changes; protection and validity of patent and other intellectual rights; the successful integration of strategic concept offerings and acquisitions; and, the cyclical nature of the business and economic market. We undertake no duty to update forward-looking statements.

As of September 30, 2014 the Company’s liabilities consisted primarily of trade payables and the franchisee funded Marketing Fund. The Company collects 2% of the franchisee gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. The Marketing Fund liability is actually offset with the matching amount of cash in the Marketing Fund bank account.

Outlook

The Company saw another year of significant growth in the sales of franchises in fiscal year 2014, expanding from 395 to 618 franchises sold with its two brands in operation, resulting in increased revenues from franchise fees, including international growth and exposure. In addition, with franchisees being in the system longer, there were significant increases in royalty fees.

As a result of this growth, the Company experienced a significant increase in liquidity and expects all of these trends to continue into the next fiscal year.

Other than as disclosed above, the Company does not know of any:

•	Trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or

•	Significant changes in expected sources and use of cash.

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto contained in this report.

Results of Operations

Material changes of items in the Company’s Statement of Operations for the year ended September 30, 2014 as compared to the same period in the prior year are discussed below.

			Thousands
		Increase (I)	FYE	FYE	Amount	Amount
Item		Decrease (D)	09/30/14	09/30/13	(000's)%		Reason
Revenue	Franchise Fees	I	$5,787	$3,700	$2,087	56%	The Company sold 231 (BFK 210 and CI 21), domestic and international franchises in the fiscal year 2014, compared to 190 (BFK 175 and CI 15) in 2013. The average fee the Company received for the franchise in 2014, was approximately $25,500 compared to aproximately $19,500 in 2013. The slight increase in the average fee was due to the fact that during 2013 the Company sold multiple BKF franchises at a discount to the typical franchise fee of $25,900. The Company sold 11 Master Franchises during fiscal year 2014 at an average price of $121,000 versus 3 sales of Master Franchises in fiscal year 2013 at a anverage price of $82,000.

	Royalty Fees	I	$1,845	$996	$849	85%	Royalty fees increased by $849,000 in the fiscal year 2104 from 2013. The Company expects Royalty fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time each franchisee has been in the system. The Royalty fees for BFK is 7% of revenues with a minimum of $1,500 per quarter, with slight variations based on the territory. The Royalty fees for CI is 7% of revenues with a minimum of $900 per quarter, with slight variations based on the territory.

Expenses	Advertising	I	$917	$455	$462	102%	This reflects an increases by the Company in lead advertising as well as promotion in current and new franchise territories. Print material include: Delta Sky, Double Duty Divas, Franchise Catalog.

	Commissions and Consulting	I	$2,315	$1,723	$592	34%	The Company pays a commission of 25% of the franchisee fee for the sale of a new territory and 20% for subsequent sales to an individual. Commissions and Consulting increased as a result of the payments due on the successful establishment of a franchisee. With the 229 additional active territories in the current year that accounted for the 35% increase. The Company used outside consulting services to develop and design Franchise support materials including: Franchise operating and procedure manuals, Franchise presentation and promotional materials, development of an on-site training program for Franchisee training. This development program commenced and was front-loaded in Fiscal Year 2013. As the development was completed the expenses in Fiscal Year 2014 declined by $140,000.

	Franchisee Exp	I	$503	$272	$231	85%	This an increase in Franchisees Support, Lego Franchisee Kit Exp., Training, and Other. The Company participates with Franchisee's in local recuriting and with the additional number the support in this exprnse increased $91,000. In addition the Company had an increase in Lego Franchisee expenses for the FYE 9/30/14 of $108,000.

	Salaries/Wages	I	$1,105	$540	$565	105%	This reflects a dubbling of the staff from 11 to 22 employees. The areas that required increase to support the growth of Franchisee's was: Franchisee Support, Legal, Marketing, and Accounting.

	Professional Fees	I	$266	$98	$168	171%	The Company had an increase in Legal Fees of $110,000 assoicated with a more aggressive move into the international market. The balance of the increase is related to ongoing business activity.

	Office Expense	I	$295	$159	$136	86%	The Company experienced an increase in Office Expenses in supprt of the increase in business activity and double the size of the staff ovr the prior year.

	General and Administrative	I	$821	$389	$432	111%	The Company experienced an increase in General and Administrative expenses due to the additional leased facilities, additional travel to support franchisees and repair & maintenance for the facility.

The Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on the Company’s revenues or expenses.

Liquidity and Capital Resources

The Companies primary source of liquidity is from cash generated through operations. Cash funds are used for on-going operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2014 the Company purchased property and equipment totaling $118,812, and intangible property for $10,000. The Company used cash during the fiscal year ending September 30, 2014 to make payments on a legal settlement of $40,000 and repayment of a note of $26,632.

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

Contractual Obligations

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 103B, Office Space 2, located at 701 Market Street, St. Augustine, Florida. The contract period is beginning August 1, 2014 and ending July 31, 2017. The monthly rent is $950.00.

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period is beginning July 1, 2014 and ending June 15, 2019. The monthly rent is $1,425.00.

The Company entered into an agreement for the repurchase of territories in Nevada in December 2013, The agreement was a note with a total due of $95,000 with monthly payments of $5,000 beginning in January 2014. The balance on the note at September 30, 2014 is $55,000.

The following table summarizes the Company’s contractual obligations as of September 30, 2014:

	2015	2016	2017	2018	Total

Office Lease	$28,500	$28,500	$26,600	$17,100	$100,700
Legal Settlement	55,000	-0-	-0-	-0-	55,000

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, results of operations, liquidity or capital resources.

Critical Accounting Policies and Recent Accounting Pronouncements

Financial Instruments

The FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

Long-Lived Assets

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties and marketing fees are recognized as earned.

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

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation”which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

-	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
-	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
-	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
-	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of September 30, 2014.

 Income Taxes

The Company accounts for income taxes pursuant to ASC 740, Income Taxes. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Recent Accounting Pronouncements

 In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists(ASU 2013-11), to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the fiscal year ending September 30, 2014 the Company changed its outside audit company. The new audit firm is, Hartley Moore Accounting Corporation, Anaheim, CA. The prior audit firm was, Silberstein Unger, PLLC CPA’s and Business Advisors, Bingham Farms, MI.

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including the Company’s Principal Financial Officer and Principal Executive Officer, of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, management concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures my deteriorate.

Brian Pappas, the Company’s Principal Executive and Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2014 as a result, a material weakness primarily related to a lack of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States.  As a result of this material weakness the Company (i) did not record all payables which were due at year end, (ii) did not record the impairment of certain assets, and (iii) the Company improperly capitalized a refund of franchisee fees.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for smaller reporting filers such as us pursuant to applicable SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reports that occurred during the quarter ended September 30, 2014 that materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

Name	Age	Position

Brian Pappas	64	President, Principal Financial Officer, Principal Accounting Officer, Secretary and Director
Michelle Cote	47	Founder and a Director
Dan O’Donnell	47	Vice President of Operations and a Director
Richard Nickelson	62	Chief Financial Officer

Brian Pappas has been a Managing Member of BFK since its inception in May 2009 and became the Chief Executive Officer and a director of the parent company, Creative Learning Corporation when it acquired BFK in 2010. Mr. Pappas graduated from Colgate University in 1973 with a Bachelor of Arts degree in mathematics and music. Between 1981 and 1998 Brian Pappas owned and operated (with his brother Jeff), Together Development Corporation, which sold franchises under the trade name “Together Dating Service.” Mr. Pappas and his brother grew Together Development Corporation from 12 franchises to over 175 franchises which were located throughout the US, Canada, England, Netherlands and Germany. After Mr. Pappas sold Together Development Corporation in 1998 he opened Skater Paradise, Inc., which operated a chain of indoor skate parks in Massachusetts. After selling Skater Paradise, Inc. in 2004 Mr. Pappas, until April, 2009, provided consulting services, and in some instances acted as the franchise development director for Zen Massage Center, WeekDay Gourmet, Shape up Sisters, Digicom Specialties, The Online Outpost, and Auction-It-Today. Between 1981 and 1998 Mr. Pappas also co-owned and operated two advertising agencies, Cushing & Pappas and The Thought Process. In the spring of 2009, Mr. Pappas met with Michelle Cote, the founder of Bricks 4 Kidz®, and together they formed BFK in May 2009. Under Brian’s direction and leadership, the Company has grown to 590 franchises operating in the US and internationally, and is expanding with the acquisition of two additional concepts and brands, Challenge Island® and Sew Fun®.

Dan O’Donnell has been an officer and Vice President of Operations of CLC since April 15, 2010. Between October 2009 and his association with CLC, Mr. O’Donnell developed the Franchise Marketing Tool (FMT) for BFK, which is an essential component of the Bricks 4 Kidz® franchise model. The FMT has expanded with versions for each international franchise sold, as well as tailored to the two additional brands, Challenge Island® and Sew Fun®. Mr. O’Donnell attended the University of Pittsburgh at Titusville between August 1987 and May 1988 and Richard Bland College between August 1988 and May 1990. He began his career in 1994 when he developed and launched a computer education program for children called Computer Kids Unlimited in Pittsburgh. Between May 2000 and October 2009 Mr. O’Donnell was the Director of Franchise Operations for The Whole Child Learning Company, a franchisor of children’s educational services, where he was responsible for the oversight of all daily operational activities, franchisee training and ongoing franchisee support. In addition to him bringing the FMT to CLC, his success and experience in building, marketing and operating his own after school, education based program, as well as turning it into, and operating as a franchisor has been one of the foundations that has allowed CLC to grow quickly.

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

Richard Nickelson had been with the Company since February 20, 2012 and was appointed Chief Financial Officer of Creative Learning Corporation by the directors on September 5, 2014. His employment with the Company was ended in October, 2014. His final relationship with the Company is under review by our legal counsel. Prior to employment with the Company Richard was a Senior Accountant with Infinite Energy, Inc. a supplier of natural gas. Prior to that as Director of Business Development and Controller of Ellianos, LLC. A franchisor of drive-thru coffee shops.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Dan O'Donnel	25,000	-	-	15,000.00	12/31/15	-	-	-	-
Richard Nickelson	25,000	-	-	15,000.00	12/31/15	-	-	-	-
Dan O'Donnel	20,000	-	-	31,000.00	12/31/16	-	-	-	-
Richard Nickelson	20,000	-	-	31,000.00	12/31/16	-	-	-	-
	90,000	-	-	92,000.00		-	-	-	-

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

The directors and officers are in compliance with Section 16a, Electronic Reporting.All transactions relating to the stock of the Company are reported in the appropriate time frame.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s executive officers during the years ended September 30, 2014 and 2013.

				Stock	Option	All Other
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)	Total

Brian Pappas,	2014	$152,500	--	--	--	$289,061	$441,561
Principal Executive,	2013	$60,000	--	--	--	$248,127	$308,127
Financial and
Accounting Officer

Michelle Cote,	2014	$105,500	--	--	--	$244,000	$349,500
Founder	2013	$--	--	--	--	$137,000	$137,000

Dan O’Donnell,	2014	$152,500	--	--	$16,180	$83,000	$251,680
Vice President of	2013	$60,000	--	--	$3,306	$108,000	$171,306
Operations

Richard Nickelson	2014	$109,500	--	--	$16,180	-0-	$125,680

____________

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table, including consulting and commissions.

Long-Term Incentive Plans. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans.

Employee Pension, Profit Sharing or other Retirement Plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan.

Compensation of Directors During Year Ended September 30, 2014. The Company does not compensate its directors for acting as such.

Compensation Committee Interlocks and Insider Participation.

The Company’s directors act as its compensation committee. During the year ended September 30, 2014 each director participated in deliberations concerning executive officer compensation.

During the year ended September 30, 2014, none of the Company’s officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 31, 2014, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and officer and by all officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

			Percent of
	Shares		Outstanding
Name and Address	Owned		Shares

Brian Pappas	1,929,429	(1)	16.3%
701 Market St., Ste. 113
St. Augustine, FL 32095

Michele Cote	1,420,000	(2)	12.0%
701 Market St., Ste. 113
St. Augustine, FL 32095

Dan O'Donnell	280,000		2.4%
701 Market St., Ste. 113
St. Augustine, FL 32095

Richard Nickelson	45,000		0.4%
701 Market St., Ste. 113
St. Augustine, FL 32095

All officers and directors as a group, (4 persons)	3,674,429		31.1%

______________

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.

(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controller by Ms. Cote.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 2014 and 2013, the Company paid related parties (companies related by common control) for the following expenses:

	Commissions and Consulting
	Fiscal Years Ending
	September 30,	September 30,
Related Party	2014	2013
FranVentures, LLC	$289,061	$248,127
MC Logic, LLC	$244,000	$137,000
Leap Ahead Learning Company	$83,000	$108,000
	$616,061	$493,127

Fran Ventures, LLC is 100% owned by Brian Pappas, Principal Officer and Director of the Company. MC Logic, LLC is 100% owned by Michelle Cote a Director of the Company. Leap Ahead Leaning Company is 100% owned by Dan O’Donnell a Director of the Company.

In June of 2013, the Company issued 50,000 stock options (25,000 each to an officer/director and an employee) at an option price of $0.60 per share, with an expiration date of December 31, 2015, resulting in a $6,612 stock option expense to the Company using the Black Scholes model.

In July of 2013, the Company loaned $70,000 to AudioFlix, Inc., a related party entity. The loan was personally guaranteed by Brian Papas. The loan bears interest at 6%, payable monthly and is due and payable on July 1, 2015. The unpaid balance of the loan is convertible prior to July 1, 2015 into unrestricted shares of the common stoic of AudioFlix, Inc. at a price of $0.35 per share.

In February of 2014, the Company issued 70,000 stock options (20,000 each to two officers and 10,000 each to three employees) at an option price of $1.55 per share, with an expiration date of December 31, 2016, resulting in a $56,630 stock option expense to the Company using the Black Stoles model.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Silberstein Ungar PLLC served as the Company’s independent registered public accountant through the period ended March 31, 2014. Hartley Moore Accountancy Corporation served as the Company’s independent registered public accountant through the period beginning April 1, 2014 through FYE September 30, 2014.

Hartley Moore Accountants currently serve as the Company’s independent registered public accountants for the year ended September 30, 2014.

The following table shows the aggregate fees billed by Silberstein Ungar to the Company for the period shown.

Year Ended September 30, 2013

Audit Fees	$24,000
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--

 The following table shows the aggregate fees billed by Silberstein Ungar and Hartley Moore to the Company for the period shown.

Year Ended September 30, 2014

Audit Fees	$29,500
Audit-Related Fees	--
Tax Fees	--
All Other Fees	--

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports. Prior to contracting with Hartley Moore Accountants to render audit or non-audit services, each engagement was approved by the Company’s directors.

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

________________

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

Hartley Moore Accountancy Corporation

Phone (714) 627-2506

2400 E Katella Avenue, Suite 800

Anaheim, CA 92806

www.hmcpa.com

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation as of September 30, 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation as of September 30, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Hartley Moore Accountancy Corporation

Hartley Moore Accountancy Corporation

Anaheim, California

January 14, 2015

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 11, 2014

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheet

	September 30,	September 30,
	2014	2013
Assets
Current Assets:
Cash	$3,061,458	$2,004,947
Restricted Cash	180,009	—
Accounts receivable, less allowance for doubtful accounts of $41,000 and $10,000, respectively	303,122	310,150
Prepaid expenses	7,850	826
Other receivables - current portion	126,339	94,301
Income Tax Receivable	75,843	—
Deferred tax asset	48,723	1,058
Total Current Assets	3,803,344	2,411,282

Note receivable from related party	70,000	70,000
Other receivables - net of current portion	67,749	37,491
Property and equipment, net of accumulated depreciation of $98,238 and $60,073, respectively	322,659	294,863
Intangible assets	125,754	95,270
Deposits	11,425	15,000
Total Assets	$4,400,931	$2,923,906

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable:
Related parties	$-	$5,690
Third party	534,932	171,889
Payroll accruals	—	13,105
Unearned revenue	—	35,900
Accrued stock based compensation	98,400	—
Accrued marketing fund	180,009	100,754
Customer deposits	96,737	120,001
Income tax payable	—	13,131
Deferred tax liability	5,550	—
Notes payable:
Related parties	—	20,000
Other	2,225	3,560
Legal settlement	55,000	—
Total Current Liabilities	972,853	484,030
Notes payables - net of current portion	—	5,297
Long-term deferred tax liability	22,230	—
Total Liabilities	995,083	489,327
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 11,829,409 and 11,809,409 shares issued and outstanding, respectively	1,183	1,181
Additional paid-in capital	2,263,501	2,157,673
Retained earnings	1,141,164	275,725
Total Stockholders’ Equity	3,405,848	2,434,579
Total Liabilities and Stockholders’ Equity	$4,400,931	$2,923,906

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	For The Fiscal
	Years Ended
	Sept 30,	Sept 30,
	2014	2013
Revenues:
Initial franchise fees	$5,787,058	$3,700,221
Royalty fees	1,845,530	995,900
Corporate Creativity Center sales	78,218	124,598
	7,710,806	4,820,719
Operating expenses:
Franchise consulting and commissions:
Related parties	616,061	746,226
Other	1,698,359	976,776
Franchise training and expenses	502,661	272,125
Salaries and payroll taxes	1,104,738	539,982
Advertising	917,429	455,108
Professional fees	265,742	97,886
Office expense	295,039	158,964
Depreciation	39,915	30,267
Stock based compensation	56,630	108,280
General and administrative expenses	820,540	389,348
Total operating expenses	6,317,114	3,774,962
Income from operations	1,393,692	1,045,757
Other income (expense):
Interest (expense)	(455)	(4,882)
Gain on sale of intangible assets	18,335	—
Loss on disposal of property and equipment	(56,629)	—
Other income (expense)	61,563	(80,846)
Total other income (expense)	22,814	(85,728)
Income before provision for
income taxes	1,416,506	960,029
Provision for income taxes (Note 12)	551,067	12,073
Net Income	$865,439	$947,956
Net Income attributable to common stockholders per share
Basic	$0.07	$0.08
Weighted average number of common shares outstanding	11,812,861	11,675,102
Diluted	0.07	0.08
Weighted average number of common shares outstanding	11,870,018	11,678,873

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	Sep. 30,	Sep. 30,
	2014	2013
Cash flows from operating activities:
Net income	$865,439	$947,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,915	30,267
Change in allowance for doubtful accounts	31,000	11,036
Loss on disposal of property and equipment	56,629	—
Gain on sale of intangible assets	(18,335)	(7,553)
Stock based compensation	56,630	—
Stock based commission	147,600	—
Write-off of materials purchased with legal settlement	26,300	—
Write-off of Note Receivable	-	23,000
Compensation equity issuances	-	108,280
Changes in operating assets and liabilities:
Restricted cash	(79,255)	-
Accounts receivable	(23,972)	(125,703)
Prepaid expenses	(7,024)	9,890
Income tax receivable	(75,843)
Other receivables	(37,396)	(28,778)
Deposits	3,575	17,619
Deferred tax assets	(47,665)	(1,058)
Accounts payable - Related Parties	(5,690)	—
Accounts payable - Third Parties	358,269	(2,363)
Payroll accruals	(13,105)	—
Unearned revenue	(35,900)	—
Accrued liabilities	-	1,228
Accrued marketing funds	79,255	10,599
Deferred tax liability	27,780
Customer deposits	(23,264)	72,501
Income tax payable	(13,131)	13,131
Accrued expenses	-	35,900
Net cash provided by operating activities	1,311,812	1,115,952
Cash flows from investing activities:
Acquisition of property and equipment	(118,340)	(25,991)
Acquisition of intangibles	(10,000)	(56,800)
Cash proceeds received on sale of Intangible assets	40,425
Issuance of notes receivable - related party	-	(70,000)
Net cash (used in) investing activities	(87,915)	(152,791)
Cash flows from financing activities:
Repayment of notes payable - related parties	(20,000)
Repayment of notes payable	(6,632)	—
Payment of legal settlement	(40,000)	—
Net cash (used in) financing activities	(66,632)	—
Net change in cash	1,157,265	963,161
Cash, beginning of period less restricted cash of $100,754	1,904,193	1,041,786

Cash, end of period	$3,061,458	$2,004,947
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$533,031	$—
Interest	$455	$4,882
Supplemental non-cash investing and financing activities:
Intangible assets acquired with common stock issued	$—	$23,300
Intangible assets acquired in legal settlement	$62,700	$—
Intangible assets acquired by assumption of accounts payable	$4,774	$—
Intangible assets sold with notes receivables	$24,900	$—
Equipment acquired in legal settlement	$6,000
Materials acquired in legal settlement	$26,300	$—
Common stock issued to settle note payable	$—	20,000
Reclassification of prepaid expenses	$—	15,618

The accompanying notes are an intergral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total

Balance, October 1, 2012	11,556,075	1,155	$2,006,118	$(672,230)	$1,335,044

Stock issued as payment on notes payables	10,000	1	9,999	-	10,000
Stock issued as payment on notes payables	10,000	1	9,999		10,000
Stock issued for business acquisition	35,000	3	17,497	-	17,500
Stock issued for business acquisition	10,000	1	5,799		5,800
Compensatory stock issuances	35,000	3	20,998		21,001
Compensatory stock issuances	5,000	1	2,999		3,000
Replacement of prior shares issued erroneously	66,667	7	38,660		38,667
Adjustment to correct share counts	66,667	7	29,993		30,000
Stock options expense			6,613		6,613
Compensatory stock issuances	15,000	2	8,999		9,000
Net income for the year ended September 30, 2013	—	—	—	947,955	947,955
Balance, September 30, 2013	11,809,409	1,181	2,157,673	275,725	$2,434,579

Stock options expense			56,630		56,630
Compensatory stock issuances	20,000	2	49,198		49,200

Net income for the year ended September 30, 2014	—	—	—	865,439	865,439
Balance, September 30, 2014	11,829,409	1,183	$2,263,501	$1,141,164	$3,405,848

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2014 and 2013

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

The registration statements for BFK Development Company LLC, CI Franchise Company LLC, and Sew Fun Franchise Company LLC do not have a termination date associated with the Life of the Organizations. Each of the above listed LLC’s has a single member, controller 100% by the Company.

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

Basis of Presentation

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. The financial statements and notes are representation of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

-	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
-	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
-	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
-	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

 A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If we determine that we have operating power and the obligation to absorb losses or receive benefits, we consolidate the VIE as the primary beneficiary, and if not, we do not consolidate. The Company has not identified any VIEs as of September 30, 2014.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, depreciation of property and equipment, amortization of intangible assets, fair market value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2014 and 2013.The Company had cash of $3,061,458 and $1,904,193 as of September 30, 2014 and 2013, respectively.

The Company has restricted cash of $180,009 at September 30, 2014 and $100,754 at September 30, 2013 associated with a marketing funds collected from the franchisee’s. Per the franchise agreements a marketing fund of 2% of revenues is collected and held for promotion of the brand. (see note 6)

The Company has one operating account with Wells Fargo that exceed the $250,000 FDIC limit by $2,748,000. The Company is confident the asset is secure based upon our history with and the stability of the institution.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of September 30, 2014 and 2013 are adequate, but actual write-offs could exceed the recorded allowance. At September 30, 2014 and 2013, the Company’s allowance for doubtful accounts totaled $41,000, and $10,000, respectively. During the year ended September 30, 2014 and September 30, 2013 the value of accounts written-off to the reserve were approximately $12,000 and $0 respectively.

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

Website development costs

The Company recognized the costs associated with developing a website in accordance with ASC 350-50 “Website Development Cost”. The website development costs are divided into three stages, planning, development and production. The development stage can further be classified as application and infrastructure development, graphics development and content development. In short, website development cost for internal use should be capitalized except content input and data conversion costs in content development stage.

Costs associated with the website consist primarily of website development costs paid to third parties. These capitalized costs will be amortized based on their estimated useful life over three years upon the website becoming operational. All capitalized web development cost are captured in property and equipment.

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

The FASB Accounting Standards Codification (“ASC”) 825, Financial Instruments, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Long-Lived Assets

The Company’s long-lived assets consisted of property and equipment, and intangible assets are reviewed for impairment in accordance with the guidance of the FASB Topic ASC 360, Property, Plant, and Equipment, and FASB ASC Topic 205, Presentation of Financial Statements. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Through September 30, 2014, the Company had not experienced impairment losses on its long-lived assets. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties and marketing fees are recognized as earned.

As of September 30, 2014 and 2013 the Company had $0 and $35,900 respectively in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2014 and 2013 of approximately $920,000 and $445,000, respectively.

 Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2014 and September 30 2013, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2014 and September 30, 2013, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states.

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

Stock-based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, Compensation – Stock Compensation, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Recent accounting pronouncements

 In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists(ASU 2013-11), to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

(2) Related Party Transactions

During the years ended September 30, 2014 and 2013, the Company paid related parties (companies related by common control) for the following expenses:

	Commissions and Consulting
	Fiscal Years Ending
	September 30	September 30
Related Party	2014	2013
FranVentures, LLC	$289,061	$248,127
MC Logic, LLC	$244,000	$137,000
Leap Ahead Learning Company	$83,000	$108,000
	$616,061	$493,127

FranVentures, LLC is 100% owned by Brian Pappas, Principal Officer and Director of the Company. MC Logic, LLC is 100% owned by Michelle Cote a Director of the Company. Leap Ahead Leaning Company is 100% owned by Dan O’Donnell a Director of the Company.

In June of 2013, the Company issued 50,000 stock options (25,000 each to an officer/director and an employee) at an option price of $0.60 per share, with an expiration date of December 31, 2015, resulting in a $6,612 stock option expense to the Company using the Black Scholes model. See note 9.

In July of 2013, the Company loaned $70,000 to AudioFlix, Inc., a related party entity. The loan was personally guaranteed by Brian Papas. The loan bears interest at 6%, payable monthly and is due and payable on July 1, 2015. The unpaid balance of the loan is convertible prior to July 1, 2015 into unrestricted shares of the common stock of AudioFlix, Inc. at a price of $0.35 per share.

In February of 2014, the Company issued 70,000 stock options (20,000 each to two officers and 10,000 each to three employees) at an option price of $1.55 per share, with an expiration date of December 31, 2016, resulting in a $56,630 stock option expense to the Company using the Black Stoles model. See note 9.

(3) Property and Equipment

Property and equipment consisted of the following:

	Year End	Year End
	September 30,	September 30,
Description	2014	2013
Equipment	$44,930	$33,109
Furniture & Fixtures	75,351	57,654
Property Improvement	233,615	233,615
Software	30,558	30,558
Total Depreciable Assets	$384,454	$354,936
Accumulated Depreciation	(98,238)	(60,073)
NBV Fixed Assets	$286,216	$294,863
Work In Progress (1)	36,443	-
	$322,659	$294,863

___________

(1) This is website development and is expected to be completed June 2015 at total cost of $45,000.

Depreciation expense totaled $39,915 and $30,267, respectively, for the years ended September 30, 2014 and 2013.

(4) Intangible Assets

As of September 30, 2014, the Company had $125,754 of intangible assets, consisting of a second and a third franchise concept and trademarks for $25,250 and $23,300, respectively, under developing subsidiaries called CI Franchise Company LLC (Challenge Island) and Sew Fun Franchise Company LLC. Also included is a net change of $30,484 as the result of the repurchase of three BKF franchises and sale of one BKF franchises in Nevada, Texas, and Missouri.

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

Creative Learning Corporation
Intangible Asset Roll-forward

Balance October 1, 2012	46,720
Additions	48,550
Disposals	-
Balance September 30, 2013	95,270
Additions	77,474
Disposals	(46,990)
Balance September 30, 2014	125,754

(5) Notes and Other Receivables

In July of 2013, the Company issued a $70,000 loan to a related party company, personally guaranteed by the related party, at 6% interest, monthly interest only payments and fully due and payable by July 1, 2015. The Note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share. As of September 30, 2014 the $70,000, per the agreement is outstanding.

At September 30, 2014 and 2013 respectively, the Company held certain other receivables totaling $194,088 and $131,792 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits at September 30, 2014 of $22,729.

	2015	2016	Total
Payment schedules for Notes And Other Receivables	$126,339	$67,749	$194,088

(6) Accrued Marketing Fund

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

As of September 30, 2014 and 2013, the accrued marketing fund liability balances were $180,009 and $100,754 respectively.

(7) Notes Payable

Note dated September 2012

In September of 2012, the Company issued a non-interest bearing promissory note of $40,000 to a related party for consulting services payable by issuance of 40,000 shares of the Company’s common stock. As of September 30, 2014 and 2013, the remaining balance on this promissory note was $0 and $20,000, respectively. During the year ended September 30, 2013, payments of $20,000 were made with the issuance of common stock. During the year ended September 30, 2014, payments of $20,000 cash were made.

Deferred commission note payable

As of September 30, 2014 and September 30, 2013, the Company owed respectively $2,225 and $8,857 in deferred commission payments, non-interest bearing, payable in monthly payments, on deferred payment schedules related to extended payment terms of Franchise Fees.

(8) Common Stock Issuances

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

On June 23, 2014, the Company agreed to issue 60,000 shares, over several quarters, of its common stock for payment relating to a commissions earned for Master Franchise sales at such date. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times the fair value of $2.46 per share). The Company recorded the full fare value to Commission Expense and recorded a liability under accrued stock based compensation in the accompanying consolidated statement balance sheet. The first 20,000 shares were issued on July 29, 2014 with the respective $49,200 being re-classed to common stock and additional paid in capital with remaining balance of $98,400 recorded under accrued stock based compensation at September 30, 2014.

(9) Stock Options and Warrants

Employee stock options

The Company accounts for employee stock options under ASC 718, Compensation – Stock Compensation, whereby option costs are recorded based on the Black-Scholes option pricing model. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

On July 1, 2013, the Company issued 50,000 common stock purchase options (25,000 each to an employee and to an officer/director), allowing the holders to purchase one share of common stock per option, exercisable at $.60 per share with an expiration date of December 31, 2015. At September 30, 2014 these share options were still outstanding. The fair value of the option grants were estimated on the date of grant using the Black-Scholes option pricing model.

On February 3, 2014, the Company issued 70,000 common stock purchase options (20,000 each to two officers and 10,000 each to three employees) allowing the holders to purchase one share of common stock per option, exercisable at $1.55 per share with an expiration date of December 31, 2016. These options were fully vested on October 1, 2014. At September 30, 2014 these share options were still outstanding. The fair value of the options grants were estimated on the date of grant using the Black-Scholes option pricing model. The company incurred and recorded compensation expense of $56,630 for the year ended September 30, 2014 and $6,613 for the year ended September 30, 2013.

Description	Number of Shares	Weighted Average Exercise Price	Expiration Date	Aggregate Intrinsic Value
Outstanding October 1, 2012	-			-

Granted July 1, 2013	50,000	0.60	12/31/15	$-
Outstanding 09/30/2013	50,000	0.60		$-
Granted February 3, 2014	70,000	1.55	12/31/16	$-
Outstanding 09/30/2014	120,000	1.15		-
Exercisable at September 30, 2014	50,000
Expected to vest at September 30, 2014	120,000

The Company recognized stock compensation expense as follows:

	Year Ended	Year Ended
	September 30	September 30
	2014	2013
Stock Option Expense	$56,630	$6,613

No additional stock based compensation is to be recognized on these stock options.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2014	2013
Year Options were granted
Market value of stock on grant date	$1.55	$0.60
Risk-free interest rate	.30%	.61%
Dividend Yield	0%	0%
Volatility Factor	100%	36%
Weighted average expected life	2 years	2 years
Expected forfeiture rate	0%	0%

Fair value is generally based on independent sources such as quoted market prices or dealer price quotations. To the extent certain financial instruments trade infrequently or are non-marketable securities, they may not have readily determinable fair values. The Company estimated the fair value of the options using a Black Scholes option pricing model and available information that management deems most relevant. The stock price is the closing price of the Company’s stock on the valuation date; the risk free interest rate is based on the U.S. Government Securities rate for 2 year maturities on the date of issuance; the volatility is a statistical measure (standard deviation) of the tendency of the Company’s stock price to change over time; the exercise price is the price at which the Options can be purchased by exercising prior to its expiration; the dividend yield is not applicable due to the Company not intending to declare dividends; the contractual life is based on the average exercise period of the Options; and the fair market value is value of the options based on the Black Scholes model on the valuation date.

(10) Franchise Operations

The Company currently supports independently owned franchises located in 43 states, 9 Canadian provinces and 31 other countries. Following is a summary of the annual franchise activity:

	BFK Franchise Company LLC
	September 30
	2014	2013
Franchises in Operation - beginning of year	380	210
Franchises sold during the year	210	175
Franchises cancelled, terminated or repurchased during the year	(6)	(5)
Franchises in operation - end of year	584	380

	CI Franchise Company LLC
	September 30
	2014	2013
Franchises in Operation - beginning of year	15	-
Franchises sold during the year	21	15
Franchises cancelled, terminated or repurchased during the year	(2)	-
Franchises in operation - end of year	34	15

Franchises are required to pay the Company an initial franchise fee, royalty fees and a marketing fee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. A limited number of earlier agreements set the royalty fee at 5% if they opened a Creativity Center, but is not in the current agreements.

(11) Commitments and Contingencies

Lease Commitments

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 103B, Office Space 2, located at 701 Market Street, St. Augustine, Florida. The contract period is beginning August 1, 2014 and ending July 31, 2017. The monthly rent is $950.00.

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period is beginning July 1, 2014 and ending June 15, 2019. The monthly rent is $1,425.00.

The following table summarizes the Company’s contractual lease obligations as of September 30, 2014:

	2015	2016	2017	Total
Lease of office space	28,500	28,500	26,600	$83,600

Rent expense was $18,106 and $49,131, respectively, for the years ended September 30, 2014 and 2013.

Legal Settlement

On September 27, 2013, BFK Franchise Company LLC was named as a co-defendant in a Complaint filed by a Franchisee in Nevada who had purchased three existing Las Vegas territories from other Franchisees. In December of 2013, without any further legal process, BFK Franchise Company LLC entered into a settlement with the Nevada Franchisee to purchase the three Las Vegas territories for $95,000. At the end of the fiscal year September 30, 2014 the outstanding balance of the note was $55,000. This obligation will be satisfied during the next 11 months.

The Company may be involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company purchased intellectual property to franchise a new sewing franchise concept.  As of the date of this filing there has been no formal complaint filed against the Company by SFLLC, but managements has anticipated that there may be a complaint filed if settlement negotiations are not successful.  SFLLC is seeking $614,000 for what it claims is the Company’s failure to sell Sew Fun Studios franchises in 2013 and 2014.  The Company is seeking $804,000 against SF for the deceptive trade practices that the Company claims induced the Company to acquire SFLLC’s intellectual property. As of the date of issuance, the Company’s legal counsel believes an unfavorable outcome against the Company is unlikely. However, an estimated range of loss could be from $50,000 to $100,000. As of September 30, 2014, the Company has not accrued any amounts related to this matter.

(12) Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2014 and September 30, 2013, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2014 and September 30, 2013, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

The tax years subject to examination by major tax jurisdictions include the years 2010 and forward by the U.S. Internal Revenue Service, and the years 2009 and forward for various states.

	September 30,	September 30,
	2014	2013
Deferred tax assets:
Short-term	$48,723	$1,058
Long-term	-0-	-0-
Total deferred tax asset	$48,723	$1,058

Deferred tax liabilities:
Short-term	$(5,550)	$-0-
Long-term	(22,230)	-0-
Total deferred tax liabilities	$(27,780)	$-0-
Total deferred tax assets	48,723	1,058
Net deferred tax assets (liability)	$20,943	$1,058

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred assets and liabilities are as follows:

	September 30, 2014		September 30, 2013
	Temporary	Tax	Temporary	Tax
	Difference	Effect	Difference	Effect
Deferred tax assets:
Depreciation timing difference	$-0-	$-0-	$3,084	$1,058
Allowance for bad debt	41,000	16,195	-0-	-0-
Florida income tax	82,350	32,528	-0-	-0-

Total deferred tax asset	123,350	48,723	3,084	1,058

Deferred tax liabilities:
Depreciation timing difference	(70,329)	(27,780)	-0-	-0-
Total deferred liability	(70,329)	(27,780)	-0-	-0-

Net deferred tax asset	$53,021	$20,943	$3,084	$1,058

The Income Tax expense for September 30, 2014, reflects the taxes due with taxable income of $1,416,506.  The tax year ending September 30, 2013 included a $907,000 NOL Carryforward with taxable income for the year of $64,000.

A current Income Tax Receivable is due for September 30, 2014 from the Federal Government and Florida State.  This is the result of excess quarterly deposit made during the year.

The components of the provisions for income taxes for fiscal years 2014 and 2013 are as follows:

	2014	2013
Current:
Federal	$489,188	$10,884
State	82,822	2,247
Total current provision	572,010	13,131

Deferred:
Federal	(20,943)	(1,058)
State	-	-
Total deferred provision	(20,943)	(1,058)
Total provision	$551,067	$12,073

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of state income taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2014 and 2013:

	2014		2013
	Amount	%	Amount	%
Provision at statutory rates	$489,188	32.13%	$10,884	17.13%
State income tax, net of federal benefit	82,822	5.50%	2,247	3.54%
Other temporary items
Bad Debt	(16,195)	1.10%	-
Florida income tax	(32,528)	2.20%
Depreciation	27,780	1.90%	(1,058)	1.70%
Other permanent items
Total income tax provision	$551,067	36.23%	$12,073	19.00%

(13) Earnings Per Share

FASB ASC Topic 260, Earnings Per Share, requires a reconciliation of the numerator denominator of the basic and diluted earnings (loss) per share (EPS) computations.

Basic earnings per share are computed by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares are dilutive. Dilutive common stock equivalents at September 30, 2014 were stock options and stock to be issued under accrued stock based compensation. Dilutive common stock equivalents at September 30, 2013 were stock options.

The following table sets for the computation of basic and diluted net income (loss) per share:

	Year ended September 30

	2014	2013
Net income attributed to common stockholders	$865,439	$947,956
Basic weighted average outstanding shares of common stock	11,812,861	11,675,102
Dilutive effect of common stock equivalents (options of 50,252 and stock of 6,905) as of September 30, 2014.	57,157	3,771
Dilutive weighted average common stock equivalents	11,870,018	11,678,873
Net earnings per share of common stock Basic	$0.07	$0.08
Net earnings per share of common stock Diluted	$0.07	$0.08

(14) Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2013 through the date the accompanying consolidated financial statements were available to be issued. Other that those set out above, there have been no subsequent events after September 30, 2013 for which disclosure is required.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of January 2015.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial Accounting Officer and a Director	January 14, 2015
Brian Pappas

/s/ Michelle Cote	Director	January 14, 2015
Michelle Cote

/s/ Dan O’Donnell	Director	January 14, 2015
Dan O’Donnell

