Form 10-K/A
period 2014-09-30
CREATIVE LEARNING Corp
filed 2015-02-02
CIK 1394638

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

Documents Incorporated by Reference: None

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “2014 Form 10-K”) originally filed on January 14, 2015 (the “Original Filing”) by Creative Learning Corporation, a Delaware corporation (“Creative Learning,” the “Company,” “we,” or “us”). On January 14, 2015, the Company filed its Annual Report on Form 10-K for the year ended September 30, 2014, but mistakenly did not realize it did not have proper authority from its independent auditors to file the Annual Report. As a result, the Company deems the Original Filing to be non-compliant and is filing this First Amended Annual Report on Form 10-K/A with proper authorization to file from its independent auditors.

The following have been updated subsequent from the original files: 1. Item 3 – Legal Proceedings, 2. Item 7 – Management Discussion and Analysis of Financial Condition and Results of Operations, 3. Item 8 – Financial Statements and Supplementary Data , 4. Footnote 11 – Commitments and Contingencies – Legal, 5 . Footnote 12 – Income Tax, 6 . Footnote 13 – Earnings per Share, 7 . Footnote 14 – Subsequent Events, 8 . Consolidated Balance Sheet, 9 . Consolidated Statements of Income, 10 . Consolidated Statements of Cash Flow, and 1 1 . Consolidated Statements of Stockholders’ Equity.

Except as described above, no other changes have been made to the Original Filing.

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

ITEM 3. LEGAL PROCEEDINGS

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. On January 23, 2015 the Company and SFLLC entered into a settlement agreement in which the parties agreed to the following:

1.	As of January 1, 2015, all prior agreements between the parties are terminated and there is no further financial obligations between the parties.

2.	By February 22, 2015, the trademarks “Sew Fun Parties” and “Sewing Lounge” will be reassigned to SFLLC. The trademark “Sew Fun Studios” will be retained by the Company.

3.	No later than February 22, 2015, the Company will issue to the controlling person of SFLLC 85,000 shares of the Company’s common stock in satisfaction of all monetary claims.

4.

No later than February 22, 2015, the Company will cooperate in taking steps to remove all legends and/or restrictions on the right to sell the 35,000 shares of the Company’s common stock (issued in December 2012 to the controlling person of SFLLC), or the 85,000 shares of the Company’s common stock referred to above.

5.

By January 28, 2015, the Company will transfer the domain names “SEWFUNPARTIES.COM” and “SEWFUNPARTIES.NET” to SFLLC and will take reasonable steps to release the Facebook account “SEW FUN PARTIES AND MORE”.

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

On June 23, 2014, the Company agreed to issue 60,000 shares, over several quarters, of its common stock for payment relating to a commission incentive for Master Franchise sales. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times $2.46). This value was expensed as Commission Expense and set up as Accrued Liability. The first 20,000 shares were issued on July 29, 2014 with the respective $49,200 being charged to the Accrued Liability leaving a balance of $$98,400.

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

		Thousands
	Increase (I)	FYE	FYE	Amount	Amount
Item	Decrease (D)	09/30/14	09/30/13	(000's)%		Reason
Revenue Franchise Fees	I	$5,787	$3,700	$2,087	56%	The Company sold 231 (BFK 210 and CI 21), domestic and international franchises in the fiscal year 2014, compared to 190 (BFK 175 and CI 15) in 2013. The average fee the Company received for the franchise in 2014, was approximately $25,500 compared to approximately $19,500 in 2013. The slight increase in the average fee was due to the fact that during 2013 the Company sold multiple BKF franchises at a discount to the typical franchise fee of $25,900. The Company sold 11 Master Franchises during fiscal year 2014 at an average price of $121,000 versus 3 sales of Master Franchises in fiscal year 2013 at a average price of $82,000.

Royalty Fees	I	$1,845	$996	$849	85%	Royalty fees increased by $849,000 in the fiscal year 2104 from 2013. The Company expects Royalty fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time each franchisee has been in the system. The Royalty fees for BFK is 7% of revenues with a minimum of $1,500 per quarter, with slight variations based on the territory. The Royalty fees for CI is 7% of revenues with a minimum of $900 per quarter, with slight variations based on the territory.

Expenses Advertising	I	$917	$455	$462	102%	This reflects an increases by the Company in lead advertising as well as promotion in current and new franchise territories. Print material include: Delta Sky, Double Duty Divas, Franchise Catalog.

Commissions and Consulting	I	$2,315	$1,723	$592	34%	The Company pays a commission of 25% of the franchisee fee for the sale of a new territory and 20% for subsequent sales to an individual. Commissions and Consulting increased as a result of the payments due on the successful establishment of a franchisee. With the 229 additional active territories in the current year that accounted for the 35% increase. The Company used outside consulting services to develop and design Franchise support materials including: Franchise operating and procedure manuals, Franchise presentation and promotional materials, development of an on-site training program for Franchisee training. This development program commenced and was front-loaded in Fiscal Year 2013. As the development was completed the expenses in Fiscal Year 2014 declined by $140,000.

Franchisee Exp	I	$503	$272	$231	85%	This an increase in Franchisees Support, Lego Franchisee Kit Exp., Training, and Other. The Company participates with Franchisee's in local recruiting and with the additional number the support in this expense increased $91,000. In addition the Company had an increase in Lego Franchisee expenses for the FYE 9/30/14 of $108,000.

Salaries/Wages	I	$1,105	$540	$565	105%	This reflects a doubling of the staff from 11 to 22 employees. The areas that required increase to support the growth of Franchisee's was: Franchisee Support, Legal, Marketing, and Accounting.

Professional Fees	I	$266	$98	$168	171%	The Company had an increase in Legal Fees of $110,000 associated with a more aggressive move into the international market. The balance of the increase is related to ongoing business activity.

Office Expense	I	$295	$159	$136	86%	The Company experienced an increase in Office Expenses in support of the increase in business activity and double the size of the staff over the prior year.

General and Administrative	I	$821	$389	$432	111%	The Company experienced an increase in General and Administrative expenses due to the additional leased facilities, additional travel to support franchisees and repair & maintenance for the facility.

Other Expenses Legal Settlement	I	$106,250	$-	$106,250	100%	The Company entered into a settlement agreement with Sew Fun LLC (SFLLC) to terminate all financial obligations between the parties. The Company is to issue 85,000 shares of common stock to SFLLC as part of the agreement.

The Company does not know of any trends, events or uncertainties that have had, or are reasonably expected to have, a material impact on the Company’s revenues or expenses.

Liquidity and Capital Resources

The Companies primary source of liquidity is from cash generated through operations. Cash funds are used for on-going operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2014 the Company purchased property and equipment totaling approximately $119,000, and intangible property for $10,000. The Company used cash during the fiscal year ending September 30, 2014 to make payments on a legal settlement of $40,000 and repayment of a note of $26,632.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

OUTSTANDING EQUITY AWARDS AT YEAR ENDED SEPTEMBER 30, 2014

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Dan O'Donnel	25,000	-	-	15,000.00	12/31/15	-	-	-	-
Richard Nickelson	25,000	-	-	15,000.00	12/31/15	-	-	-	-
Dan O'Donnel	20,000	-	-	31,000.00	12/31/16	-	-	-	-
Richard Nickelson	20,000	-	-	31,000.00	12/31/16	-	-	-	-
	90,000	-	-	92,000.00		-	-	-	-

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation paid or accrued to the Company’s executive officers during the years ended September 30, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Brian Pappas,	2014	$152,500	--	--	--	$289,061	$441,561
Principal Executive, Financial and Accounting Officer	2013	$60,000	--	--	--	$248,127	$308,127

Michelle Cote,	2014	105,500	--	--	--	$244,000	$349,500
Founder	2013	--	--	--	--	$137,000	$137,000

Dan O’Donnell,	2014	$152,500	--	--	$16,180	$83,000	$251,680
Vice President of Operations	2013	$60,000	--	--	$3,306	$108,000	$171,306

Richard Nickelson	2014	$109,500	--	--	$16,180	-0-	$125,680

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)	All other compensation received that we could not properly report in any other column of the table, including consulting and commissions.

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

			Percent of
	Shares		Outstanding
Name and Address	Owned		Shares

Brian Pappas	1,929,429	(1)	16.3%
701 Market St., Ste. 113
St. Augustine, FL 32095

Michele Cote	1,420,000	(2)	12.0%
701 Market St., Ste. 113
St. Augustine, FL 32095

Dan O'Donnell	280,000		2.4%
701 Market St., Ste. 113
St. Augustine, FL 32095

Richard Nickelson	45,000		0.4%
701 Market St., Ste. 113
St. Augustine, FL 32095

All officers and directors as a group, 4 persons)	3,674,429		31.1%

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.
(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controller by Ms. Cote.

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

In February of 2014, the Company issued 70,000 stock options (20,000 each to two officers and 10,000 each to three employees) at an option price of $1.55 per share, with an expiration date of December 31, 2016, resulting in a $56,630 stock option expense to the Company using the Black Scholes model.

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

17981 Sky Park Circle, Suite H

Irvine, CA 92614

www.hmcpa.com

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation as of September 30, 2014, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Irvine, California

January 30, 2015

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 11, 2014, except as to Note 12, as to which the date is June 4, 2014

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheet

	September 30,	September 30,
	2014	2013
Assets
Current Assets:
Cash	$3,061,458	$2,004,947
Restricted Cash	180,009	—
Accounts receivable, less allowance for doubt fulaccounts of $41,000 and $10,000, respectively	303,122	310,150
Prepaid expenses	7,850	826
Other receivables - current portion	126,339	94,301
Income Tax Receivable	115,825	—
Deferred tax asset	48,723	1,058
Total Current Assets	3,843,326	2,411,282

Note receivable from related party	70,000	70,000
Other receivables - net of current portion	67,749	37,491
Property and equipment, net of accumulated depreciation of $98,238 and $60,073, respectively	322,659	294,863
Intangible assets	125,754	95,270
Deposits	11,425	15,000
Total Assets	$4,440,913	$2,923,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$-	$5,690
Third party	534,932	171,889
Payroll accruals	—	13,105
Unearned revenue	—	35,900
Accrued stock based compensation	98,400	—
Accrued marketing fund	180,009	100,754
Customer deposits	96,737	120,001
Income tax payable	—	13,131
Deferred tax liability	5,550	—
Notes payable:
Related parties	—	20,000
Other	2,225	3,560
Legal settlement	161,250	—
Total Current Liabilities	1,079,103	484,030
Notes payables - net of current portion	—	5,297
Long-term deferred tax liability	22,230	—
Total Liabilities	1,101,333	489,327
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;11,829,409 and 11,809,409 shares issued and outstanding, respectively	1,183	1,181
Additional paid-in capital	2,263,501	2,157,673
Retained earnings	1,074,896	275,725
Total Stockholders’ Equity	3,339,580	2,434,579
Total Liabilities and Stockholders’ Equity	$4,440,913	$2,923,906

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Income

	For The Fiscal
	Years Ended
	Sept 30,	Sept 30,
	2014	2013
Revenues:
Initial franchise fees	$5,787,058	$3,700,221
Royalty fees	1,845,530	995,900
Corporate Creativity Center sales	78,218	124,598
	7,710,806	4,820,719
Operating expenses:
Franchise consulting and commissions:
Related parties	616,061	746,226
Other	1,698,359	976,776
Franchise training and expenses	502,661	272,125
Salaries and payroll taxes	1,104,738	539,982
Advertising	917,429	455,108
Professional fees	265,742	97,886
Office expense	295,039	158,964
Depreciation	39,915	30,267
Stock based compensation	56,630	108,280
Other general and administrative expenses	820,540	389,348
Total operating expenses	6,317,114	3,774,962
Income from operations	1,393,692	1,045,757
Other income (expense):
Interest (expense)	(455)	(4,882)
Gain on sale of intangible assets	18,335	—
Loss on disposal of property and equipment	(56,629)	—
Legal settlement	(106,250)	—
Other income (expense)	61,563	(80,846)
Total other income (expense)	(83,436)	(85,728)
Income before provision for income taxes	1,310,256	960,029
Provision for income taxes (Note 12)	511,085	12,073
Net Income	$799,171	$947,956
Net Income attributable to common stockholders per share
Basic	$0.07	$0.08
Weighted average number of common shares outstanding	11,812,861	11,675,102
Diluted	0.07	0.08

Weighted average number of common shares outstanding	11,870,018	11,678,873

 The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	Sep. 30,	Sep. 30,
	2014	2013
Cash flows from operating activities:
Net income	$799,171	$947,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,915	30,267
Change in allowance for doubtful accounts	31,000	11,036
Loss on disposal of property and equipment	56,629	—
Gain on sale of intangible assets	(18,335)	(7,553)
Stock based compensation	56,630	—
Stock based commission	147,600	—
Write-off of materials purchased with legal settlement	26,300	—
Write-off of Note Receivable	-	23,000
Compensation equity issuances	-	108,280
Changes in operating assets and liabilities:
Restricted cash	(79,255)	-
Accounts receivable	(23,972)	(125,703)
Prepaid expenses	(7,024)	9,890
Income tax receivable	(115,825)
Other receivables	(37,396)	(28,778)
Deposits	3,575	17,619
Deferred tax assets	(47,665)	(1,058)
Accounts payable - Related Parties	(5,690)	—
Accounts payable - Third Parties	358,269	(2,363)
Payroll accruals	(13,105)	—
Unearned revenue	(35,900)	—
Accrued liabilities	-	1,228
Legal settlement	106,250	—
Accrued marketing funds	79,255	10,599
Deferred tax liability	27,780
Customer deposits	(23,264)	72,501
Income tax payable	(13,131)	13,131
Accrued expenses	-	35,900
Net cash provided by operating activities	1,311,812	1,115,952
Cash flows from investing activities:
Acquisition of property and equipment	(118,340)	(25,991)
Acquisition of intangibles	(10,000)	(56,800)
Cash proceeds received on sale of Intangible assets	40,425	—
Issuance of notes receivable - related party	-	(70,000)
Net cash (used in) investing activities	(87,915)	(152,791)
Cash flows from financing activities:
Repayment of notes payable - related parties	(20,000)
Repayment of notes payable	(6,632)	—
Payment of legal settlement	(40,000)	—
Net cash (used in) financing activities	(66,632)	—
Net change in cash	1,157,265	963,161
Cash, beginning of period less restricted cash of $100,754	1,904,193	1,041,786

Cash, end of period	$3,061,458	$2,004,947
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$533,031	$—
Interest	$455	$4,882
Supplemental non-cash investing and financing activities:
Intangible assets acquired with common stock issued	$—	$23,300
Intangible assets acquired in legal settlement	$62,700	$—
Intangible assets acquired by assumption of accounts payable	$4,774	$—
Intangible assets sold with notes receivables	$24,900	$—
Equipment acquired in legal settlement	$6,000
Materials acquired in legal settlement	$26,300	$—
Common stock issued to settle note payable	$—	20,000
Reclassification of prepaid expenses	$—	15,618

The accompanying notes are an intergral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity (Deficit)

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total

Balance, October 1, 2011	10,288,575	$1,029	$1,975,445	$(1,277,040)	$699,434

Stock issued under exchange agreement (Note 2)(Note 9)	1,260,000	126	(126)	-	0
Compensatory stock issuances (Note 9)	11,000	1	8,799	-	8,800
Cancellation of prior shares issued erroneously (Note 9)	(33,500)	(3)	3		—
Stock issued as payment for liabilities (Note 9)	5,000	0	3,750		3,750
Stock issued for busiess acquisition (Note 9)	25,000	2	18,248		18,250
Net income for the year ended September 30, 2012	—	—	—	604,810	604,810
Balance, September 30, 2012	11,556,075	$1,155	$2,006,118	$(672,230)	$1,335,044

Stock issued as payment on notes payables (Note 9)	10,000	1	9,999	-	10,000
Stock issued as payment on notes payables (Note 9)	10,000	1	9,999		10,000
Stock issued for business acquisition (Note 9)	35,000	3	17,497	-	17,500
Stock issued for business acquisition (Note 9)	10,000	1	5,799		5,800
Compensatory stock issuances (Note 9)	35,000	3	20,997		21,000
Compensatory stock issuances (Note 9)	5,000	1	2,999		3,000
Compensatory stock issuances (Note 9)	15,000	2	8,999		9,000
Replacement of prior shares issued erroneously (Note 9)	66,667	7	38,660		38,667
Adjustment to correct share counts (Note 9)	66,667	7	29,993		30,000
Stock options expense (Note 11)			6,613		6,613
Net income for the year ended September 30, 2013	—	—	—	947,955	947,955
Balance, September 30, 2013	11,809,409	$1,181	$2,157,673	$275,725	$2,434,579

Stock options expense (Note 11)			56,630		56,630
Compensatory stock issuances (Note 9)	20,000	2	49,198		49,200

Net income for the year ended September 30, 2014	—	—	—	799,171	799,171
Balance, September 30, 2014	11,829,409	$1,183	$2,263,501	$1,074,896	$3,339,580

 The accompanying notes are an intergral part of the consolidated financial statements

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

The registration statements for BFK Development Company LLC, CI Franchise Company LLC, and Sew Fun Franchise Company LLC do not have a termination date associated with the Life of the Organizations. Each of the above listed LLC’s has a single member, controlled 100% by the Company.

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

Variable Interest Entity

The Company follows the guidelines in FASB Codification of ASC 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE")” unless any one of four conditions exist:

•	The reporting entity, its related parties, or both participated significantly in the design or redesign of the legal entity;
•	The legal entity is designed so that substantially all of its activities involve or are conducted on behalf of the reporting entity and its related parties;
•	The reporting entity and its related parties provide more than half of the total of the equity, subordinated debt, and other forms of subordinated financial support to the legal entity; or
•	The activities of the legal entity are primarily related to the securitizations or other forms of asset-backed financings or single-lessee leasing arrangements.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2014 and 2013.The Company had cash of $3,061,458 and $2,004,947 as of September 30, 2014 and 2013, respectively.

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

Recent accounting pronouncements

 In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11), to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not believe the adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

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

(2) Related Party Transactions

During the years ended September 30, 2014 and 2013, the Company paid related parties (companies related by common control) for the following expenses:

	Commissions and Consulting
	Fiscal Years Ending
	September 30	September 30
	2014	2013
Related Party
FranVentures, LLC	$289,061	$248,127
MC Logic, LLC	$244,000	$137,000
Leap Ahead Learning Company	$83,000	$108,000
	$616,061	$493,127

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

(3) Property and Equipment

Property and equipment consisted of the following:

	Year End	Year End
	September 30,	September 30,
	2014	2013
Description
Equipment	$44,930	$33,109
Furniture & Fixtures	75,351	57,654
Property Improvement	233,615	233,615
Software	30,558	30,558
Total Depreciable Assets	$384,454	$354,936
Accumulated Depreciation	(98,238)	(60,073)
NBV Fixed Assets	$286,216	$294,863
Work In Progress (1)	36,443	-
	$322,659	$294,863

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

Description	Number of Shares	Weighted Average Exercise Price	Expiration Date	Aggregate Intrinsic Value
Outstanding October 1, 2012	-	-		-

Granted July 1, 2013	50,000	0.60	12/31/15	$-
Outstanding 09/30/2013	50,000	0.60		$-
Granted February 3, 2014	70,000	1.55	12/31/16	$-
Outstanding 09/30/2014	120,000	1.15		-
Exercisable at September 30, 2014	50,000
Expected to vest at September 30, 2014	120,000

The Company recognized stock compensation expense as follows:

	Year Ended	Year Ended
	September 30	September 30
	2014	2013
Stock Option Expense	$56,630	$6,613

No additional stock based compensation is to be recognized on these stock options.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

	2014		2013
Year Options were granted
Market value of stock on grant date		$1.55	$0.60
Risk-free interest rate		.30%	.61%
Dividend Yield		0%	0%
Volatility Factor		100%	36%
Weighted average expected life		2 years	2 years
Expected forfeiture rate	/	0%	0%

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

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. On January 23, 2015 the Company and SFLLC entered into a settlement agreement in which the parties agreed to the following:

1.	As of January 1, 2015, all prior agreements between the parties are terminated and there is no further financial obligations between the parties.

2.	By February 22, 2015, the trademarks “Sew Fun Parties” and “Sewing Lounge” will be reassigned to SFLLC. The trademark “Sew Fun Studios” will be retained by the Company.

3.	No later than February 22, 2015, the Company will issue to the controlling person of SFLLC 85,000 shares of the Company’s common stock in satisfaction of all monetary claims.

4.

No later than February 22, 2015, the Company will cooperate in taking steps to remove all legends and/or restrictions on the right to sell the 35,000 shares of the Company’s common stock (issued in December 2012 to the controlling person of SFLLC), or the 85,000 shares of the Company’s common stock referred to above.

5.

By January 28, 2015, the Company will transfer the domain names “SEWFUNPARTIES.COM” and “SEWFUNPARTIES.NET” to SFLLC and will take reasonable steps to release the Facebook account “SEW FUN PARTIES AND MORE”.

As the events related to this settlement were known as of September 30, 2014, pursuant to ASC Topic 855 – Subsequent Events, the Company has accrued the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under “Legal Settlement” in the accompanying b alance s heet at September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company’s common stock on the date of the settlement and is recorded under legal settlements in the accompanying state ment of income as of September 30, 2014 .

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

The Income Tax expense for September 30, 2014, reflects the taxes due with taxable income of approximately $1,332,000. The tax year ending September 30, 2013 included a $907,000 NOL Carryforward with taxable income for the year of $64,000.

A current Income Tax Receivable is due for September 30, 2014 from the Federal Government and Florida State. This is the result of excess quarterly deposit made during the year.

The components of the provisions for income taxes for fiscal years 2014 and 2013 are as follows:

	2014	2013
Current:
Federal	$459,964	$10,884
State	72,064	2,247
Total current provision	532,028	13,131

Deferred:
Federal	(20,943)	(1,058)
State	-	-
Total deferred provision	(20,943)	(1,058)
Total provision	$511,085	$12,073

The income tax provision differs from the amount which would result from the statutory federal income tax rate primarily as a result of state income taxes.

The income tax provision differs from that computed using the federal statutory rate applied to income before taxes as follows for fiscal years 2014 and 2013:

	2014		2013
	Amount	%	Amount	%
Provision at statutory rates	$459,964	35.10%	$10,884	17.13%
State income tax, net of federal benefit	72,064	5.50%	2,247	3.54%
Other temporary items
Bad Debt	(16,195)	-1.24%	-
Florida income tax	(32,528)	-2.48%
Depreciation	27,780	2.12%	(1,058)	1.70%
Other permanent items
Total income tax provision	$511,085	39.01%	$12,073	19.00%

NOTE 13 - EARNINGS PER SHARE

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

The following table sets for the computation of basic and diluted net income (loss) per share:

Net income attributed to common stockholders	$799,171	$947,956
Basic weighted average outstanding shares of common stock	11,812,861	11,675,102
Dilutive effect of common stock equivalents (options of 50,252 and stock of 6,905) as of September 30, 2014.	57,157	3,771
Dilutive weighted average common stock equivalents	11,870,018	11,678,873
Net earnings per share of common stock Basic	$0.07	$0.08
Net earnings per share of common stock Diluted	$0.07	$0.08

(14) Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2013 through the date the accompanying consolidated financial statements were available to be issued. Other that those set out above, there have been no subsequent events after September 30, 2014 for which disclosure is required.

On January 23, 2015 the Company entered a mediated settlement to satisfy all monetary claims between Sew Fun LLC (SF) and the Company.  See Note 11 – Commitments and Contingencies - Legal for additional disclosure.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of January 2015.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Principal Executive, Financial Accounting Officer and a Director	January 30, 2015
Brian Pappas

/s/ Michelle Cote	Director	January 30, 2015
Michelle Cote

/s/ Dan O’Donnell	Director	January 30, 2015
Dan O’Donnell

