Form 10-Q
period 2014-12-31
CREATIVE LEARNING Corp
filed 2015-02-17
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,894,409 shares of common stock as of February 10, 2015.

CREATIVE LEARNING CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended December 31, 2014

2

CREATIVE LEARNING CORPORATION

Consolidated Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated balance sheets	4
Consolidated statements of operation	5
Consolidated statements of cash flows	6
Notes to unaudited consolidated financial statements	7

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	December 31, 2014	September 30, 2014
Assets
Current Assets:
Cash	$2,775,973	$3,061,458
Restricted Cash	184,690	180,009
Accounts receivable, less allowance for doubtful accounts of $56,000 and $41,000, respectively	305,152	303,122
Prepaid expenses	20,339	7,850
Other receivables - current portion	125,093	126,339
Income Tax Receivable	127,325	115,825
Deferred tax asset	48,723	48,723
Total Current Assets	3,587,295	3,843,326

Note receivable from related party	68,600	70,000
Other receivables - net of current portion	92,155	67,749
Property and equipment, net of accumulated depreciation of $109,303 and $98,238, respectively	330,041	322,659
Intangible assets	170,754	125,754
Deposits	11,425	11,425
Total Assets	$4,260,270	$4,440,913
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$263,458	$534,932
Unearned revenue	123,600	—
Accrued stock based compensation	—	98,400
Accrued marketing fund	184,690	180,009
Customer deposits	57,465	96,737
Deferred tax liability	5,550	5,550
Notes payable	925	2,225
Legal settlement	141,250	161,250
Total Current Liabilities	776,938	1,079,103
Long-term deferred tax liability	22,230	22,230
Total Liabilities	799,168	1,101,333
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 11,894,409 and 11,829,409 shares issued and outstanding, respectively	1,189	1,183
Additional paid-in capital	2,406,895	2,263,501
Retained earnings	1,053,018	1,074,896
Total Stockholders’ Equity	3,461,102	3,339,580
Total Liabilities and Stockholders’ Equity	$4,260,270	$4,440,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	(Unaudited)
	For The Three Months Ended
	December 31,	December 31,
	2014	2013
Revenues:
Initial franchise fees	$668,156	$1,558,454
Royalties fees	554,859	300,652
Corporate Creativity Center Sales	283	14,640
	1,223,298	1,873,746

Operating expenses:
Franchise consulting and commissions:
Related parties	79,298	248,844
Other	307,679	315,391
Franchise training and expenses	103,217	97,519
Salaries and payroll taxes	318,838	193,384
Advertising	245,375	191,942
Professional fees	96,939	49,193
Office expense	33,238	91,582
Bad Debt expense	15,000	—
Depreciation	11,064	9,540
Other general and administrative expenses	46,307	202,330
Total operating expenses	1,256,955	1,399,725

Income from operations	(33,657)	474,021

Other income/(expense):
Interest income/(expense)	279	—
Other income (expense)	—	1,873
Total other income/(expense)	279	1,873

Income/(loss) before provision for income taxes	(33,378)	475,894

Provision for income taxes	(11,500)	179,079

Net Income (Loss)	$(21,878)	$296,815

Net income per share
Basic	(0.00)	0.03
Basic Weighted average number of common shares outstanding	11,857,833	11,809,409
Diluted	(0.00)	0.03
Diluted Weighted average number of common shares outstanding	11,857,833	11,842,711

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Quarter Ended Dec. 31, 2014	For the Fiscal Quarter Ended Dec. 31, 2013
Cash flows from operating activities:
Net income	$(21,878)	$296,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,064	9,540
Change in allowance for doubtful accounts	15,000	—
Loss on disposal of property and equipment	—	1,475
Materials purchased with notes payable		26,300
Changes in operating assets and liabilities:
Restricted cash	(4,681)	—
Accounts receivable	(17,030)	54,143
Prepaid expenses	(12,489)	(9,745)
Income tax receivable	(11,500)	—
Other receivables	(23,160)	1,514
Deposits	—	(4,000)
Accounts payable - Third Parties	(271,474)	74,453
Accrued liabilities	—	8,474
Unearned revenue	123,600	—
Accrued marketing funds	4,681	8,562
Customer deposits	(39,272)	(57,501)
Income tax payable	—	177,329
Net cash provided by operating activities	(247,139)	587,359
Cash flows from investing activities:
Acquisition of property and equipment	(18,446)	(2,437)
Payment received on note rceivable related party	1,400	—
Net cash (used in) investing activities	(17,046)	(2,437)
Cash flows from financing activities:
Repayment of notes payable - legal settlement	(20,000)	—
Repayment of notes payable	(1,300)	(764)
Net cash (used in) financing activities	(21,300)	(764)
Net change in cash	(285,485)	584,158
Cash, beginning of period	3,061,458	2,004,947
Cash, end of period	$2,775,973	$2,589,105
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(8,100)	$1,750
Supplemental non-cash investing and financing activities:
Issuance of common stock for acquisition of intangible assets	$45,000	$—
Issuance of common stock for accrued stock based compensation	$98,400	—
Intangible assets acquired with note payable	—	66,774
Equipment acquired with note payable	—	6,000
Material purchased with note payable	—	26,300

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

 (Unaudited)

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

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

Basis of Presentation

The following (a) condensed balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed financial statements as of December 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K amendment No. 1 filed with the SEC on February 2, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K/A have been omitted.

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

As of December 31, 2014, the Company had $123,600 in unearned revenue for franchise fees collected but for which franchisees had not completed training.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at December 31, 2014 and September 30, 2014. The Company had cash of $2,775,973 and $3,061,458 as of December 31, 2014 and September 30, 2014, respectively.

The Company has restricted cash of $184,690 at December 31, 2014 and $180,009 at September 30, 2014 associated with a marketing funds collected from the franchisee’s. Per the franchise agreements a marketing fund of 2% of revenues is collected and held for promotion of the brand.

The Company has one operating account with Wells Fargo that exceed the $250,000 FDIC limit by approximately $2,525,000. The Company is confident the asset is secure based upon our history with and the stability of the institution.

Related Party Disclosure

During the three months ended December 31, 2014 and 2013, the Company paid related parties (companies related by common control) for the following expenses:

	Three months ended December 31,
Related Party	2014	2013
FranVentures, LLC	$46,798	$102,026
MC Logic, LLC	$14,500	$35,500
Leap Ahead Learning Company	$18,000	$30,000
	$79,298	$167,526

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

Franchise Operations

The Company currently supports independently owned franchises located in 43 states, 9 Canadian provinces and 31 other countries. Following is a summary of the annual franchise activity:

	BFK Franchise Company LLC
	Three months ended December 31, 2014	Full year ended September 30, 2014

Franchises in Operation - beginning of year	584	380
Franchises sold during the year	27	210
Franchises cancelled, terminated or repurchased during the year	(3)	(6)
Franchises in operation - end of year	608	584

	CI Franchise Company LLC
	Three months ended December 31, 2014	Full year ended September 30, 2014

Franchises in Operation - beginning of year	34	15
Franchises sold during the year	5	21
Franchises cancelled, terminated or repurchased during the year	-	(2)
Franchises in operation - end of year	39	34
Total for CLC	647	618

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

As of December 31, 2014 and September 30, 2014, the accrued marketing fund liability balances were $184,690 and $180,009 respectively.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of December 31, 2014 of $56,000 is adequate, but actual write-offs could exceed the recorded allowance.

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

For the three months ended December 31, 2014 and 2013, the Company recorded a tax (benefit) provision of ($11,500) and $179,079 respectively on its pretax (loss)/income of (33,377) and $475,021 respectively.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states.

Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three month periods ended December 31, 2014 and 2013 were $245,375 and $191,942, respectively.

Notes and Other Receivables

In July of 2013, the Company issued a $70,000 loan to a related party company, personally guaranteed by the related party, at 6% interest, monthly interest only payments and fully due and payable by July 1, 2015. The Note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share. As of December 31, 2014 and September 30, 2014, $68,600 and $70,000, per the agreement is outstanding respectively.

At December 31, 2014 and September 30, 2014 respectively, the Company held certain other receivables totaling $217,248 and $194,088 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits at December 31, 2014 and September 30, 2014 of $24,238 and $22,729 respectively.

	2015	2016	Total
Payment schedules for Notes And Other Receivables	$125,093	$92,155	$217,248

Intangible Assets

As of December 31, 2014, the Company had $170,754 of intangible assets. On November 11, 2014 the Company issued 25,000 shares with a fair value of $45,000 to Kidsplorations LLC as part of the original purchase and sale of asset agreement dated September 14, 2012.

Balance September 30, 2014	$125,754
Additions	45,000
Disposals	-
Balance December 31, 2014	$170,754

On September 14, 2012, the Company signed an agreement for purchase and sale of assets with Challenge Island. The compensation in the agreement is in the form of CLCN common stock to be issued in 25,000 share increments at signing and then, over time, based upon the incremental sales of 25 new CI franchises up to a total of 175 new franchises or a total of 175,000 common shares. The initial issue was at the time of signing for 25,000 shares of CLCN common stock at a fair market value of $25,250. The first increment of 25,000 shares issue, based on 25 franchise sales, was on November 11, 2014 at a fair value of $45,000. In the future as each 25 new franchises are sold the Company will issue 25,000 shares of common stock of CLCN to be valued at the fair market value at the date of issue.

Accrued stock based compensation

On June 23, 2014, the Company agreed to issue 60,000 shares, over several quarters, of its common stock for payment relating to a commissions earned for Master Franchise sales at such date. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times the fair value of $2.46 per share). The Company recorded the full fare value to Commission Expense and originally recorded a liability under accrued stock based compensation in the accompanying consolidated statement balance sheet. The first 20,000 shares were issued on July 29, 2014 with the respective $49,200 being re-classed to common stock and additional paid in capital as of September 30, 2014. On November 25, 2014 the remaining 40,000 shares of common stock were issued with the remaining balance of $98,400 being re-classed to common stock and additional paid in capital as of December 31, 2014.

Employee stock options

The Company accounts for employee stock options under ASC 718, Compensation – Stock Compensation, whereby option costs are recorded based on the Black-Scholes option pricing model. Unless otherwise provided for, the Company covers option exercises by issuing new shares.

As of December 31, 2014 there were a total of 120,000 shares of stock options issued and outstanding. These stock options vested prior to the end of the fiscal year ended September 30, 2014 and the full expense was recorded during that year. For the quarter ended December 31, 2014 there was no stock based compensation expense. There were no stock options granted during the three month period ending December 31, 2014. There is no unamortized stock benefit compensation yet to be recorded for the period.

Description	Number of Shares	Weighted Average Exercise Price	Expiration Date	Aggregate Intrinsic Value
Outstanding 09/30/2014	120,000	1.15		$-
Granted during period	-	-		$-
Outstanding 12/31/2014	120,000	1.15		-
Exercisable at December 31, 2014	120,000

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

The Company’s potential dilutive securities for employee stock options for the three months ended December 31, 2014 and 2013 are 38,529 and 33,302, respectively. As the Company had a net loss for the period ending December 31, 2014, the potential dilutive securities were not included in the diluted earnings per share as such would have been anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended December 31, 2014	Three months ended December 31, 2013

Net income attributable to common stockholders	$(21,878)	$296,815

Basic weighted average outstanding shares of common stock	11,857,733	11,809,409

Net income per share of common stock, basic	$0.00	$0.03

Dilutive effect of common stock equivalents	-0-	33,302

Dilutive weighted average common stock equivalents	11,857,833	11,842,711

Net income per share of common stock, diluted	$0.00	$0.03

Stock Issuance

On November 11, 2014, the company issued 25,000 shares of CLCN common stock valued at $45,000 to Kidsplorations, LLC as part of the purchase of assets agreement for Challenger Island. This was based upon the threshold of selling 25 franchises.

On November 25, 2014, the Company issued 40,000 shares of CLCN common stock valued at $98,400 for accrued stock base commissions. The expense for these share was recorded in the fiscal year ended September 30, 2014. This completes the agreement.

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

The following table summarizes the Company’s contractual lease obligations as of September 30, 2014:

	2015	2016	2017	Total
Lease of office space	23,155	28,500	26,600	$83,600

Rent expense was $9,205 and $3,535, respectively, for the quarters ended December 31, 2014 and 2013.

Legal Settlement

On September 27, 2013, BFK Franchise Company LLC was named as a co-defendant in a Complaint filed by a Franchisee in Nevada who had purchased three existing Las Vegas territories from other Franchisees. In December of 2013, without any further legal process, BFK Franchise Company LLC entered into a settlement with the Nevada Franchisee to purchase the three Las Vegas territories for $95,000. At the end of the fiscal year September 30, 2014 the outstanding balance of the note was $55,000. During the three months ended December 31, 2014 payment of $20,000 were made leaving a balance due on the note of $35,000. This obligation will be satisfied during the next 7 months.

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

As the events related to this settlement were known as of December 31, 2014 and September 30, 2014, pursuant to ASC Topic 855 - Subsequent Events, the Company has accrued $106,250 which is the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under "Legal Settlement" in the accompanying balance sheet at December 31, 2014 and September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company's common stock on the date of the settlement.

Subsequent Events

On January 26, 2015 the Company's board of directors approved a plan pursuant to Securities and Exchange Commission Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market.

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

BFK sold its first franchise in September 2009 and as of December 31, 2014, BFK has sold 608 franchises, operating in 43 states, 9 Canadian provinces and 31 other countries.

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

As of December 31, 2014 CI has sold 39 franchises in the United States and in 1 foreign country.

On January 8, 2013 the Company formed Sew Fun Franchise Company LLC (“SF”) as a wholly owned subsidiary for the purpose of operating a third franchise concept known as Sew Fun. Sew Fun is a brick and mortar business featuring stores/studios located in strip malls and offering after-school classes, camps and birthday parties for children ages 8-13+, as well as adult classes, in fashion design.

The Company is in the process of registering SF Franchise Company LLC, (SF) with state franchising regulators, and as of December 31, 2014, no SF franchises had been sold. SF was issued a FIN on February 3, 2015.

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

Outlook

Demand remains very strong for Bricks 4 Kidz and Challenge Island - both for domestic and international franchises, including master franchises. The Company has several international master franchises in the pipeline and expects to close on them during the second quarter of 2015.

As of the date of this filing, the initial lead flow of prospective franchisees for Sew Fun Studios has also been strong. The Company projects to award, on average, 15-20 franchises per month among all three concepts through the end of its fiscal year. Furthermore, the royalty revenue continues to increase each month and the Company projects that this will continue through the end of the fiscal year and beyond.

The Company sold 28 fewer franchises during the first quarter of fiscal year 2015 compared to the same period of 2014. This is primarily a result of an unusually high number of international franchises and international master franchises sold in the first quarter of 2014. Master franchise fees are generally in the six-figure range and add significant revenue over the typical franchise fee. Furthermore, in October and November of 2014 the Company experienced a high demand for Bricks 4 Kidz franchise territories that had already been sold (and are currently being operated by franchisees) and therefore could not sell franchises in those territories. In December, the demand returned to a more normal level for territories not sold.

The following table represents the franchise activity for the periods ended December 31, 2014 and 2013:

Franchises Fee Activity	Three Months Ended
	December 31, 2014		December 31, 2013
Creative Learning Corporation	Franchises Sold	Average Fee	Franchises Sold	Average Fee
BFK Franchise Company LLC
US Frist Territories	13	$26,800	26	$26,200
US Second Territories	8	$9,500	22	$10,000
Total US	21		48

International First Territories	5	$26,800	7	$36,000
International Second Territories	1	$12,000	2	$14,000
Master FA Agreements	-	-	2	$180,000
Total International	6		11
Total BFKF	27		59

CI Franchise Company LLC
US Frist Territories	4	$16,000	1	$7,500
US Second Territories	1	$10,000	-	$-
Total US	5		1
Total CI	5		1
Total for CLC	32		60

Royalty Fees increased by $254,000 for the three months ending December 31, 2014 over the same period in 2013. Royalty fees for the three months ending December 31, 2014 and December 31, 2013 were, $554,859 and $300,652 respectively. Royalty Fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time franchisees have been in the system.

The following table represents the royalty fee activity for the periods ended December 31, 2014 and 2013:

Royalty Fee Activity	Three Months Ended
	December 31, 2014		December 31, 2013
Creative Learning Corporation	Royalty Fee Units	Average Fee	Royalty Fee Units	Average Fee
BFK Franchise Company LLC
Domestic	246	$1,850	155	$1,710
International	65	$1,325	32	$1,025
	311		187

CI Franchise Company LLC
Domestic	10	$1,060	5	$575
International	-		-	$-
	10		5

Total for CLC	321	$1,730	192	$1,560

Other material changes of items in the Company’s Statement of Operations for the three ended December 31, 2014, as compared period in 2013, are discussed below.

			3 Months Ending
		Increase (I)	12/31/14	12/31/13	Amount	Amount	First Qtr. 2015 v 2014
Item		Decrease (D)	(000's)	(000's)	(000's)%		Reason
Revenue	Franchise Fees	D	$668	$1,558	$(890)	-57%

The Company sold 28 fewer franchises during the first quarter of fiscal year 2015, compared to the same period of 2014. This is primarily a result of an unusually high number of international franchises and international master franchises sold in the first quarter of 2013. Master franchise fees are generally in the six-figure range and add significant revenue over the typical franchise fee. furthermore, in October and November of 2014 the Company experienced a high demand for Bricks 4 Kids franchise territories that had already been sold (and are currently being operated by franchisees) and therefore we could not sell franchises in those territories. In December, the demand returned to a more normal level for territories not sold.

	Royalty Fees	I	$555	$301	$254	84%

Royalty fees increased by $254,000 in the first quarter of 2015 compared to 2014. The Company expects Royalty fees will continue to grow with the increase in the number of franchisees. The Royalty fees for BFK is 7% of revenues with a minimum of $1,500 per quarter, with slight variations based on the territory. The Royalty fees for CI is 7% of revenues with a minimum of $900 per quarter, with slight variations based on the territory. For both BFKF and CI the number of franchises required to comply with the royalty fee agreements has increased and will continue to increase.

Expenses	Advertising	I	$245	$192	$53	28%

This reflects an increases by the Company in lead advertising with an increasing variety of publications as well as promotion in current and new franchise territories. Print material include: Delta Sky, Double Duty Divas, Franchise Catalog.

	Commissions and Consulting	D	$387	$564	$(177)	-31%

The Company pays a commission of 25% of the franchisee fee for the sale of a new territory and 20% commission for subsequent sales to an existing franchise. Commissions and Consulting decreased as a result of the payments due on the successful establishment of a new franchisee. With the reduction of 28 new franchises in the first quarter of 2015 versus the first quarter of 2014 the payments of commission and consulting were impacted.

	Salaries/Wages	I	$319	$193	$126	65%

This reflects the increase in staff levels beginning at 11 and increasing to a current level of 22 to support the growth in the number of franchises. The areas that required increase to support the growth of Franchisee's was: Franchisee Support, Legal, Marketing, and Accounting.

	Professional Fees	I	$97	$49	$48	98%	The increase in professional fees is for Legal Fees of approximately $50,000 associated with a more aggressive move into the international market.
	Other General and Administrative	D	$46	$202	$(156)	-77%

In the period ended December 31, 2013 the Company experienced an increase in Other General and Administrative expenses due to the leased training facilities that have been eliminated, additional travel and support for franchisees and upgrade and maintenance for the facility.

Liquidity and Capital Resources

Sources and (uses) of funds for the three months ended December 31, 2014 and 2013 were as follows:

	Three months ended December 31,
	2014	2013

Cash provided by (used in) operations	(247,139)	587,359
Cash used by investing activities	(17,046)	(2,437)

Cash used by investing activities	(21,300)	(764)

As of December 31, 2014 the Company’s operating cash requirements were approximately $500,000 per month.

The Company anticipates meeting its capital requirements for the twelve-month period ending September 30, 2015. The capital requirements will be as follows:

Franchise consulting, commissions, training and related expenses	$2,800,000
Salaries and payroll taxes	$1,150,000
Advertising	$950,000
Other operating expenses	$1,350,000

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

The following table summarizes the Company’s contractual lease obligations as of December 31, 2014:

	2015	2016	2017	Total
Lease of office space	23,155	28,500	26,600	$83,600

Rent expense was $9,205 and $13,546, respectively, for the three month periods ended December 31, 2014 and 2013.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

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

Item 4. Controls and Procedures.

(a) The Company maintains a system of controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (“1934 Act”), is recorded, processed, summarized and reported, within time periods specified in the SEC's rules and forms and to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act, is accumulated and communicated to the Company’s management, including its Principal Executive and Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2014, the Company’s Principal Executive and Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Principal Executive and Financial Officer concluded that the Company’s disclosure, controls and procedures were deficient and require continued improvements in policies and procedures to become effective.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

As the events related to this settlement were known as of December 31, 2014 and September 30, 2014, pursuant to ASC Topic 855 - Subsequent Events, the Company has accrued $106,250 which is the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under "Legal Settlement" in the accompanying balance sheet at December 31, 2014 and September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company's common stock on the date of the settlement.

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 11, 2014, the company issued 25,000 shares of CLCN common stock valued at $45,000 to Kidsplorations, LLC as part of the purchase of assets agreement for Challenger Island.

On November 25, 2014, the Company issued 40,000 shares of CLCN common stock valued at $98,400 for stock base commissions.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On January 26, 2015 the Company's board of directors approved a plan pursuant to Securities and Exchange Commission Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market.

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

CREATIVE LEARNING CORPORATION

Dated: February 17, 2015	By:	/s/ Brian Pappas
Brian Pappas
Principal Executive, Financial and Accounting Officer

