Form 10-K/A
period 2014-09-30
CREATIVE LEARNING Corp
filed 2015-03-31
CIK 1394638

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

Documents Incorporated by Reference: None

Explanatory Note

Creative Learning Corporation (“Creative Learning,” the “Company,” “we,” or “us”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended September 30, 2014, which was originally filed with the Securities and Exchange Commission on January 14, 2015 (the “Original Form 10-K”), as amended by Amendment No. 1 filed on February 2, 2015 (“Amendment No. 1”), for the purpose of restating its financial statements to disclose certain related party transactions, including a loan to an entity owned by one of the Company’s directors that was repaid. The restatement has no impact on the Company’s previously issued financial statements other than to add disclosure of the related party transactions. The restatement is more fully described in Note 14 to the financial statements contained in this Amendment No. 2. Disclosure of the related party transactions also appears in Item 13 of this Amendment No. 2.

In addition, the Company has expanded upon and revised certain disclosure appearing in the Original Form 10-K and Amendment No. 1. Specifically, the following items of the Original Form 10-K and Amendment No. 1 have been modified or revised in this Form 10-K/A to reflect the restatement and expanded disclosure:

•	Part I, Item 1 — Business;

•	Part II, Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities;

•	Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;

•	Part II, Item 8 — Financial Statements and Supplementary Data, including:

o	Footnote 2 — Related Party Transactions; and

o	Footnote 14 — Restatement and Additional Commitment Disclosures;

•	Part II, Item 9A — Controls and Procedures;

•	Part II, Item 9B — Other Information;

•	Part III, Item 10 — Directors, Executive Officers and Corporate Governance;

•	Part III, Item 11 — Executive Compensation;

•	Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;

•	Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence; and

•	Part IV, Item 15 — Exhibits and Financial Statement Schedules.

The Company’s principal executive officer and principal financial officer have also provided currently dated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 in connection with this Amendment No. 2.

This Amendment No. 2 sets forth the Form 10-K/A Amendment No. 1, as filed with the SEC on February 2, 2015, in its entirety. Except for disclosures affected by the restatement and other changes, this Amendment No. 2 speaks as of the filing date of the Form 10-K/A Amendment No. 1 and does not modify or update other disclosures in the Form 10-K/A Amendment No. 1, including the nature and character of such disclosures, to reflect events occurring or items discovered after the filing date of the Form 10-K/A Amendment No. 1.

- 2 -

CREATIVE LEARNING CORPORATION

FORM 10-K/A

(Second Amendment)

For the Fiscal Year Ended September 30, 2014

PART I

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “project,” “estimate,” “forecast” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ from current expectations expressed in these forward-looking statements, due to a variety of factors such as: foreign and domestic competitors; the ability to continue introducing our services in new areas; domestic and foreign governmental and public policy changes; protection and validity of patent and other intellectual rights; the successful integration of strategic concept offerings and acquisitions; and, the cyclical nature of the business and economic market. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no duty to undated forward-looking statements, except as required by law.

The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

ITEM 1. BUSINESS

BUSINESS

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz®, Challenge Island® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3-12+. Through a franchise business model that includes a proprietary curriculum and marketing strategies, plus a proprietary Franchise Marketing Tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of March 13, 2015, the Company had 642 active franchises and 29 active sub-franchises operating in 38 countries.

Company Background

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

At the time BFK was acquired, BFK had a 50% ownership in a company called BFK Development Company LLC (“BFKD”), and on October 3, 2010 BFK acquired the remaining 50% interest in BFKD. Immediately following the acquisition of the non-controlling interest, BFK transferred its 100% interest in BFKD to the Company.

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

BFK Operations

BFK, which conducts business under the trade name, BRICKS 4 KIDZ®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. BFK provides classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks. The Company provides training and corporate franchisee support to all franchisees and recognizes revenue from the sale of its franchises when all initial training, pursuant to the terms of the franchise agreements, are completed.

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

Pre-school classes. Classes can be held in pre-schools for children of pre-school ages. Recommended fees: $5-$7 per child.

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

As of March 13, 2015 BFK had 603 franchises and 29 sub-franchises operating in 41 states, the District of Columbia, Puerto Rico and 36 foreign countries, with five corporate owned franchise territories.

BFK Franchise Program

BKF sells franchises both domestically and internationally. International sales can be a single franchise or a Master Franchise, where the Master Franchisee operates a franchise, but is also able to develop, sell and manage sub-franchises. There are no Master licenses issued in the United States.

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

Domestic and international franchisees are required to pay BFK a royalty fee of 7%. BFK also receives a percentage of royalty payments received by Master Franchisees from their sub-franchisees. Franchisees are billed monthly for their 7% royalty payments due to the Company.

Franchisees are required to pay the Company a minimum royalty amount per each franchise territory they own. Billing of the minimum royalty amount to each franchisee takes place every 12 weeks and the minimum amount is calculated by comparing the amounts between the regular royalties billed for the prior 12 weeks to the 12 week minimum royalty payment due to the Company, per the franchise agreement. The 12 week minimum royalty payment due to the Company is $1,500 for the first franchise territory owned and $750 for the second franchise territory owned. The minimum amount due for the third franchise territory is $1,500 and the fourth franchise territory is $750. After the end of each 12 week period, franchisees are required to pay to the Company the amount, if any, by which the minimum royalty exceeds the sum of the royalties, paid over the 12 week period.

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

BFK Competition

Although BFK pioneered the Lego modeling based curriculum for after school programs, we know of at least two other companies franchising a model similar to that of Bricks 4 Kidz®, Engineering 4 Kids and Snapology. In addition, Play-Well Teknologies, with offices in San Anselmo and Pleasanton, California, offers after-school classes, camps and birthday parties using LEGO® bricks. Vision Education and Media offers after school classes using LEGO® bricks in its office in New York City, NY. In addition, several other small businesses around the country offer after-school classes and vacation camps using LEGO® bricks. These classes and camps are typically held in elementary schools, middle schools and community colleges.

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

CI sold the first franchise in May 2013 and as of March 13, 2015, CI had 39 franchises operating in 16 states, the District of Columbia, Puerto Rico and two foreign countries.

CI Franchise Program

CI sells franchises both domestically and internationally. International sales can be individual international franchises, or where warranted, they could be sold as Master License agreements where the Master Licensee can operate a franchise, but also develop, sell and manage sub-franchisees. There are no Master licenses issued in the United States.

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

Franchisees are required to pay the Company a minimum royalty amount per each franchise territory they own beginning six months after acquisition of the franchise. Billing of the minimum royalty amount to each franchisee takes place every 12 weeks and the minimum amount is calculated by comparing the amounts between the regular monthly royalties billed for the prior 12 weeks to the 12 week minimum royalty payment due to the Company, per the franchise agreement. The 12 week minimum royalty payment due to the Company is $900 for each franchise territory owned. After the end of each 12 week period, franchisees are required to pay to the Company the amount, if any, by which the minimum royalty exceeds the sum of the royalties, paid over the 12 week period.

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

CI Competition

We know of no companies franchising a model similar to that of Challenge Island®. However, in the after-school program market, there are many different concepts that vie for this time slot.

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

Franchising Process

Initial contact between a potential franchisee and the Company may result from a potential franchisee contacting the Company, either by phone or electronically. Potential franchisees may also be introduced to the Company by other parties, and the Company may pay commissions and consulting fees to such other parties, including to the Company’s directors, officers and employees and their family members. See Item 11, “Executive Compensation — Summary Compensation Table” and Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

After initial contact, one of the Company’s franchise consultants interviews each prospective franchisee (the “candidate”) to determine whether the candidate will be a good fit for the franchise. If the franchise consultant determines that the candidate may make a successful franchisee, the candidate submits a request for consideration (“RFC”). The Company’s Managing Director reviews the RFC and if the RFC is approved by the Managing Director, the franchise consultant continues the vetting process, which focuses on financial and other factors. The Company may seek to introduce the candidate to third party financing sources to cover franchising expenses. Any financing received by franchisees from third party financing sources are first paid to the franchisee, who then remits the franchise fee to the Company as payment for the franchise. If the Managing Director does not approve the RFC, the candidate is removed from the vetting process.

Upon receipt of the RFC, the candidate is emailed a pdf copy of the Company’s franchise disclosure document. The franchise consultant reviews the franchise disclosure document with the candidate and answers any questions concerning the franchise and the franchise agreement. The candidate is given a worksheet to complete that assists the candidate in understanding the franchise’s financial model. The Company does not provide projections of a franchise’s financial model or performance to prospective franchisees.

Assuming the candidate has cleared the initial vetting process and remains interested in operating one of the Company’s franchises, the candidate is invited to attend a “discovery day” held at the Company’s headquarters, or in some instances at another location, during which representatives of the Company and the candidate meet face to face. If the Company decides that the candidate is a good fit for the franchise and the candidate wants to move forward and become a franchisee, the parties execute a franchise agreement.

The Company will sell a franchise for a particular territory only when the Company believes that there is a reasonable chance for a franchise to succeed in that territory. If a franchisee is not successful, the Company may terminate the franchise agreement by providing notice to the franchisee or repurchasing the franchise from the franchisee. Until the Company provides a notice of termination or repurchases the franchise, the Company considers the franchise to be active. During fiscal 2014, the attrition rate for active franchises was approximately two percent.

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

In these so called “registration states”, state regulatory agencies review the franchisor’s registration application, the franchise disclosure document, the proposed franchise agreement and any other agreements franchisees must sign. State regulators also review the financial condition of the franchisor, the background of the franchisor’s executives and sales agents and provisions regarding the rights and remedies of the franchisor and the franchisee as provided in the franchise agreement. These state agencies can deny registration if they believe that the sale of the franchise would be deceptive in any way.

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

Individuals cannot sue a franchisor for a violation of the FTC Franchise Rule. However, most of the “registration states” grant a private right of action for violation of the state statue and have remedies that typically include damages, rescission of the franchise agreement and attorneys’ fees.

General

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents two additional units.

As of December 29, 2014 the Company employed twenty-two persons on a full time basis.

The Company’s website is www.creativelearningcorp.com, and BKF’s, CI’s and SF’s websites are www.bricks4kidz.com, www.challenge-island.com, and www.sewfunstudios.com respectively. The information in these websites is not a part of this report.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents two additional units.

ITEM 3. LEGAL PROCEEDINGS

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. On January 23, 2015 the Company and SFLLC entered into a settlement agreement in which the parties agreed to the following:

1.	As of January 1, 2015, all prior agreements between the parties are terminated and there are no further financial obligations between the parties.

2.	By February 22, 2015, the trademarks “Sew Fun Parties” and “Sewing Lounge” will be reassigned to SFLLC. The trademark “Sew Fun Studios” will be retained by the Company.

3.	No later than February 22, 2015, the Company will issue to the controlling person of SFLLC 85,000 shares of the Company’s common stock in satisfaction of all monetary claims.

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

PART II

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

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will be paid in the foreseeable future.

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

On June 23, 2014, the Company agreed to issue 60,000 shares of its common stock over several quarters for payment relating to a commission incentive for Master Franchise sales. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times $2.46). This value was expensed as Commission Expense and set up as Accrued Liability. The first 20,000 shares were issued on July 29, 2014 with the respective $49,200 being charged to the Accrued Liability leaving a balance of $98,400.

The Company has relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the sale or issuance of the shares of its common stock. The persons who acquired these securities were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing these securities bear a restricted legend providing that they cannot be sold unless pursuant to an effective registration statement or an exemption from registration.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and the other parts of this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “project,” “estimate,” “forecast” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ from current expectations expressed in these forward-looking statements, due to a variety of factors such as: foreign and domestic competitors; the ability to continue introducing our services in new areas; domestic and foreign governmental and public policy changes; protection and validity of patent and other intellectual rights; the successful integration of strategic concept offerings and acquisitions; and, the cyclical nature of the business and economic market. We undertake no duty to update forward-looking statements, except as required by law.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K/A. All information presented herein is based on the Company’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

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

			Thousands
Item		Increase (I)Decrease (D)	FYE 09/30/14	FYE 09/30/13	Amount (000's)	Amount %	Reason
Revenue	Franchise Fees	I	$5,787	$3,700	$2,087	56%	The Company sold 231 (BFK 210 and CI 21), domestic and international franchises in the fiscal year 2014, compared to 190 (BFK 175 and CI 15) in 2013. The average fee the Company received for the franchise in 2014, was approximately $25,500 compared to approximately $19,500 in 2013. The slight increase in the average fee was due to the fact that during 2013 the Company sold multiple BKF franchises at a discount to the typical franchise fee of $25,900. The Company sold 11 Master Franchises during fiscal year 2014 at an average price of $121,000 versus 3 sales of Master Franchises in fiscal year 2013 at a average price of $82,000.

	Royalty Fees	I	$1,845	$996	$849	85%	Royalty fees increased by $849,000 in the fiscal year 2104 from 2013. The Company expects Royalty fees will continue to grow with the increase in the number of franchisees and the increase in the amount of time each franchisee has been in the system. The Royalty fees for BFK is 7% of revenues with a minimum of $1,500 per quarter, with slight variations based on the territory. The Royalty fees for CI is 7% of revenues with a minimum of $900 per quarter, with slight variations based on the territory.

Expenses	Advertising	I	$917	$455	$462	102%	This reflects an increases by the Company in lead advertising as well as promotion in current and new franchise territories. Print material include: Delta Sky, Double Duty Divas, Franchise Catalog.

	Commissions and Consulting	I	$2,315	$1,723	$592	34%	The Company pays a commission of 25% of the franchisee fee for the sale of a new territory and 20% for subsequent sales to an individual. Commissions and Consulting increased as a result of the payments due on the successful establishment of a franchisee. With the 229 additional active territories in the current year that accounted for the 35% increase. The Company used outside consulting services to develop and design Franchise support materials including: Franchise operating and procedure manuals, Franchise presentation and promotional materials, development of an on-site training program for Franchisee training. This development program commenced and was front-loaded in Fiscal Year 2013. As the development was completed the expenses in Fiscal Year 2014 declined by $140,000.

	Franchisee Exp	I	$503	$272	$231	85%	This an increase in Franchisees Support, Lego Franchisee Kit Exp., Training, and Other. The Company participates with Franchisee's in local recruiting and with the additional number the support in this expense increased $91,000. In addition the Company had an increase in Lego Franchisee expenses for the FYE 9/30/14 of $108,000.

	Salaries/Wages	I	$1,105	$540	$565	105%	This reflects a doubling of the staff from 11 to 22 employees. The areas that required increase to support the growth of Franchisee's was: Franchisee Support, Legal, Marketing, and Accounting.

	Professional Fees	I	$266	$98	$168	171%	The Company had an increase in Legal Fees of $110,000 associated with a more aggressive move into the international market. The balance of the increase is related to ongoing business activity.

	Office Expense	I	$295	$159	$136	86%	The Company experienced an increase in Office Expenses in support of the increase in business activity and double the size of the staff over the prior year.

	General and Administrative	I	$821	$389	$432	111%	The Company experienced an increase in General and Administrative expenses due to the additional leased facilities, additional travel to support franchisees and repair & maintenance for the facility.

Other Expenses	Legal Settlement	I	$106,250	$-	$106,250	100%	The Company entered into a settlement agreement with Sew Fun LLC (SFLLC) to terminate all financial obligations between the parties. The Company is to issue 85,000 shares of common stock to SFLLC as part of the agreement.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. Cash funds are used for on-going operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2014, the Company purchased property and equipment totaling approximately $119,000 and intangible property for $10,000. The Company used cash during the fiscal year ending September 30, 2014 to make payments on a legal settlement of $40,000 and repayment of a note of $26,632.

The Company experienced significant growth in the sales of franchises in fiscal 2014, and as a result of this growth, the Company had a significant increase in liquidity and expects this trend to continue into the next fiscal year.

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

Other than as disclosed above, the Company does not know of any (i) trends, demands, commitments, events or uncertainties that will result in, or that are reasonably likely to result in, any material increase or decrease in liquidity; or (ii) significant changes in expected sources and use of cash.

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

The Company entered into an agreement for the repurchase of territories in Nevada in December 2013. This repurchase agreement consisted of a note payable with a total due of $95,000 with monthly payments of $5,000 beginning in January 2014. The balance on the note at September 30, 2014 is $55,000.

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

Related Party Transactions

Refer to Part III, Item 13 of this Form 10-K/A for disclosure regarding certain related party transactions, including a loan to an entity owned by one of the Company’s directors.

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

ITEM 9A. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, because of the material weakness in the Company’s internal control over financial reporting described below and the failure to disclose in filings with the SEC from 2010 to 2013 that Brian Pappas, the Chief Executive Officer and a director of the Company, filed for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in October 2003 and was granted a discharge of indebtedness in January 2004, the Company’s disclosure controls and procedures were not effective as of September 30, 2014.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

(i)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures my deteriorate.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2014 as a result of a material weakness primarily related to a lack of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States. As a result of this material weakness the Company (i) did not record all payables which were due at year end, (ii) did not record the impairment of certain assets, (iii) improperly capitalized a refund of franchisee fees and (iv) did not properly disclose certain related party transactions, including a loan to an entity owned by one of the Company’s directors, in the financial statements and notes thereto in the Original Form 10-K and Amendment No. 1 thereto.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and other deficiencies and enhance the Company’s internal control over financial reporting, the Company increased its technical accounting expertise by engaging an outside accountant with public company reporting experience to assist with the Company’s technical accounting issues beginning in January 2015.

Management also believes that the appointment of one or more independent directors, including directors with requisite financial experience to serve on an audit committee, would remedy the lack of a functioning audit committee and the lack of a majority of outside directors on our Board of Directors. The Company is currently in discussions with potential independent directors to join the Board and an audit committee of the Board.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm as such attestation is not required for smaller reporting filers such as us pursuant to applicable SEC rules.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 18, 2015, the Company determined that Rick Alder, the Company’s Controller, will fulfill the role of principal financial and accounting officer for the Company. Information concerning Mr. Alder is set forth below under Part III, Item 10, “Directors, Executive Officers and Corporate Governance.” Mr. Alder will continue to hold the title of Controller. The Company and Mr. Alder did not enter into any employment or award agreements in connection with Mr. Alder’s assumption of the role of principal financial and accounting officer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company’s executive officers and directors are listed below. Directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting or until their successors are elected and qualified. Executive officers are elected by directors and serve at their discretion.

Name	Age	Position
Brian Pappas	64	Chief Executive Officer and a Director
Michelle Cote	47	Founder and a Director
Dan O’Donnell	47	Vice President of Operations and a Director
Rick Alder	65	Controller

Brian Pappas has been a Managing Member of BFK since its inception in May 2009 and became the Chief Executive Officer and a director of the parent company, Creative Learning Corporation when it acquired BFK in 2010. Mr. Pappas graduated from Colgate University in 1973 with a Bachelor of Arts degree in mathematics and music. Between 1981 and 1998 Brian Pappas owned and operated (with his brother Jeff), Together Development Corporation, which sold franchises under the trade name “Together Dating Service.” Mr. Pappas and his brother grew Together Development Corporation from 12 franchises to over 175 franchises which were located throughout the US, Canada, England, Netherlands and Germany. After Mr. Pappas sold Together Development Corporation in 1998 he opened Skater Paradise, Inc., which operated a chain of indoor skate parks in Massachusetts. After selling Skater Paradise, Inc. in 2004 Mr. Pappas, until April, 2009, provided consulting services, and in some instances acted as the franchise development director for Zen Massage Center, WeekDay Gourmet, Shape up Sisters, Digicom Specialties, The Online Outpost, and Auction-It-Today. Between 1981 and 1998 Mr. Pappas also co-owned and operated two advertising agencies, Cushing & Pappas and The Thought Process. In the spring of 2009, Mr. Pappas met with Michelle Cote, the founder of Bricks 4 Kidz®, and together they formed BFK in May 2009. Under Brian’s direction and leadership, the Company has grown to 603 franchises and 29 sub-franchises operating in the US and internationally as of March 13, 2015, and is expanding with the acquisition of two additional concepts and brands, Challenge Island® and Sew Fun®.

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

Rick Alder has served as the Company’s Controller since November 2014. Mr. Alder previously served as a consultant in financial reporting from July 2014 to October 2014 for DayMark Financial, LLC, and a consultant controller for Keystone Industries, LLC from September 2013 to June 2014. From April 2013 to August 2013, Mr. Alder served as a consultant to Positronic Global Connector Solutions, and from October 2012 to April 2013, Mr. Alder served as a consultant to SMG – Savor Jacksonville. Mr. Alder also served as a financial analyst for JP Morgan Chase from January 2012 to June 2012, and in the internal audit unit (special projects) in the Office of the Sheriff, Consolidated City of Jacksonville, from May 2011 to October 2011.

Board Structure

The Company does not have a compensation committee. The Company’s directors serve as its audit committee.

The Company’s directors are not independent directors as that term is defined in section 803 of the listing standards of the NYSE MKT. No director is a “financial expert” as that term is defined in the regulations of the Securities and Exchange Commission.

Code of Ethics

The Company, subsequent to the date of filing of Amendment No. 1 to the Original Form 10-K, adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K/A and incorporated by reference herein.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. Based solely upon a review of the copies of such reports furnished to the Company, and on written representations from the reporting persons, the Company believes that all required reports were filed on time with the SEC during fiscal 2014.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued to the Company’s named executive officers during the years ended September 30, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Brian Pappas,	2014	117,500	35,000	--	--	305,989	458,489
Chief Executive Officer	2013	60,000	--	--	--	248,127	308,127

Michelle Cote,	2014	70,500	35,000	--	--	101,620	207,120
Founder	2013	--	--	--	--	137,000	137,000

Dan O’Donnell,	2014	117,500	35,000	--	16,180	85,300	253,980
Vice President of Operations	2013	60,000	--	--	3,306	108,000	171,306

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)

All other compensation: In January 2014 the Company established a 401(k) plan and instituted a dollar for dollar Company match of employee contributions, up to 4% of employee wages.  During the fiscal year ended September 30, 2014 the Company contributed $5,300 to the 401(k) account of Mr. Pappas; $2,620 to the 401(k) account of Ms. Cote; and, $5,300 to the 401(k) account of Mr. O’Donnell. In addition, each of the named executive officers also receives commissions and consulting fees indirectly through entities controlled by such named executive officers, which entities have been established for tax and liability purposes. The Company has determined that such commissions and fees align the interests of the named executive officers with the interests of the Company and its stockholders by incentivizing the named executive officers to increase the number of franchises or, in the case of Mr. O’Donnell, continue providing services to the Company. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.” Approximately 65.6%, 47.8% and 31.5% of 2014 compensation for each of Mr. Pappas, Ms. Cote and Mr. O’Donnell, respectively, represents commissions and consulting fees through entities controlled by such named executive officers, as follows:

A. Brian Pappas for payments made to FranVentures, LLC (of which Brian Pappas is the Managing Director and a minority owner);

B. Michelle Cote for payments made to MC Logic, LLC (100% owned by Michelle Cote); and.

C. Dan O’Donnell for payments made to Leap Ahead Learning Company (100% owned by Dan O’Donnell).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows information regarding outstanding equity awards (consisting of option awards) held by each of the Company’s named executive officers as of September 30, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)Unexercisable	Option Exercise Price ($)	Option Expiration Date
Brian Pappas	--	--	--	--
Michelle Cote	--	--	--	--
Dan O’Donnell	25,000	--	$0.60	12/31/15
	20,000	--	$1.55	12/31/16

Employment Agreements. The Company has not entered into employment agreements with any of the named executive officers.

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

Compensation Committee Interlocks and Insider Participation.

The Company’s board of directors acts as its compensation committee. During the year ended September 30, 2014 each director participated in deliberations concerning executive officer compensation.

During the year ended September 30, 2014, none of the Company’s officers was a member of the compensation committee or a director of another entity, which other entity had one of its executive officers serving as one of the Company’s directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 31, 2014, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and named executive officer and by all current executive officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock.

			Percent of
	Shares		Outstanding
Name and Address	Owned		Shares

Brian Pappas	1,929,429	(1)	16.3%
701 Market St., Ste. 113
St. Augustine, FL 32095

Michele Cote	1,420,000	(2)	12.0%
701 Market St., Ste. 113
St. Augustine, FL 32095

Dan O'Donnell	280,000	(3)	2.4%
701 Market St., Ste. 113
St. Augustine, FL 32095

All current officers and directors as a group (4 persons)	3,629,429		30.6%

(1)	Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.
(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controller by Ms. Cote.
(3)	Includes 45,000 shares issuable upon the exercise of vested stock options.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of September 30, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
None	0	$0	0
Equity compensation plans not approved by security holders
Options	120,000	$1.15	0

Total	120,000		0

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the years ended September 30, 2014 and 2013, the Company incurred the following related party commissions and consulting fees:

	Commissions and Consulting
	Fiscal Years Ending September 30
Related Party	2014	2013
FranVentures, LLC(1)	$300,689	$248,127
MC Logic, LLC(2)	99,000	137,000
Leap Ahead Learning Company(3)	80,000	108,000
Bottom Line Group(4)	209,284	163,034
Jeffrey Ball(5)	128,393	98,564

(1)

Brian Pappas, the Chief Executive Officer of the Company, is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC receives a 5% commission on all franchise sales by the Company pursuant to an arrangement established before the Company’s acquisition of BFK. This above amount also includes consulting fees. The related party payable was $16,594 at September 30, 2014.

(2)

MC Logic, LLC is 100% owned by Michelle Cote, who is a Director of the Company. MC Logic receives a $500 commission for each franchise sale by the Company pursuant to an arrangement established before the Company’s acquisition of BFK. This above amount also includes consulting fees. On October 23, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic, LLC, an entity wholly owned by Michelle Cote, one of the Company’s founders and a director of the Company. Later in the first quarter of fiscal 2014, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic, LLC repaid the entire amount of the loan on December 30, 2013. During the year ended September 30, 2014 the Company paid MC Logic, LLC $20,000 for repayment of a loan payable to MC Logic, LLC. The related party payable was $1,500 at September 30, 2014.

(3)

Leap Ahead Learning company is 100% owned by Dan O'Donnell, who is a Director of the Company. The Company pays Leap Ahead Learning $5,000 per month for consulting services provided by Mr. O'Donnell , plus commissions. Not included above are travel and expense reimbursements paid of $49,879. There was no related party payable at September 30, 2014.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas (payments include commissions and consulting fees reflected in the table above). The total commissions and consulting fees paid for the year ended September 30, 2013 was included in the September 30, 2013 statement of income under the caption franchise consulting and commission expense – other. Not included above are travel and expense reimbursements paid of $46,476 and $50,155 for the years ended September 30, 2014 and 2013, respectively. The related party payable was $24,140 at September 30, 2014.

(5)

Jeffrey Ball is related to Brian Pappas as son-in-law (payments include commissions and consulting fees reflected in the table above). The total commissions and consulting fees paid for the year ended September 30, 2013 was included in the September 30, 2013 statement of income under the caption franchise consulting and commission expense – other. Not included above are travel and expense reimbursements paid of $4,813 and $4,073 for the years ended September 30, 2014 and 2013, respectively. There was no related party payable at September 30, 2014.

(6)

Not included above is Michael Pappas (nephew to Brian Pappas) who received approximately $5,000 and $0 for the years ended September 30, 2014 and 2013, respectively, for consulting and commissions fees.

For each of Bottom Line Group and Jeffrey Ball, the commissions, consulting, and business expense reimbursements reflected in the table above relate to locating potential franchisees and other services to the Company. The Company enters into similar arrangements with third parties and considers such arrangements an important factor in the Company’s growth. The amounts paid to Bottom Line Group and Jeffrey Ball are substantially similar to amounts paid to unrelated third parties (which receive the majority of such payments), and the Board of Directors has approved the arrangements with Bottom Line Group and Jeffrey Ball on the basis that they substantially reflect terms negotiated at arms’ length with unrelated third parties. The standard commissions paid by the Company to Bottom Line Group, Jeffrey Ball and others are as follows: 1) 40% on the sale of a franchise territory developed through the brokers own resources; 2) 15% to 25% on the sale of an initial franchise territory developed through Company provided referrals; 3) 20% on the sale of a second franchise territory arranged at the same time as the initial franchise territory sale.

In July of 2013, the Company loaned $70,000 to AudioFlix, Inc., a related party entity. The loan was personally guaranteed by Brian Papas. The loan bears interest at 6%, payable monthly and is due and payable on July 1, 2015. The unpaid balance of the loan is convertible prior to July 1, 2015 into unrestricted shares of the common stock of AudioFlix, Inc. at a price of $0.35 per share.

 Possible Sarbanes Oxley Violation

The extension of loans receivable to certain related parties could be deemed a violation of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002, which prohibit a public company from extending or maintaining credit or arranging for the extension of credit in the form of a "personal loan" to an executive officer or director.

On October 23, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic, LLC, an entity wholly owned by Michelle Cote, one of the Company’s founders and a director of the Company. Later in the first quarter of fiscal 2014, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic, LLC repaid the entire amount of the loan on December 30, 2013, and there were no outstanding personal loans to executive officers or directors of the Company at September 30, 2014. Notwithstanding MC Logic, LLC’s prompt repayment in full of the loan, the loan may constitute a violation of Section 13(k) of the Exchange Act and Section 402 of Sarbanes-Oxley Act.

On March 18, 2015, the Board of Directors adopted a Code of Ethics which prohibits loans, which could be deemed a violation of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002, to any executive officer or director or companies controlled by officers and directors of the Company. The policy provides that “loans by the Company to, or guarantees by the Company of obligations of, any director or executive officer or their family members are expressly prohibited.” As disclosed elsewhere in this Annual Report on Form 10-K/A, management has determined that the Company’s internal control over financial reporting and disclosure controls and procedures were not effective as of September 30, 2014.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits	Description

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.1.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form SB-2, File No. 333-145999).

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

14*	Code of Ethics.

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

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

As discussed in Note 14 to the consolidated financial statements, as of and for the year ended September 30, 2014, Creative Learning Corporation has restated the following: 1) consolidated balance sheets: accounts payable – related party previously reported as $0 should have been $42,234, accounts payable – third parties previously reported as $534,932 should have been $492,698; 2) consolidated statement of income: franchise consulting and commissions – related parties previously reported as $616,061 should have been $817,366, franchise consulting and commissions – other previously reported as $1,698,359 should been $1,497,054; and 3) consolidated statement of cash flows: accounts payable – related parties as previously reported as $(5,690) should have been $36,544, accounts payable – third party as previously reported as $358,269 should have been $316,035, issuance of loan to related party – MC Logic, LLC as previously reported as $0 should have been $(125,000), repayment of loan from related party – MC Logic, LLC as previously reported $0 should have been $125,000. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

We have also audited the related party disclosures relating only to Bottom Line Group, LLC and Jeff Ball as described in Note 14 that were made to restate the notes to the consolidated financial statements for the year ended September 30, 2013. In our opinion, such disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 consolidated financial statements of the Company other than with respect to the additional related party disclosure and, accordingly, we do not express an opinion or any other form of assurance on the 2013 consolidated financial statements taken as a whole.

/s/ Hartley Moore Accountancy Corporation

Hartley Moore Accountancy Corporation

Irvine, California

January 30, 2015, except for Note 14, as to which the date is March 31, 2015

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the balance sheet of Creative Learning Corporation as of September 30, 2013 and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC

Bingham Farms, Michigan

January 11, 2014, except as to Note 12, as to which the date is June 4, 2014

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheet

	September 30, 2014	September 30, 2013
	Restated
Assets
Current Assets:
Cash	$3,061,458	$2,004,947
Restricted Cash	180,009	—
Accounts receivable, less allowance for doubtful accounts of $41,000 and $10,000, respectively	303,122	310,150
Prepaid expenses	7,850	826
Other receivables - current portion	126,339	94,301
Income Tax Receivable	115,825	—
Deferred tax asset	48,723	1,058
Total Current Assets	3,843,326	2,411,282

Note receivable from related party	70,000	70,000
Other receivables - net of current portion	67,749	37,491
Property and equipment, net of accumulated depreciation of $98,238 and $60,073, respectively	322,659	294,863
Intangible assets	125,754	95,270
Deposits	11,425	15,000
Total Assets	$4,440,913	$2,923,906

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable:
Related parties	$42,234	$5,690
Third party	492,698	171,889
Payroll accruals	—	13,105
Unearned revenue	—	35,900
Accrued stock based compensation	98,400	—
Accrued marketing fund	180,009	100,754
Customer deposits	96,737	120,001
Income tax payable	—	13,131
Deferred tax liability	5,550	—
Notes payable:
Related parties	—	20,000
Other	2,225	3,560
Legal settlement	161,250	—
Total Current Liabilities	1,079,103	484,030
Notes payables - net of current portion	—	5,297
Long-term deferred tax liability	22,230	—
Total Liabilities	1,101,333	489,327
Commitment and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;11, 829,409 and 11,809,409 shares issued and outstanding, respectively	1,183	1,181
Additional paid-in capital	2,263,501	2,157,673
Retained earnings	1,074,896	275,725
Total Stockholders’ Equity	3,339,580	2,434,579
Total Liabilities and Stockholders’ Equity	$4,440,913	$2,923,906

 The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Income

	For The Fiscal
	Years Ended
	Sept 30, 2014	Sept 30, 2013
	Restated

Revenues:
Initial franchise fees	$5,787,058	$3,700,221
Royalty fees	1,845,530	995,900
Corporate Creativity Center sales	78,218	124,598
	7,710,806	4,820,719
Operating expenses:
Franchise consulting and commissions:
Related parties	817,366	746,226
Other	1,497,054	976,776
Franchise training and expenses	502,661	272,125
Salaries and payroll taxes	1,104,738	539,982
Advertising	917,429	455,108
Professional fees	265,742	97,886
Office expense	295,039	158,964
Depreciation	39,915	30,267
Stock based compensation	56,630	108,280
Other general and administrative expenses	820,540	389,348
Total operating expenses	6,317,114	3,774,962
Income from operations	1,393,692	1,045,757
Other income (expense):
Interest (expense)	(455)	(4,882)
Gain on sale of intangible assets	18,335	—
Loss on disposal of property and equipment	(56,629)	—
Legal settlement	(106,250)	—
Other income (expense)	61,563	(80,846)
Total other income (expense)	(83,436)	(85,728)
Income before provision for income taxes	1,310,256	960,029
Provision for income taxes (Note 12)	511,085	12,073
Net Income	$799,171	$947,956
Net Income attributable to common stockholders per share
Basic	$0.07	$0.08
Weighted average number of common shares outstanding	11,812,861	11,675,102
Diluted	0.07	0.08
Weighted average number of common shares outstanding	11,870,018	11,678,873

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	Sep. 30, 2014	Sep. 30, 2013
	Restated

Cash flows from operating activities:
Net income	$799,171	$947,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,915	30,267
Change in allowance for doubtful accounts	31,000	11,036
Loss on disposal of property and equipment	56,629	—
Gain on sale of intangible assets	(18,335)	(7,553)
Stock based compensation	56,630	—
Stock based commission	147,600	—
Write-off of materials purchased with legal settlement	26,300	—
Write-off of Note Receivable	-	23,000
Compensation equity issuances	-	108,280
Changes in operating assets and liabilities:
Restricted cash	(79,255)	-
Accounts receivable	(23,972)	(125,703)
Prepaid expenses	(7,024)	9,890
Income tax receivable	(115,825)
Other receivables	(37,396)	(28,778)
Deposits	3,575	17,619
Deferred tax assets	(47,665)	(1,058)
Accounts payable - Related Parties	36,544	—
Accounts payable - Third Parties	316,035	(2,363)
Payroll accruals	(13,105)	—
Unearned revenue	(35,900)	—
Accrued liabilities	-	1,228
Legal settlement	106,250	—
Accrued marketing funds	79,255	10,599
Deferred tax liability	27,780
Customer deposits	(23,264)	72,501
Income tax payable	(13,131)	13,131
Accrued expenses	-	35,900
Net cash provided by operating activities	1,311,812	1,115,952
Cash flows from investing activities:
Acquisition of property and equipment	(118,340)	(25,991)
Acquisition of intangibles	(10,000)	(56,800)
Cash proceeds received on sale of Intangible assets	40,425	—
Issuance of notes receivable - related party	-	(70,000)
Issuance of loan to related party – MC Logic LLC	(125,000)	—
Repayment of loan from related party – MC Logic LLC	125,000	—
Net cash (used in) investing activities	(87,915)	(152,791)
Cash flows from financing activities:
Repayment of notes payable - related parties	(20,000)
Repayment of notes payable	(6,632)	—
Payment of legal settlement	(40,000)	—
Net cash (used in) financing activities	(66,632)	—
Net change in cash	1,157,265	963,161
Cash, beginning of period less restricted cash of $100,754	1,904,193	1,041,786
Cash, end of period	$3,061,458	$2,004,947
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$533,031	$—
Interest	$455	$4,882
Supplemental non-cash investing and financing activities:
Intangible assets acquired with common stock issued	$—	$23,300
Intangible assets acquired in legal settlement	$62,700	$—
Intangible assets acquired by assumption of accounts payable	$4,774	$—
Intangible assets sold with notes receivables	$24,900	$—
Equipment acquired in legal settlement	$6,000
Materials acquired in legal settlement	$26,300	$—
Common stock issued to settle note payable	$—	20,000
Reclassification of prepaid expenses	$—	15,618

The accompanying notes are an intergral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statement of Stockholders' Equity

			Additional	Retained
	Common Stock		Paid-in	Earnings
	Shares	Par Value	Capital	(Deficit)	Total

Balance, October 1, 2012	11,556,075	1,155	$2,006,118	$(672,230)	$1,335,044

Stock issued as payment on notes payables	10,000	1	9,999	-	10,000
Stock issued as payment on notes payables	10,000	1	9,999		10,000
Stock issued for business acquisition	35,000	3	17,497	-	17,500
Stock issued for business acquisition	10,000	1	5,799		5,800
Compensatory stock issuances	35,000	3	20,997		21,000
Compensatory stock issuances	5,000	1	2,999		3,000
Replacement of prior shares issued erroneously	66,667	7	38,660		38,667
Adjustment to correct share counts	66,667	7	29,993		30,000
Stock options expense			6,613		6,613
Compensatory stock issuances	15,000	2	8,999		9,000
Net income for the year ended September 30, 2013	—	—	—	947,955	947,955
Balance, September 30, 2013	11,809,409	1,181	2,157,673	275,725	$2,434,579

Stock options expense			56,630		56,630
Compensatory stock issuances	20,000	2	49,198		49,200

Net income for the year ended September 30, 2014	—	—	—	799,171	799,171
Balance, September 30, 2014	11,829,409	1,183	$2,263,501	$1,074,896	$3,339,580

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

The Company has restricted cash of $180,009 at September 30, 2014 and $100,754 at September 30, 2013 associated with a marketing funds collected from the franchisee’s. Per the franchise agreements a marketing fund of 2% of revenues is collected and held for promotion of the brand. (see note 6)

The Company has one operating account with Wells Fargo that exceeds the $250,000 FDIC limit by $2,748,000. The Company is confident the asset is secure based upon our history with and the stability of the institution.

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

(2) Related Party Transactions

During the years ended September 30, 2014 and 2013, the Company incurred the following related party consulting fees and commission:

	Commissions and Consulting
	Fiscal Years Ending September 30
Related Party	2014 (Restated)	2013 (Restated)
FranVentures, LLC(1)	$300,689	$248,127
MC Logic, LLC(2)	99,000	137,000
Leap Ahead Learning Company(3)	80,000	108,000
Bottom Line Group(4)	209,284	163,034
Jeffrey Ball(5)	128,393	98,564

__________________

(1)

Brian Pappas, the Chief Executive Officer of the Company, is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC receives a 5% commission on all franchise sales by the Company pursuant to an arrangement established before the Company’s acquisition of BFK. This above amount also includes consulting fees. The related party payable was $16,594 at September 30, 2014.

(2)

MC Logic, LLC is 100% owned by Michelle Cote, who is a Director of the Company. MC Logic receives a $500 commission for each franchise sale by the Company pursuant to an arrangement established before the Company’s acquisition of BFK. This above amount also includes consulting fees. During the year ended September 30, 2014 the Company paid MC Logic, LLC $20,000 for repayment of a loan payable to MC Logic, LLC.  The related party payable was $1,500 at September 30, 2014.

(3)

Leap Ahead Learning company is 100% owned by Dan O'Donnell, who is a Director of the Company. The Company pays Leap Ahead Learning $5,000 per month for consulting services provided by Mr. O'Donnell , plus commissions.  Not included above are travel and expense reimbursements paid of $49,879. There was no related party payable at September 30, 2014.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas (payments include commissions and consulting fees reflected in the table above). The total commissions and consulting fees paid for the year ended September 30, 2013 was included in the September 30, 2013 statement of income under the caption franchise consulting and commission expense – other.  Not included above are travel and expense reimbursements paid of $46,476 and $50,155 for the years ended September 30, 2014 and 2013, respectively. The related party payable was $24,140 at September 30, 2014.

(5)

Jeffrey Ball is related to Brian Pappas as son-in-law (payments include commissions and consulting fees reflected in the table above). The total commissions and consulting fees paid for the year ended September 30, 2013 was included in the September 30, 2013 statement of income under the caption franchise consulting and commission expense – other.  Not included above are travel and expense reimbursements paid of $4,813 and $4,073 for the years ended September 30, 2014 and 2013, respectively. There was no related party payable at September 30, 2014.

For each of Bottom Line Group and Jeffrey Ball, the commissions and consulting fees reflected in the table above relate to locating potential franchisees and other services to the Company. The Company enters into similar arrangements with third parties and considers such arrangements an important factor in the Company’s growth. The amounts paid to Bottom Line Group and Jeffrey Ball are substantially similar to amounts paid to unrelated third parties (which receive the majority of such payments), and the Board of Directors has approved the arrangements with Bottom Line Group and Jeffrey Ball on the basis that they substantially reflect commission agreements negotiated at arms’ length with unrelated third parties. The standard commissions paid by the Company are as follows: 1) 40% on the sale of a franchise territory developed through the brokers own resources; 2) 15% to 25% on the sale of an initial franchise territory developed through Company provided referrals; 3) 20% on the sale of a second franchise territory arranged at the same time as the initial franchise territory sale.

In June of 2013, the Company issued 50,000 stock options (25,000 each to an officer/director and an employee) at an option price of $0.60 per share, with an expiration date of December 31, 2015, resulting in a $6,612 stock option expense to the Company using the Black Scholes model, see note 9.

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

During the years ended September 30, 2014 and 2013, Michael Pappas, nephew to Brian Pappas received approximately $5,000 and $0, respectively, of commissions and consulting fees.

In addition, the Company made a loan to an entity owned by one of the Company’s directors on October 23, 2013, which loan was repaid in full on December 30, 2013. See note 14.

(3) Property and Equipment

Property and equipment consisted of the following:

	Year End	Year End
Description	September 30, 2014	September 30, 2013

Equipment	$44,930	$33,109
Furniture & Fixtures	75,351	57,654
Property Improvement	233,615	233,615
Software	30,558	30,558
Total Depreciable Assets	$384,454	$354,936
Accumulated Depreciation	(98,238)	(60,073)
NBV Fixed Assets	$286,216	$294,863
Work In Progress (1)	36,443	-
	$322,659	$294,863

(1)	This is website development and is expected to be completed June 2015 at total cost of $45,000.

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

Creative Learning Corporation

Stock Options

Description	Number of Shares	Weighted Average Exercise Price	Expiration Date	Aggregate Intrinsic Value
Outstanding October 1, 2012	-			-

Granted July 1, 2013	50,000	0.60	12/31/15	$-
Outstanding 09/30/2013	50,000	0.60		$-
Granted February 3, 2014	70,000	1.55	12/31/16	$-
Outstanding 09/30/2014	120,000	1.15		-
Exercisable at September 30, 2014	50,000
Expected to vest at September 30, 2014	120,000

The Company recognized stock compensation expense as follows:

	Year Ended	Year Ended
	September 30 2014	September 30 2013

Stock Option Expense	$56,630	$6,613

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

(10) Franchise Operations

The Company supported independently owned franchises and sub-franchises located in 41 states, the District of Columbia, Puerto Rico, 9 Canadian provinces and 34 other countries as of September 30, 2014. The following is a summary of the annual franchise activity:

	BFK Franchise Company LLC
	September 30
	2014	2013
Franchises in Operation – beginning of year	380	210
Franchises sold during the year	210	175
Franchises cancelled, terminated or repurchased during the year	(6)	(5)
Franchises in operation – end of year	584	380

	CI Franchise Company LLC
	September 30
	2014	2013
Franchises in Operation – beginning of year	15	–
Franchises sold during the year	21	15
Franchises cancelled, terminated or repurchased during the year	(2)	–
Franchises in operation – end of year	34	15

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

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. On January 23, 2015 the Company and SFLLC entered into a settlement agreement in which the parties agreed to the following:

1.	As of January 1, 2015, all prior agreements between the parties are terminated and there are no further financial obligations between the parties.

2.	By February 22, 2015, the trademarks “Sew Fun Parties” and “Sewing Lounge” will be reassigned to SFLLC. The trademark “Sew Fun Studios” will be retained by the Company.

3.	No later than February 22, 2015, the Company will issue to the controlling person of SFLLC 85,000 shares of the Company’s common stock in satisfaction of all monetary claims.

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

As the events related to this settlement were known as of September 30, 2014, pursuant to ASC Topic 855 – Subsequent Events, the Company has accrued the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under “Legal Settlement” in the accompanying balance sheet at September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company’s common stock on the date of the settlement and is recorded under legal settlements in the accompanying statement of income as of September 30, 2014.

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

	September 30, 2014	September 30, 2013
Deferred tax assets:
Short-term	$48,723	$1,058
Long-term	-0-	-0-
Total deferred tax asset	$48,723	$1,058

Deferred tax liabilities:
Short-term	$(5,550)	$-0-
Long-term	(22,230)	-0-
Total deferred tax liabilities	$(27,780)	$-0-
Total deferred tax assets	48,723	1,058
Net deferred tax assets (liability)	$20,943	$1,058

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

(14) Restatement and Additional Disclosures

Due to management not properly identifying related parties and transactions with such related parties, the previously issued consolidated financial statements of the Company as of and for the year ended September 30, 2014 have been restated. It was management’s determination that the Company had not properly presented and disclosed related party transactions in the previously issued consolidated financial statements. The disclosure of these previously unidentified related party transaction are made below and in note 2 above with the other related party disclosures that were made in Amendment No. 1 to the Original Form 10-K filed on February 2, 2015.

	Commissions and Consulting
	Fiscal Years Ending September 30
Related Party	2014	2013
Bottom Line Group(1)	209,284	163,034
Jeffrey Ball(2)	128,393	98,564

_____________

(1)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas (payments include commissions and consulting fees reflected in the table above). The total commissions and consulting fees paid for the year ended September 30, 2013 was included in the September 30, 2013 statement of income under the caption franchise consulting and commission expense – other. Not included above are travel and expense reimbursements paid of $46,476 and $50,155 for the years ended September 30, 2014 and 2013, respectively. The related party payable was $24,140 at September 30, 2014.

(2)

Jeffrey Ball is related to Brian Pappas as son-in-law (payments include commissions and consulting fees reflected in the table above). The total commissions and consulting fees paid for the year ended September 30, 2013 was included in the September 30, 2013 statement of income under the caption franchise consulting and commission expense – other. Not included above are travel and expense reimbursements paid of $4,813 and $4,073 for the years ended September 30, 2014 and 2013, respectively. There were no related party payable at September 30, 2014.

The Company's total assets, liabilities, stockholders equity, income and operating expenses remained the same for the Fiscal Year Ended September 30, 2014.

The effects of the restatement regarding the reclassification of the amounts related to the previously unidentified related party transactions to the related party financial statement line items disclosed above and other corrections to correct previous amounts disclosed for related parties (as described below) on the Company's balance sheet, statement of income and cash flows as of and for the year ended September 30, 2014 is as follows:

Balance Sheet as of September 30, 2014

	As Previously	Effect of	As
	Reported	Restatement	Restated
Accounts Payable: Related parties	$-	$42,234	$42,234
Accounts Payable: Third party	$534,932	$(42,234)	$492,698

Consolidated Statement of Income For the Fiscal Year Ended September 30, 2014

	As Previously	Effect of	As
	Reported	Restatement	Restated
Franchise consulting and commissions: Related Parties	$616,061	$201,305	$817.366
Franchise consulting and commissions: Other	$1,698,359	$(201,305)	$1,497,054

Breakdown of restatements for franchise consulting and commissions

FranVentrues LLC *	$289,061	$11,628	$300,689
MC Logic LLC *	$244,000	$(145,000)	$99,000
Leap Ahead Company *	$83,000	$(3,000)	$80,000
Bottom Line Group	$-	$209,284	$209,284
Jeffrey Ball	$-	$128,393	$128,393
	$616,061	$201,305	$817,366

Consolidated Statement of Cash Flows For the Fiscal Year Ended September 30, 2014

	As Previously	Effect of	As
	Reported	Restatement	Restated
Accounts payable - Related parties	$(5,690)	$42,234	$36,544
Accounts payable - Third parties	$358,269	$(42,234)	$316,035

* The Company has restated, due to a correction of an error, these above amounts paid to previously identified related parties, as show above.

During the years ended September 30, 2014 and 2013, Michael Pappas, nephew to Brian Pappas received approximately $5,000 and $0, respectively, of commissions and consulting fees.

Possible Sarbanes Oxley Violation

The extension of loans receivable to certain related parties could be deemed a violation of Section 13(k) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 402 of the Sarbanes-Oxley Act of 2002, which prohibit a public company from extending or maintaining credit or arranging for the extension of credit in the form of a "personal loan" to an executive officer or director.

On October 23, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic, LLC, an entity wholly owned by Michelle Cote, one of the Company’s founders and a director of the Company. Later in the first quarter of fiscal 2014, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic, LLC repaid the entire amount of the loan on December 30, 2013, and there were no outstanding personal loans to executive officers or directors of the Company at September 30, 2014. Notwithstanding MC Logic, LLC’s prompt repayment in full of the loan, the loan may constitute a violation of Section 13(k) of the Exchange Act and Section 402 of Sarbanes-Oxley Act.

Purchase of Challenge Island Assets

On September 14, 2012, the Company entered into an Agreement for Purchase and Sale of Assets (the “CI Agreement”) with Sharon Estroff pursuant to which the Company acquired all of Ms. Estroff’s assets relating to her Challenge Island business. Pursuant to the CI Agreement, the Company issued 25,000 restricted shares of the Company’s common stock to Ms. Estroff and committed to issue an additional 25,000 restricted shares of the Company’s common stock for each 25 Challenge Island franchises sold by CI, up to a maximum aggregate of 200,000 shares of the Company’s common stock. In addition, the Company paid Ms. Estroff a cash sum of $7,000, and Ms. Estroff retained certain rights to Challenge Island in specified locations in the state of Georgia. On November 11, 2014, the Company issued 25,000 shares of restricted stock to Kidsplorations LLC at the direction of Ms. Estroff pursuant to the terms of the CI Agreement after CI had sold 25 franchises. Such shares had a fair market value of $45,000 based on a closing price of $1.80 per share on November 14, 2014.

(15) Subsequent Events

We have evaluated the effects of all subsequent events from October 1, 2014 through the date the accompanying consolidated financial statements were available to be issued. Other that those set out above in note 14 and below, there have been no subsequent events after September 30, 2014 for which disclosure is required.

On January 23, 2015 the Company entered a mediated settlement to satisfy all monetary claims between Sew Fun LLC (SF) and the Company. See Note 11 – Commitments and Contingencies – Legalfor additional disclosure.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March 2015.

CREATIVE LEARNING CORPORATION

By:	/s/ Brian Pappas
Brian Pappas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brian Pappas	Chief Executive Officer and Director	March 31, 2015
Brian Pappas	(Principal Executive Officer)

/s/ Rick Alder	Controller	March 31, 2015
Rick Alder	(Principal Financial and Accounting Officer)

/s/ Michelle Cote	Director	March 31, 2015
Michelle Cote

/s/ Dan O’Donnell	Director	March 31, 2015
Dan O’Donnell