Form 10-Q
period 2015-03-31
CREATIVE LEARNING Corp
filed 2015-05-19
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,968,309 shares of common stock as of April 30, 2015.

Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Financial Statements

(Unaudited)

Quarter Ended March 31, 2015

Page

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed consolidated balance sheets	3
Condensed consolidated statements of income	4
Condensed consolidated statements of cash flows	5
Notes to unaudited condensed consolidated financial statements	6

CREATIVE LEARNING CORPORATION
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	September 30,
	2015	2014
Assets
Current Assets:
Cash	$2,739,673	$3,061,458
Restricted cash	225,984	180,009
Accounts receivable, less allowance for doubtful accounts of approximately $90,000 and $41,000, respectively	363,409	303,122
Prepaid expenses	35,622	7,850
Other receivables - current portion	191,935	126,339
Income Tax receivable	41,825	115,825
Deferred tax asset	48,723	48,723
Total Current Assets	3,647,171	3,843,326
Note receivable and accrued interest receivable - related party	72,100	70,000
Other receivables - net of current portion	55,183	67,749
Property and equipment, net of accumulated depreciation of $120,381 and $98,238, respectively	332,677	322,659
Intangible assets	170,754	125,754
Deposits	10,701	11,425
Total Assets	$4,288,586	$4,440,913

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$18,006	$42,234
Accounts payable - other	194,160	492,698
Accrued stock based compensation	—	98,400
Accrued stock payable	10,080	—
Unearned revenue	25,900	—
Accrued marketing fund	225,984	180,009
Customer deposits	67,465	96,737
Deferred tax liability	5,550	5,550
Notes Payable	425	2,225
Legal settlement	25,000	161,250
Total Current Liabilities	572,570	1,079,103

Long-term deferred tax liability	22,230	22,230

Total Liabilities	594,800	1,101,333
Commitments and Contingencies - Note 13
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; shares issued as of March 31, 2015 and 2014: 11,983,409 and 11,829,409, respectively and shares outstanding as of March 31, 2015 and 2014:11,969,809 and 11,829,409, respectively.	1,198	1,183
Additional paid-in capital	2,518,176	2,263,501
Treasury Stock 13,600 shares and -0- shares, respectively (cost method)	(16,845)	—
Retained earnings	1,191,257	1,074,896

Total Stockholders’ Equity	3,693,786	3,339,580

Total Liabilities and Stockholders’ Equity	$4,288,586	$4,440,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION
Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	For the Three		For the Six
	Months Ended		Months Ended
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014
Revenues:
Initial franchise fees	$872,737	$1,510,020	$1,540,893	$3,068,473
Royalties fees	740,811	440,771	1,295,670	741,423
Corporate Creativity Center Sales	1,001	52,560	1,284	67,200
	1,614,549	2,003,351	2,837,847	3,877,096
Operating expenses:
Franchise consulting and commissions:
Related parties	122,655	213,942	252,898	470,822
Other	188,732	398,805	445,466	706,160
Franchise training and expenses	95,406	128,136	198,623	225,655
Salaries and payroll taxes	293,886	242,043	612,724	435,426
Advertising	250,067	171,665	495,442	363,607
Professional fees	131,352	80,424	228,291	129,617
Office expense	34,267	91,159	67,505	182,741
Bad debt expense	57,118	—	72,118	—
Depreciation	11,079	9,938	22,143	19,478
Stock-based compensation	—	21,537	—	21,537
Other general and administrative expenses	207,371	129,842	253,678	332,172
Total operating expenses	1,391,933	1,487,491	2,648,888	2,887,215

Income from operations	222,616	515,860	188,959	989,881

Other income (expense):
Interest Income / (Expense) - net	3,870	(2)	4,149	(2)
Other income (expense)	(2,747)	41,598	(2,747)	43,471
Total other income (expense)	1,123	41,596	1,402	43,469

Income before provision for income taxes	223,739	557,456	190,361	1,033,350

Provision for income taxes	85,500	209,770	74,000	388,849

Net Income	$138,239	$347,686	$116,361	$644,501

Net income per share
Basic	$0.01	$0.03	$0.01	$0.05
Basic weighted average number of common shares outstanding	11,993,895	11,809,409	11,893,184	11,809,409
Diluted	$0.01	$0.03	$0.01	$0.05
Diluted weighted average number of common shares outstanding	12,019,850	11,842,711	11,923,157	11,846,994

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION
Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	For the Six Months Ended
	March 31,	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$116,361	$644,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	22,143	19,478
Provision for bad debts	60,000	—
Write-off of other receivables	12,118	—
Loss on disposal of assets	—	1,475
Gain on sale of assets	—	(18,335)
Materials purchased with notes payables	—	26,300
Compensatory equity issuances	—	21,537
Stock issued for services	5,040	—
Changes in operating assets and liabilities:
Restricted cash	(45,975)	—
Accounts receivable	(120,287)	(25,758)
Prepaid expenses	(17,692)	(44,284)
Income tax receivable	74,000	—
Other receivables	(65,148)	(43,830)
Deposits	724	3,813
Accounts payable - Related parties	(24,228)	—
Accounts payable - Third parties	(298,538)	131,110
Repayment oflegal settlement	(30,000)	—
Accrued liabilities	—	13,193
Unearned revenue	25,900	168,100
Accrued marketing funds	45,975	32,405
Customer deposits	(29,272)	(37,076)
Income tax payable	—	387,099
Net cash provided (used) by operating activities	(268,879)	1,279,728
Cash flows from investing activities:
Acquisition of property and equipment	(32,161)	(31,321)
Acquisition of intangible assets	—	(10,000)
Sale of intangible assets	—	65,325
Payment due on note receivable and interest related party	(2,100)	—
Issuance of loan to related party - MC Logic LLC	—	(125,000)
Repayment of loan from related party - MC Logic LLC	—	125,000
Net cash provided (used) by investing activities	(34,261)	24,004
Cash flows from financing activities:
Acquisition of treasury stock	(16,845)	—
Repayment of notes payable Notes payable	(1,800)	(21,952)
Net cash (used) by financing activities	(18,645)	(21,952)
Net change in cash	(321,785)	1,281,780
Cash, beginning of period	3,061,458	2,004,947
Cash, end of period	$2,739,673	$3,286,727
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$1,750
Supplemental non-cash investing and financing activities:
Issuance of common stock for acquisition of intangible assets	$45,000	$—
Issuance of common stock for accrued stock based compensation	$98,400	$—
Issuance of common stock in settlement of Sew Fun Mediation	$106,250	$—
Issuance and accrual of common stock for prepaid advisory agreement with Brewer & Associates	$10,080	$—
Intangible assets acquired with notes payables	$—	$66,774
Intangible assets sold with notes receivables	$—	$39,425
Equipment acquired with notes payables	$—	$6,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (“CLC” or the “Company”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFK”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFK in a transaction classified as a reverse acquisition. CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. The financial statements represent the activity of BFK from May 19, 2009 forward, and the consolidated activity of BFK and CLC from July 2, 2010 forward.

In addition to the accounts of CLC and BFK, the accompanying condensed consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”) from November 25, 2009 (BFKD’s inception) forward, CI Franchise Company LLC (“CI”) from September 14, 2012 (CI’s inception) forward, Sew Fun Franchise Company LLC (“Sew Fun”) from January 8, 2013 (Sew Fun’s inception) forward and SF Franchise Company LLC (“SF”) from January 27, 2015 (SF’s inception) forward.

SF will begin state required registrations and franchises sales under this third franchise concept during the second half of the fiscal year ending September 30, 2015. SF will offer after-school classes, camps and birthday parties for children ages 8 - 13+, as well as adult classes, in fashion design. As of March 31, 2015, SF has not sold any franchises.

The LLC agreements for BFK Franchise Company LLC, CI Franchise Company LLC, SF Franchise Company LLC, and Sew Fun Franchise Company LLC do not have a termination date associated with the Life of the Organizations. Each of the above listed LLC’s has a single member, controlled 100% by the Company.

BFK held a 50% ownership interest in BFKD from November 25, 2009 through October 2, 2010. On October 3, 2010, BFK acquired the 50% noncontrolling interest in BFKD. Immediately following the acquisition of the noncontrolling interest, BFK transferred its 100% interest in BFKD to CLC.

Creative Learning Corporation operates wholly owned subsidiaries BFK FRANCHISE COMPANY, LLC, CI FRANCHISE COMPANY, LLC and SF FRANCHISE COMPANY, LLC under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

Basis of Presentation

The following (a) condensed consolidated balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements as of March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K Amendment No. 2 (Form 10-K/A) filed with the SEC on March 31, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the Form 10-K/A have been omitted.

When used in these notes, the terms "Company,” "we,” "us" or "our" mean Creative Learning Corporation, together with its consolidated subsidiaries.

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

As of March 31, 2015, the Company had $25,900 in unearned revenue for franchise fees collected but for which franchisees had not completed training.

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

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these condensed consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at March 31, 2015 and September 30, 2014. The Company had cash of $2,739,673 and $3,061,458 as of March 31, 2015 and September 30, 2014, respectively.

The Company has restricted cash of $225,984 at March 31, 2015 and $180,009 at September 30, 2014 associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of revenues is collected and held for promotion of the brand.

The Company has two operating accounts with Wells Fargo that exceed the $250,000 FDIC limit by approximately $2,200,000. The Company is confident the asset is secure based upon our history with and the stability of the institution.

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. However, situations may arise in which counter performance may be required over a period of time but the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. (See note 13). When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

(2) Related Party Disclosure

During the three and six months ended March 31, 2015 and 2014, the Company incurred related party expenses of (companies related by common control):

	Commissions and Consulting		Commissions and Consulting
	Three months ended		Six months ended
	March 31		March 31
Related Party	2015	2014	2015	2014
FranVentures, LLC (1)	$19,615	$52,312	$66,413	$154,338
MC Logic, LLC (2)	$6,500	$29,000	$21,000	$64,500
Leap Ahead Learning Company (3)	$15,000	$20,000	$33,000	$50,000
Bottom Line Group (4)	$40,160	$70,575	$85,105	$120,045
Jeffery Ball and J. Ball Group LLC (5)	$41,380	$42,055	$47,380	$81,939
	$122,655	$213,942	$252,898	$470,822

_____________________

(1)

Brian Pappas, the Chief Executive Officer of the Company, is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC receives a 5% commission on BFK franchise sales by the Company pursuant to an arrangement established before the Company’s acquisition of BFK. The related party payable was $13,506 and $16,594 at March 31, 2015 and September 30, 2014 respectively. Not include above are travel and expense charges for Mr. Pappas which are processed through a Company credit card for the three months ending March 31, 2015 and 2014 of approximately $12,000 and $8,500, respectively, and for the six months ended March 31, 2015 and 2014 of approximately $24,000 and $23,000, respectively. The wife of Mr. Pappas, Chris Pappas, is the human resources and payroll manager for the Company with compensation for the three months ending March 31, 2015 and 2014 of approximately $12,500 for each period, respectively and six months ended March 31, 2015 and 2014 of approximately $25,000 for each period, respectively. Also see note receivable from related party (note 8).

(2)

MC Logic, LLC is 100% owned by Michelle Cote, who is a Director and Secretary of the Company. MC Logic receives a $500 commission for each franchise sale by BFK pursuant to an arrangement established before the Company’s acquisition of BFK. Not included above are travel and expense reimbursements paid of $4,301 and $-0- for the three month periods ended March 31, 2015 and 2014 respectively and $4,301 and $-0- for the six month periods ended March 31, 2015 and 2014 respectively. The related party payable was $4,500 and $1,500 at March 31, 2015 and September 30, 2014 respectively. During the first quarter of the fiscal year ending September 30, 2014, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic, LLC, an entity wholly owned by Michelle Cote, one of the Company’s founders and a director of the Company. Latter in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic, LLC repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013.

9

(3)

Leap Ahead Learning Company is 100% owned by Dan O'Donnell, who is a Director and executive officer of the Company and a member of the Audit Committee. The Company pays Leap Ahead Learning $5,000 per month for consulting services provided by Mr. O'Donnell, plus commissions. Not included above are travel and expense reimbursements paid of $31,551 and $15,353 for the three month periods ended March 31, 2015 and 2014 respectively and $55,055 and $29,614 for the six month periods ended March 31, 2015 and 2014, respectively. There was no related party payable at March 31, 2015 or September 30, 2014.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas, payments include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of $7,320 and $6,404 for the three months ended March 31, 2015 and 2014 respectively and $11,157 and $31,843 for the six months ended March 31, 2015 and 2014, respectively. The related party payable was $-0- and $24,140 at March 31, 2015 and September 30, 2014 respectively.

(5)

Jeffrey Ball is related to Brian Pappas as son-in-law, payments include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of $3,423 and $1,305 for the three months ended March 31, 2015 and 2014 respectively and $4,355 and $3,048 for the six months ended March 31, 2015 and 2014, respectively. There was no related party payable at March 31, 2015 or September 30, 2014. In January 2015 Jeffery Ball formed J. Ball Group LLC, in these financial statements payments are combined into one total as they represent the same person and purpose.

Not included in the related party schedule above are payments made to Michael Pappas (nephew to Mr. Pappas). Payments made in the three months ending March 31, 2015 and 2014 were approximately $5,000 and $900, respectively and for the six months ending March 31, 2015 and 2014 were approximately $8,000 and 1,500, respectively.

Certain reclassifications were made in the accompanying Condensed Consolidated Statements of Income to the three months ended March 31, 2014 between Franchise consulting and commissions – Related parties and Franchise consulting and commissions – Other in the amount of $31,334, and to the six months ended March 31, 2014 between Franchise consulting and commissions – Related parties and Franchise consulting and commissions – Other in the amount of $39,370.

In addition, franchisees pay fees directly to Leap Ahead Learning Company for set-up and monthly support of a franchise management tool (FMT). The set-up fee is a one-time charge of $250 and the monthly support fee is $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who is a director and executive officer of the Company.

(3) Franchise Operations

The Company currently supports independently owned franchises located in 43 states, 10 Canadian provinces and 36 other countries.

BFK franchises are required to pay the Company an initial franchise fee of $25,900 for a typical sized, domestic, single territory franchise and an additional $10,000 to $12,000 for an additional territory purchased during the initial agreement. Master franchise fees for international territories can vary from $50,000 to over $100,000 depending upon the international region. Royalty fees and marketing fees are also required to be paid by each franchisee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. A limited number of earlier agreements set the royalty fee at 5% if they opened a Creativity Center, but this provision is not in the current agreements. As of March 31, 2015 there were 25 franchises that have been terminated and there are 9 franchise territories that are inactive. Any terminated or inactive franchise territories can be sold in the open market.

CI franchises are required to pay the Company an initial franchise fee of $24,500 for a typical sized, domestic, single territory franchise and an additional $10,000 to $15,000 for an additional territory purchased during the initial agreement. Royalty fees and marketing fees are also required to be paid by each franchisee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. As of March 31, 2015 there were no franchises that have been terminated or classified as inactive.

SF franchises will be required to pay the Company an initial franchise fee of $19,500 for a typical sized, domestic, single territory franchise and an additional franchise fee of $12,500 for an additional territory purchased during the initial agreement. Royalty fees and marketing fees are also required of each franchisee. The marketing fee is fixed at $50 per month. The Royalty fees is an escalating amount per month starting at $350 per month for the first year and ending at $450 per month for the fifth year. As of March 31, 2015, SF has not sold any franchises.

(4) Accrued Marketing Fund

As stated in the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees.

The marketing fund is used so the owners can participate in regional trade show events and regional and national advertising campaigns. Proposals for use of the marketing fund are accepted from US and Canadian franchise owners. The marketing fund is not designed to cover individual franchise advertising expenditures opportunities. A few examples of the trade shows and advertising the marketing fund has been used for include: Education after school vendor fairs; youth expo's; STEM festivals and homeschool conventions.

The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund bank account with a reduction in the liability account.

As of March 31, 2015 and September 30, 2014, the accrued marketing fund liability balances were $225,984 and $180,009, respectively.

(5) Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of March 31, 2015 of approximately $90,000 is adequate, but actual write-offs could exceed the recorded allowance. The value of accounts written off against the reserve or charged directly to bad debt expense for the three months and six months ending March 31, 2015 and 2014 was approximately $11,000 and $-0- respectively.

 (6) Income tax

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

For the three months ended March 31, 2015 and 2014, the Company recorded a tax provision of approximately $86,000 and $210,000 respectively on its pretax income of approximately $224,000 and $557,000 respectively. For the six months ended March 31, 2015 and 2014, the Company recorded a tax provision of approximately $74,000 and $389,000, respectively, on its pretax income of approximately $190,000 and $1,033,000 respectively.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states.

(7) Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three month periods ended March 31, 2015 and 2014 were approximately $250,000 and $172,000 respectively and for the six month periods ended March 31, 2015 and 2014 were approximately $495,000 and $364,000 respectively.

(8) Notes and Other Receivables

In July of 2013, the Company issued a $70,000 loan to AudioFlix, (a related party company owned by the CEO and which loan is personally guaranteed by the CEO), at 6% interest, monthly interest only payments and fully due and payable by July 1, 2015. The note is convertible up to the maturity date to unrestricted shares in the related party company for any unpaid balance at $0.35 per share. As of March 31, 2015 and September 30, 2014, the principal and accrued interest balance due was $$72,100 and $70,000, respectively. As of April 30, 2015, the accrued interest of $2,100 at March 31, 2015 was paid.

At March 31, 2015 and September 30, 2014 respectively, the Company held certain other receivables totaling $247,118 and $194,088 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years, and Foreign Tax Credits at March 31, 2015 and September 30, 2014 of $26,099 and $22,729 respectively. During both the three and six month period ended March 31, 2015 the Company wrote-off notes receivable from franchisees valued at approximately $12,000. There were no write-offs in the comparable period of 2014.

	2015	2016	Total
Payment schedules for Notes And Other Receivables	$195,435	$51,683	$247,118

(9) Intangible Assets

As of March 31, 2015, the Company had $170,754 of intangible assets. On November 11, 2014 the Company issued 25,000 shares with a fair value of $45,000 (market value at November 11, 2014 of $1.80 per share) to Kidsplorations LLC as part of the original purchase and sale of asset agreement dated September 14, 2012 relating to the Challenge Island franchise concept.

Balance September 30, 2014	$125,754
Additions	45,000
Disposals	-
Balance March 31, 2015	$170,754

The compensation in the agreement is in the form of CLC common stock to be issued in 25,000 share increments at signing and then, over time, based upon the incremental sales of 25 new CI franchises up to a total of 175 new franchises or a total of 175,000 common shares. The initial issue was at the time of signing for 25,000 shares of CLC common stock at a fair market value of $25,250. The first increment of 25,000 shares issue, based on 25 franchise sales, was on November 11, 2014 at a fair value of $45,000. In the future as each 25 new franchises are sold the Company will issue 25,000 shares of common stock of CLC to be valued at the fair market value at the date of issue.

(10) Accrued stock based compensation

On June 23, 2014, the Company agreed to issue 60,000 shares of its common stock for payment relating to commissions earned for Master Franchise sales at such date. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times the fair value of $2.46 per share). The Company recorded the full fair value to Commission Expense and originally recorded a liability under accrued stock based compensation in the accompanying consolidated statement balance sheet. The first 20,000 shares were issued on July 29, 2014 with the respective $49,200 being re-classed to common stock and additional paid in capital as of September 30, 2014. On November 25, 2014 the remaining 40,000 shares of common stock were issued with the remaining balance of $98,400 being re-classed from accrued stock compensation to common stock and additional paid in capital as of March 31, 2015.

(11) Net earnings per share

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

The Company’s potential dilutive securities for employee stock options for the three months ended March 31, 2015 and 2014 are 25,955 and 33,302 respectively, and for the six months ended March 31, 2015 and 2014 are 29,973 and 37,585 respectively.

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net income attributed to common stockholders	$138,239	$347,686	$116,361	$644,501
Basic weighted average outstanding shares of common stock	11,993,895	11,809,409	11,893,184	11,809,409
Net income per share of common stock, basic	$0.01	$0.03	$0.01	$0.05
Dilutive effect of common stock equivalents	25,955	33,302	29,973	37,585
Dilutive weighted average common stock equivalents	12,019,850	11,842,711	11,923,157	11,846,994
net income per share of common stock, diluted	$0.01	$0.03	$0.01	$0.05

(12) Stock Issuance

On November 11, 2014, the company issued 25,000 shares of CLC common stock valued at $45,000 to Kidsplorations, LLC as part of the purchase of assets agreement for Challenge Island. This was based upon the threshold of selling 25 franchises. (See note 9).

On November 25, 2014, the Company issued 40,000 shares of CLC common stock valued at $98,400 for accrued stock base commissions. The expense for these shares were recorded in the fiscal year ended September 30, 2014. This completes the agreement. (See note 10).

On February 18, 2015 the Company issued 85,000 shares of CLC common stock to Sew Fun, LLC as part of a mediated settlement agreement. This settlement terminates the Letter of Intent between CLC and Sew Fun dated October 25, 2012 regarding the purchase and sale of assets between the parties effective December 17, 2012. CLC is relieved of any obligation to pay any sums to Sew Fun after January 1, 2015. (See note 13).

On March 25, 2015 the Company issued 4,000 shares of CLC common stock as an advisory fee valued at $5,040 ($1.26 market value per share) to a marketing consulting firm for an agreement for business development and marketing services. (See note 13).

On January 26, 2015 the Company’s board of directors approved a plan pursuant to Securities and Exchange Commission Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. As of March 31, 2015 the Company has purchased 13,600 shares of CLC common stock at a cumulative cost of $16,845. The value of the treasury stock is recorded at cost in the equity section of the condensed consolidated balance sheet of March 31, 2015.

(13) Commitments and Contingencies

Lease Commitments

The Company entered into a Business Lease in July 2014, to lease unit 103B, Office Space 2, located at 701 Market Street, St. Augustine, Florida. The contract period began August 1, 2014 and ends July 31, 2017. The monthly rent is $950.00.

The Company entered into a Business Lease in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period began July 1, 2014 and ends June 15, 2019. The monthly rent is $1,425.00.

The following table summarizes the Company’s contractual lease obligations as of September 30, 2014:

	2015	2016	2017	Total
Lease of office space	23,155	28,500	26,600	$83,600

Rent expense for the three months ended March 31, 2015 and 2014 was $7,900 and $4,300, respectively and for the six months ended March 31, 2015 and 2014 was $17,105 and $7,825, respectively.

Commitments

During the period ended March 31, 2015 the Company entered into an agreement with a consulting firm for business development and marketing services. Upon signing the agreement CLC issued 4,000 shares of CLC common stock as an advisory fee (valued at $5,040 or $1.26 price per share) to a consulting firm. Additional shares, all shares valued at the date of the contract commitment, of CLC stock will be issued pursuant to this advisory fee agreement as follows: 4,000 shares (valued at $5,040); 4,000 shares (total value $5,040) to be issued 60 days after the effective date of the agreement and 4,000 shares (total value $5,040) issued 90 days after the effective date of the agreement. Commissions, on the successful sale of franchises by the consulting group, will be paid based upon the following schedule: Domestic franchise - 30% of franchise sales price plus 2,000 shares of CLC common stock. International franchise - 20% of franchise sales price plus 5,000 shares of CLC common stock. Valuation was based upon ASC 505-50, which states that the fair value of the equity issued should be measured as the earlier of either; 1) Commitment for performance by the counterparty has been reached OR 2) the counterparty’s performance is complete. As the Company determined the contract date to be the measurement date, the company has recorded prepaid expense and accrued stock payable in the amount of $10,080 for shares to be issued with non-vesting and non-forfeitable requirements. The Company is amortizing the prepaid amount to expense over the contract period.

The Company customarily pays outside brokers a commission fee for the successful sale of a franchise. A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical sized, domestic, single territory franchise fee for BFK is $25,900. If the franchisee buys more than one franchise at the time the initial franchise is purchased, the fee for the other territory is approximately $10,000 to $12,000. The typical size, domestic, single territory franchise fee for CI is $24,500. The commission rate paid the outside broker is typically 25% of the fees collected on an initial territory and 20% on the sale of a subsequent territory. International franchise fees vary and are set relative to the potential of the franchised territories.

The Company also pays consulting and commission fees to related parties. The specific arrangements of these agreements are disclosed in note 2 to the accompanying notes of these condensed consolidated financial statements.

Legal

On September 27, 2013, BFK Franchise Company LLC was named as a co-defendant in a complaint in the 8th Judicial Court, Clark County Nevada, (Case No. A-13-68287-B), filed by a franchisee in Nevada who had purchased three existing Las Vegas territories from other franchisees. In December 2013, without any further legal process, BFK Franchise Company LLC entered into a settlement with the Nevada franchisee to purchase the three Las Vegas territories for $95,000. At the end of the fiscal year September 30, 2014 the outstanding balance of the note was $55,000. During the six months ended March 31, 2015 payment of $30,000 were made leaving a balance due on the note of $25,000. This obligation will be satisfied during the next 5 months.

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

The Company has accrued $106,250 which is the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under “Legal Settlement” in the accompanying balance sheet at September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company’s common stock on the date of the settlement. The 85,000 shares of CLC common stock were issued on February 28, 2015.

In February 2015, the Company was named in a case registered in the circuit court, seventh judicial circuit, in St. Johns County, Florida (Case No. 2015-CA-0174) as defendant in a defamation case by a former corporate officer. The action brought by the plaintiff list damages in excess of $15,000 without any specific total losses. The Company’s management and counsel believe this case has little merit, and the Company intends to vigorously contest these claims.

(14) Subsequent Events

We have evaluated the effects of all subsequent events from April 1, 2015 through the date the accompanying condensed consolidated financial statements were available to be issued.

In April 2015, the Company purchased 1,500 shares of its common stock at $0.854 per share pursuant to its stock buy-back program.

On May 7, 2015, the Company issued a press release announcing the sale of the first five Sew Fun Franchise territories.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally use words such as “expect,” “foresee,” “anticipate,” “project,” “estimate,” “forecast” and similar expressions, and reflect our expectations concerning the future. Such statements are made based on known events and circumstances at the time of publication, and as such, are subject in the future to unforeseen risks and uncertainties. It is possible that our future performance may differ from current expectations expressed in these forward-looking statements, due to a variety of factors such as: foreign and domestic competitors; the ability to continue introducing our services in new areas; domestic and foreign governmental and public policy changes; protection and validity of patent and other intellectual rights; the successful integration of strategic concept offerings and acquisitions; and, the cyclical nature of the business and economic market. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. Forward-looking statements speak only as of the date on which they are made. We undertake no duty to undated forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements.

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

Results of Operations

BFK, which conducts business under the trade name BRICKS 4 KIDZ®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. The Company’s franchisees provide classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks.

BFK operates primarily through a mobile franchise model.

BFK sold its first franchise in September 2009 and as of March 31, 2015, BFK has sold 662 franchises, operating in 43 states, 10 Canadian provinces and 35 other countries. As of March 31, 2015 there were 25 franchises that have been terminated and there are 9 franchise territories that are inactive. Any terminated or inactive franchise territories can be sold in the open market.

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

As of March 31, 2015 CI has sold 40 franchises in the United States and 3 franchises (2 individual and 1 master) in foreign countries. As of March 31, 2015 there were no terminated or inactive franchises.

The Company is in the process of registering SF Franchise Company LLC, (“SF”) with state franchising regulators. SF Franchise Company, LLC was registered with the State of Florida on January 27, 2015. As of March 31, 2015 the Company has not sold any franchises for SF. On May 7, 2015, the Company issued a press release announcing the sale of the first five SF franchise territories.

Unless otherwise indicated, all references to the Company include the operations of BFK, CI and SF.

The Company sells franchises both domestically and internationally. International franchise sales can be a single franchise or a Master Franchise, where the Master Franchisee operates a franchise, but is also able to develop, sell and manage sub-franchises. International franchise and Master Franchise fees vary and are set relative to the potential of the franchised territories.

The following table represents the franchise sales activity for the three month periods and six month periods ending March 31, 2015 and 2014:

	Franchises Sold
	Three Months Ending		Six Months Ending
Franchise Activity	March 31,		March 31,
Creative Learning Corporation	2015	2014	2015	2014
BFK Franchise Company LLC
US First Territories	22	23	35	49
US Second Territories	12	19	20	41
Total US	34	42	55	90

International Frist Territories	1	6	6	13
International Second Territories	-	4	1	6
Master FA Agreements	-	3	-	5
Total International	1	13	7	24
Total BFK	35	55	62	114

CI Franchise Company LLC
US First Territories	7	4	11	5
US Second Territories	2	-	3	-
Total US	9	4	14	5

Master FA Agreements	-	1	-	1
Total International	-	1	-	1
Total CI	9	5	14	6

Total for CLC	44	60	76	120

The following table presents revenues from franchise fees, royalty fees and creative center sales for the three month periods and six month periods ending March 31, 2015 and 2014:

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Revenue:
	Franchise Fees	Decrease	$873,000	$1,510,000	$(637,000)	-42%	Decrease	$1,541,000	$3,068,000	$(1,527,000)	-50%
	Royalty Fees	Increase	$741,000	$441,000	$300,000	68%	Increase	$1,296,000	$741,000	$555,000	75%
	Creative Center Sales	Decrease	$1,000	$53,000	$(52,000)	-98%	Decrease	$1,000	$67,000	$(66,000)	-99%
	Total Revenue		$1,615,000	$2,004,000	$(389,000)	-19%		$2,838,000	$3,876,000	$(1,038,000)	-27%

Franchise fees decreased because the Company sold 16 fewer franchises during the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 and sold 44 fewer franchises during the first six months of fiscal year 2015, compared to the same period of 2014. The decline in franchise fees is primarily a result of an unusually high number of BFK international franchises and international master franchises sold during the first half of fiscal year 2014. The blend of franchise sales for the three and six month periods ending March 31, 2014, included 3 masters franchise agreements and 6 master franchise agreements, respectively. The Company did not sell any master franchise agreements in the three or six months ending March 31, 2015. The master franchises fees are generally in the six-figure range and add significantly to the revenue for the respective reporting period. Furthermore, in the first half of fiscal year 2015 the Company experienced a high demand for Bricks 4 Kids franchise territories that had already been sold (and are currently being operated by franchisees) and therefore we could not sell franchises in those territories.

Royalty fees increased by approximately $300,000 in the three month periods ending March 31, 2015 compared to the same period in 2014 because of an additional 56 franchises or approximately a 29% increase in the average number of franchises paying royalty fees. Royalty fees increased by approximately $555,000 in the six month periods ending March 31, 2015 compared to the same period in 2014 because of an additional 71 franchises or approximately a 41% increase in the average number of franchises paying royalty fees. The Company expects Royalty fees will continue to grow with the increase in the number of franchisees. The Royalty fee for BKF is 7% of revenues with minimum of $1,500 per quarter, with slight variations based on the territory. The Royalty fee for CI is 7% of revenues with minimum of $1,200 per quarter, with slight variations based on the territory. For both BFK and CI the number of franchises required to comply with the royalty fee agreements has increased and will continue to increase with the sale of additional franchises.

Excluded from the Franchise and Royalty revenues are payments made by franchisees directly to Leap Ahead Learning Company for set-up and monthly support of a franchise management tool (FMT). The set-up fee is $250 and the monthly support fee is $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who is a director and executive officer of the Company.

Total Operating Expenses for the three month periods ended March 31, 2015 and 2014 was approximately $1,392,000 and $1,487,000, respectively. There was a decrease in operating expenses of approximately $95,000 in 2015. Total Operating Expenses for the six month periods ended March 31, 2015 and 2014 was approximately $2,649,000 and $2,887,000 respectively. There was a decrease in operating expenses in 2015 of approximately $238,000.The changes in operating expenses are explained as follows:

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Operating expenses:
	Consulting and Commissions	Decrease	$311,000	$613,000	$(302,000)	-49%	Decrease	$698,000	$1,177,000	$(479,000)	-41%

The Company pays a commission of 25% of the franchise fee for the sale of a new territory, 20% commission of the franchise fee for the sale of a second franchise territory to a new franchisee (at the initial sale date) and, 20% commission of the franchise fee for the sale of a master franchise. With the reduction of 16 new franchises, including 3 master franchises, in the three month periods ending March 31, 2015 versus 2014 and 44 new franchises, including 5 master franchises, in the first six months of fiscal 2015 versus the same period of fiscal 2014, the payments for commissions and consulting fees declined, as a result of the number and blend of franchise sales, for each of the respective reporting periods.

In future financial reporting periods, the above commissions and consulting fees paid to FranVentures, LLC, MC Logic, LLC and Leap Ahead Learning Company, starting in April 2015, will no longer be paid to these limited liability companies controlled by the officers of the Company and will be paid directly to the officers and recorded as officers’ compensation. These officers also receive travel and expense reimbursements.

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Operating expenses:
	Franchise training & expenses	Decrease	$95,000	$128,000	$(33,000)	-26%	Decrease	$198,000	$226,000	$(28,000)	-12%

For the three month periods ending March 31, 2015 compared to March 31, 2014 there was a net reduction in franchise training and expenses of approximately $33,000 due to the reduction in the number of franchises sold in 2015. This reduction is comprised of the following: (i) fewer Lego kits provided to franchises of approximately $18,000, (ii) decreased expense related to field visits to franchises by support services of approximately $11,000, and (iii) Decreased miscellaneous other support services provided to franchises of approximately $4,000. For the six month periods ending March 31, 2015 compared to March 31, 2014 there was a net reduction of approximately $28,000 comprised of the following: (i) fewer Lego kits provided to franchises reduction of approximately $40,000, and (ii) decreased expense related to field visits to franchises by support services reduction of approximately $31,000, offset by an increase in printed brochures and materials of approximately $15,000, increase in support service for international development approximately $5,000 and an increase in services to translate printed material from English to foreign languages of approximately $23,000.

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Operating expenses:
	Salaries and payroll expenses	Increase	$294,000	$242,000	$52,000	21%	Increase	$613,000	$435,000	$178,000	41%

This reflects the increase in staff levels for the three and six month periods ending March 31, 2015 of approximately 11 staff members to support the growth in the number of franchises. The areas that required an increase to support the growth of Franchisee’s were: Franchisee Support, Legal, Marketing and Accounting.

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Operating expenses:
	Advertising	Increase	$250,000	$172,000	$78,000	45%	Increase	$495,000	$364,000	$131,000	36%

The increase during the three and six month periods ending March 31, 2015 in advertising reflects an increase by the Company in lead advertising with an increasing variety of publications as well as promotion in the current new franchise territories. Print material include: Delta Sky, Double Duty Divas, and Franchise Catalog.

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Operating expenses:
	Professional fees	Increase	$131,000	$80,000	$51,000	64%	Increase	$228,000	$130,000	$98,000	75%

The increase in professional fees during the three month periods ending March 31, 2015 and 2014 reflects an increase in accounting service fees of approximately $28,000 and US Patent and Trademark legal expenses of approximately $14,000. The increase in professional fees is for the six month periods ending March 31, 2015 and 2014 reflects the increase in legal fees of approximately $50,000 associated with the Company selling franchises in the international markets and audit, accounting and legal fees of approximately $40,000 associated with additional regulatory reporting.

		Three Months Ended					Six Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	03/31/15	03/31/14	Amount	%	Decrease	03/31/15	03/31/14	Amount	%
Operating expenses:
	Other operating expenses	Increase	$311,000	$252,000	$59,000	23%	Decrease	$417,000	$555,000	$(138,000)	-25%

During the three month periods ending March 31, 2015 and 2014 operating expenses increased $59,000. Included in this increase is an additional bad debt provision of approximately $57,000 during the current period versus $-0- in the same period of the prior year. This included the write-off of approximately $12,000 for notes receivable during the period ended March 31, 2015. In the six months ending March 31, 2015 compared to the same period in 2014, the Company experienced a net decrease of approximately $138,000 in other operating expenses that include: A reduction in office expenses of approximately $110,000, a reduction in stock-based compensation of approximately $22,000, and a reduction in other general and administrative expenses of approximately $82,000, off-set by an increase in bad debt provision of approximately $60,000 and $12,000 of notes receivable being written off.

Liquidity, Capital Resources and Financial Position

As of March 31, 2015, the Company has total cash and cash equivalents of approximately $2,740,000. Net working capital at March 31, 2015 is approximately $3,074,000. We expect our normal operating cash needs for the balance of this fiscal year to be provided by earnings from on-going operations, based upon revenues exceeding operating expenses.

Cash Flow

	(Unaudited)
	For the Six Months Ended
	March 31,
	2015	2014

Net cash provided (used) by operating activities	$(268,879)	$1,279,728
Net cash provided (used) by investing activities	$(34,261)	$24,004
Net cash provided (used) by financing activites	$(18,645)	$(21,952)

Operating Activities

The increase in our cash used in the six months ending March 31, 2015 was primarily the result of a decrease in the number of franchises and master franchises sold compared to the six months ending March 31, 2014 and changes in certain working capital accounts. Total revenues from franchise fees and master franchise fees for the six months ending March 31, 2015, declined just over $1,500,000 for the period compared to that same period of the prior year. That was offset by an increase in royalty fees of over $550,000 for the six months ending March 31, 2015 compared to the same period of the prior year. In the current six months royalties represented approximately 46% of the total revenue compared to approximately 20% for the same period in the prior year. We expect, as the sale of franchises levels, the cash flow percentage of royalty fees to totals revenue should continue to increase in the future.

During the six month period ended March 31, 2015 and 2014, the Company made payments of approximately $30,000 and $-0- respectively on a legal settlement with a Nevada franchise.

Investing Activities

During the six months ended March 31, 2014, the Company sold intangible asset (Nevada franchise territories temporarily held by the Company) providing cash of just over $65,000. For the six month periods ended March 31, 2015 and 2014, the Company acquired fixed assets of approximately $32,000 and $31,000 respectively.

Financing Activities

During the six months ended March 31, 2015, the Company used cash to acquire 13,600 shares of CLC stock valued at approximately $17,000.

During the six months ended March 31, 2015, the Company used cash for the repayment of a note payable.

Capital Requirements

As of March 31, 2015, the Company’s present total operating cash requirements were approximately $500,000 per month.

The Company anticipates meeting its capital requirements for the twelve-month period ending September 30, 2015. The approximate capital requirements will be as follows:

Franchise consulting, commissions, training and related expenses	$1,800,000
Salaries and payroll taxes	$1,200,000
Advertising	$1,000,000
Other operating expenses	$1,500,000

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

Commitments and Contingencies

See note 13 to the accompanying condensed consolidated financial statements for a discussion of our commitments and contingencies.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonable likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Critical Accounting Policies and Recent Accounting Pronouncements

The critical accounting policies below should be read in conjunction with those outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results Of Operations” in the Company’s Form 10-K Amendment No. 2 (Form 10-K/A) filed with the SEC on March 31, 2015 and in note 1 to the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these condensed consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they leave training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties are recognized as earned.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a small reporting company.

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, because of the material weakness in the Company’s internal control over financial reporting and disclosure lapse described in Item 9A in the Company’s Form 10-K/A (Amendment No. 2) filed with the Securities and Exchange Commission on March 31, 2015, the Company’s disclosure controls and procedures were not effective as of March 31, 2015.

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

The Board of Directors also appointed on April 14, 2015 three of its directors, Mr. Marucci, Mr. Grant and Mr. O’Donnell, to serve on the Company’s audit committee. The Board of Directors has determined that Mr. Marucci and Mr. Grant are independent directors as that term is defined in Section 803A1 of the NYSE MKT Company Guide with both directors meeting the qualifications of being financial experts. The audit committee consists of a majority of outside independent directors.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1. Legal Proceedings

See note 13 to the accompanying condensed consolidated financial statements for a discussion of legal proceedings involving the Company.

Item 1A. Risk Factors

Not applicable to a small reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Common Stock

On February 18, 2015 the Company issued 85,000 shares of CLC common stock to Sew Fun, LLC as part of a mediated settlement agreement. This settlement terminates the Letter of Intent between CLC and Sew Fun dated October 25, 2012 regarding the purchase and sale of assets between the parties effective December 17, 2012. CLC is relieved of any obligation to pay any sums to Sew Fun after January 1, 2015.

On March 25, 2015 the Company entered into an agreement with a consulting firm for business development and marketing services. Upon signing the agreement CLC issued 4,000 shares of CLC common stock as an advisory fee to the consulting firm.

The foregoing shares were issued pursuant to the exemption from registration set forth in Section 4(a)(2) of the Securities Act of 1933, as amended.

Stock Repurchases

On January 26, 2015 the Company’s board of directors approved a plan pursuant to Exchange Act Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. As of March 31, 2015 the Company has purchased 13,600 shares of CLC common stock at a cumulative cost of $16,845, as set forth in the table below.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan
1/1/15 - 1/31/15	-	$-	-	100,000
2/1/15 - 2/28/15	9,000	$1.23	9,000	91,000
3/1/15 - 3/31/15	4,600	$1.26	4,600	86,400
Total	13,600	$1.24	13,600	86,400

__________

(1) All shares were repurchase in open market transactions pursuant to the 100,000 shares repurchas program authorized by the Company's board of directors, which commenced on January 26, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1	Section 1350 Certification of Principal Executive Officer.

32.2	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: May 19, 2015	By:	/s/ Brian Pappas
Brian Pappas
Chief Executive Officer (Principal Executive Officer)

Dated: May 19, 2015	By:	/s/ Rick Alder
Rick Alder
Controller (Principal Financial and Accounting Officer)

