Form 10-Q
period 2015-06-30
CREATIVE LEARNING Corp
filed 2015-08-19
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,986,309 shares of common stock as of August 11, 2015.

CREATIVE LEARNING CORPORTION

Form 10-Q

Quarter Ended June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	September 30,
	2015	2014
Assets
Current Assets:
Cash	$2,803,962	$3,061,458
Restricted cash	194,965	180,009
Accounts receivable, less allowance for doubtful accounts of approximately $74,000 and $41,000, respectively	410,834	303,122
Prepaid expenses	22,825	7,850
Other receivables - current portion	188,959	126,339
Note receivable - related party	70,000	70,000
Income Tax receivable	46,105	115,825
Deferred tax asset	48,723	48,723
Total Current Assets	3,786,373	3,913,326

Other receivables - net of current portion	41,128	67,749
Property and equipment, net of accumulated depreciation of $131,891and $98,238, respectively	341,398	322,659
Intangible assets	170,754	125,754
Deposits	15,701	11,425

Total Assets	$4,355,354	$4,440,913

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$2,695	$42,234
Accounts payable - other	155,077	492,698
Accrued stock based compensation	—	98,400
Accrued liabilities	32,250	—
Unearned revenue	60,520	—
Accrued marketing fund	194,965	180,009
Customer deposits	126,475	96,737
Deferred tax liability	5,550	5,550
Notes Payable	425	2,225
Legal settlement	10,000	161,250
Total Current Liabilities	587,957	1,079,103

Long-term deferred tax liability	22,230	22,230
Total Liabilities	610,187	1,101,333
Commitments and Contingencies - Note 13
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; shares issued as of June 30, 2015 and September 30, 2014: 12,001,409 and 11,829,409, respectively and shares outstanding as of June 30, 2015 and September 30, 2014: 11,986,309 and 11,829,409, respectively.	1,200	1,183
Additional paid-in capital	2,534,554	2,263,501
Treasury Stock 15,100 shares and -0- shares, respectively (cost method)	(18,126)	—
Retained earnings	1,227,539	1,074,896
Total Stockholders’ Equity	3,745,167	3,339,580

Total Liabilities and Stockholders’ Equity	$4,355,354	$4,440,913

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Income

	(Unaudited)		(Unaudited)
	For the Three		For the Nine
	Months Ended		Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Revenues:
Initial franchise fees	$940,967	$1,605,899	$2,481,860	$4,674,372
Royalties fees	713,941	504,265	2,009,611	1,245,688
Corporate creativity center sales	1,034	3,618	2,318	70,818
	1,655,942	2,113,782	4,493,789	5,990,878

Operating expenses:
Franchise consulting and commissions:
Related parties	148,620	185,682	401,518	669,734
Other	309,916	462,379	755,382	1,155,309
Franchise training and expenses	116,874	122,700	315,497	348,355
Salaries and payroll taxes	347,217	264,774	959,941	700,200
Advertising	211,949	263,860	707,391	627,467
Professional fees	201,302	97,135	429,593	226,752
Office expense	29,002	49,504	96,507	232,245
Bad debt expense	28,000	—	100,118	—
Depreciation	11,510	10,061	33,653	29,539
Stock-based compensation	—	—	—	21,537
Other general and administrative expenses	197,463	147,243	451,141	479,415
Total operating expenses	1,601,853	1,603,338	4,250,741	4,490,553

Income from operations	54,089	510,444	243,048	1,500,325

Other income (expense):
Interest income / (expense) - net	1,895	—	6,044	(2)
Other income (expense)	(1,702)	6,796	(4,449)	50,267
Total other income (expense)	193	6,796	1,595	50,265

Income before provision for income taxes	54,282	517,240	244,643	1,550,590

Provision for income taxes	18,000	199,167	92,000	588,016

Net Income	$36,282	$318,073	$152,643	$962,574

Net income per share
Basic	$0.00	$0.03	$0.01	$0.08
Basic weighted average number of common shares outstanding	11,975,199	11,809,409	11,920,523	11,809,409
Diluted	$0.00	$0.03	$0.01	$0.08
Diluted weighted average number of common shares outstanding	11,991,840	11,854,528	11,947,376	11,854,528

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows

	(Unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$152,643	$962,574
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,653	29,539
Provision for bad debts	88,000	—
Write-off of accounts receivable	55,275	—
Write-off of other receivables	12,118	—
Amortization of prepaid expense	2,000	—
Loss on disposal of assets	—	1,476
Gain on sale of assets	—	(18,335)
Materials purchased with notes payables	—	26,300
Compensatory equity issuances	—	21,537
Stock issued for services	11,340	—
Changes in operating assets and liabilities:
Restricted cash	(14,956)	—
Accounts receivable	(250,987)	(72,872)
Prepaid expenses	(6,895)	(37,069)
Income tax receivable	69,720	—
Other receivables	(48,117)	(4,743)
Deposits	(4,276)	8,575
Accounts payable - Related parties	(39,539)	—
Accounts payable - Third parties	(337,621)	146,443
Payroll accruals	—	14,797
Repayment of legal settlement	(45,000)	—
Accrued liabilities	32,250	147,600
Unearned revenue	60,520	60,000
Accrued marketing funds	14,956	60,505
Customer deposits	29,738	(60,026)
Income tax payable	—	208,090
Net cash provided (used) by operating activates	(185,178)	1,494,391
Cash flows from investing activities:
Acquisition of property and equipment	(52,392)	(61,113)
Acquisition of intangible assets	—	(10,000)
Sale of intangible assets	—	25,900
Issuance of loan to related party - MC Logic LLC	—	(125,000)
Repayment of loan from related party - MC Logic LLC	—	125,000
Net cash provided (used) by investing activities	(52,392)	(45,213)
Cash flows from financing activities:
Acquisition of treasury stock	(18,126)	—
Issuance of note payable	—	3,000
Repayment of notes payable	(1,800)	(38,576)
Net cash (used) by financing activities	(19,926)	(35,576)
Net change in cash	(257,496)	1,413,602
Cash, beginning of period	3,061,458	2,004,947
Cash, end of period	$2,803,962	$3,418,549

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Continued)

	(Unaudited)
	For the Nine Months Ended
	June 30,	June 30,
	2015	2014
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$375,397
Interest	$—	$2
Supplemental non-cash investing and financing activities:
Issuance of common stock for acquisition of intangible assets	$45,000	$—
Issuance of common stock for accrued stock based compensation	$98,400	$—
Issuance of common stock in settlement of arbitration agreement	$106,250	$—
Issuance and accrual of common stock for prepaid advisory agreement on business development	$10,080	$—
Intangible assets acquired with notes payables	$—	$67,474
Intangible assets sold with notes receivables	$—	$39,425
Equipment acquired with notes payables	$—	$6,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

The accompanying condensed consolidated financial statements include the accounts of Creative Learning Corporation (“CLC” or the “Company”) and its wholly owned subsidiaries, BFK Franchise Company LLC (“BFK”), BFK Development Company LLC (“BFKD”), CI Franchise Company LLC (“CI”), Sew Fun Franchise Company LLC (“SEW FUN”) and SF Franchise Company LLC (“SF”) from January 27, 2015.

When used in these notes, the terms "Company,” "we,” "us" or "our" mean Creative Learning Corporation, together with its consolidated subsidiaries.

SF commenced state required registrations and franchises sales under this third franchise concept in the third quarter of fiscal year 2015. SF offers after-school classes, camps and birthday parties for children ages 8 - 13+, as well as adult classes, in fashion design. As of June 30, 2015, SF has granted and sold 4 franchises.

The LLC agreements for BFK, BFKD, CI, SF, and SEW FUN do not have a termination date associated with the life of the organizations. Each of BFK, BFKD, CI, SF and SEW FUN has a single member, controlled 100% by CLC.

CLC operates wholly owned subsidiaries BFK, CI and SF under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

Basis of Presentation

The included (a) condensed consolidated balance sheet as of September 30, 2014, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated financial statements as of June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K Amendment No. 2 (Form 10-K/A) filed with the SEC on March 31, 2015 (the “2014 Annual Report”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for future quarters or for the full year. Notes to the condensed financial statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2014 as reported in the 2014 Annual Report have been omitted.

Summary of Significant Accounting Policies

This summary of significant accounting policies is presented to assist the reader in understanding and evaluating the Company’s financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CLC and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2015, the Company had $60,520 in unearned revenue for franchise fees collected but for which franchisees had not completed training.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, depreciation of property and equipment, amortization of intangible assets, recoverability of long-term assets and the fair market value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these condensed consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued guidance codified in ASC 606, “Revenue Recognition – Revenue from Contracts with Customers,” which amends the guidance in former ASC 605, “Revenue Recognition,” and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606 on the organization.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents as of June 30, 2015 and September 30, 2014. The Company had cash of approximately $2,800,000 and $3,100,000 as of June 30, 2015 and September 30, 2014, respectively.

The Company has restricted cash of approximately $195,000 and $180,000 as of June 30, 2015 and September 30, 2014, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements of BFK and CI, a monthly marketing fund of 2% of gross revenues is collected and held for promotion of the brand. Per the franchise agreements of SF, a fixed monthly fee of $50 is collected and held for promotion of the brand.

The Company has two operating accounts with Wells Fargo, N.A. (“Wells Fargo”) that exceed the $250,000 FDIC limit by approximately $2,300,000. The Company is confident the asset is secure based upon our history with and the stability of Wells Fargo.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Equity Instruments Issued to Non-Employees for Acquiring Goods or Services

Issuances of the Company's common stock or warrants for acquiring goods or services are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The measurement date for the fair value of the equity instruments issued to consultants or vendors is determined at the earlier of (i) the date at which a commitment for performance to earn the equity instruments is reached (a "performance commitment" which would include a penalty considered to be of a magnitude that is a sufficiently large disincentive for nonperformance) or (ii) the date at which performance is complete. Although situations may arise in which counter performance may be required over a period of time, the equity award granted to the party performing the service is fully vested and non-forfeitable on the date of the agreement. As a result, in this situation in which vesting periods do not exist as the instruments fully vested on the date of agreement, the Company determines such date to be the measurement date and will record the estimated fair market value of the instruments granted as a prepaid expense and amortize such amount to general and administrative expense in the accompanying statement of operations over the contract period. (See note 13). When it is appropriate for the Company to recognize the cost of a transaction during financial reporting periods prior to the measurement date, for purposes of recognition of costs during those periods, the equity instrument is measured at the then-current fair values at each of those interim financial reporting dates.

(2) Related Party Disclosure

During the three and nine months ended June 30, 2015 and 2014, the Company incurred related party (companies related by common control) expenses of:

	Commissions and Consulting		Commissions and Consulting
	Three months ended		Nine months ended
	30-Jun		30-Jun
Related Party	2015	2014	2015	2014
FranVentures, LLC (owned by Brian Pappas)(1)	$55,676	$86,689	$122,089	$241,027
MC Logic, LLC (owned by Michelle Cote)(2)	$17,000	$19,500	$38,000	$84,000
Leap Ahead Learning Company (owned by Dan O'Donnell)(3)	$5,000	$1,500	$38,000	$65,000
Bottom Line Group (4)	$51,104	$42,514	$136,209	$162,289
Jeffery Ball and J. Ball Group LLC (5)	$19,840	$35,479	$67,220	$117,418
	$148,620	$185,682	$401,518	$669,734

———————

(1)

Brian Pappas, a director and former chief executive officer of the Company, is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC receives a 5% commission on BFK franchise sales by the Company. The related party payable was $2,195 and $16,594 at June 30, 2015 and September 30, 2014, respectively. Not included above are travel and expense charges for Mr. Pappas for the three months ending June 30, 2015 and 2014 of approximately $7,000 and $20,000, respectively, and for the nine months ended June 30, 2015 and 2014 of approximately $31,000 and $43,000, respectively. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the three months ended June 30, 2015 and 2014 of approximately $12,500 and $12,500, respectively, and nine months ended June 30, 2015 and 2014 of approximately $37,500 and $37,500, respectively. As of August 6, 2015, Mrs. Pappas is no longer employed by the Company. Not included above are expense reimbursements for Mrs. Pappas for the three months ended June 30, 2015 and 2014 of approximately $1,000 and $1,000, respectively, and for the nine months ended June 30, 2015 and 2014 of approximately $3,000 and $3,000, respectively. Also see note receivable from related party (note 8).

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a director and founder of the Company. MC Logic receives a $500 commission for each franchise sale by BFK. Not included above are travel and expense reimbursements paid of approximately $300 and $-0- for the three month periods ended June 30, 2015 and 2014, respectively, and approximately $4,600 and $-0- for the nine month periods ended June 30, 2015 and 2014, respectively. The related party payable was approximately $500 and $1,500 at June 30, 2015 and September 30, 2014, respectively. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who is a director and executive officer of the Company and a member of the Company’s Audit Committee. Ending on April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services provided through Mr. O'Donnell. Subsequent to April 15, 2015, Mr. O’Donnell’s base pay with the Company was adjusted by an equivalent amount. Not included above are travel and expense reimbursements paid of approximately $6,700 and $12,800 for the three month periods ended June 30, 2015 and 2014, respectively, and approximately $61,700 and $42,400 for the nine month periods ended June 30, 2015 and 2014, respectively. There was no related party payable at June 30, 2015 or September 30, 2014.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $6,700 and $7,700 for the three months ended June 30, 2015 and 2014, respectively, and of approximately $16,800 and $45,300 for the nine months ended June 30, 2015 and 2014, respectively. The related party payable was approximately $-0- and $24,140 at June 30, 2015 and September 30, 2014, respectively. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). Payments made in the three months ended June 30, 2015 and 2014 were approximately $4,600 and $800, respectively, and for the nine months ended June 30, 2015 and 2014 were approximately $13,200 and $2,300, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $8,300 and $900 for the three months ended June 30, 2015 and 2014, respectively, and of approximately $12,700 and $3,900 for the nine months ended June 30, 2015 and 2014, respectively. There was no related party payable at June 30, 2015 or September 30, 2014. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

Certain reclassifications were made in the accompanying Condensed Consolidated Statements of Income to the three months ended June 30, 2014 between Franchise consulting and commissions – Related parties and Franchise consulting and commissions – Other in the amount of $19,505, and to the nine months ended June 30, 2014 between Franchise consulting and commissions – Related parties and Franchise consulting and commissions – Other in the amount of $33,095.

In addition, all franchisees pay fees directly to Leap Ahead Learning Company for set-up and monthly support of a franchise management tool (“FMT”). The set-up fee is a one-time charge of $250 and the monthly support fee is $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who is a director and executive officer of the Company.

(3) Franchise Operations

The Company currently supports independently owned franchises located in 45 states in the United States, 10 Canadian provinces and 38 other countries.

BFK franchises are required to pay the Company an initial franchise fee of $25,900 for a typical sized, domestic, single territory franchise and an additional $10,000 to $12,000 for an additional territory purchased during the initial agreement. Master franchise fees for international territories can vary from $50,000 to over $100,000 depending upon the international region. Royalty fees and marketing fees are also required to be paid by each franchisee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. There is a minimum royalty fee of $1,500 for an initial territory and $750 for an additional territory per 12 week period. For new franchises the royalty fees do not become payable until after their initial 6 months of operations. A limited number of earlier agreements set the royalty fee at 5% if they opened a Creativity Center, but this provision is not in the current agreements. As of June 30, 2015, there were 33 franchises that have been terminated from the beginning of BFK operations and there were 21 franchise territories that are inactive from the beginning of BFK operations. Any terminated or inactive franchise territories can be sold in the open market.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

CI franchises are required to pay the Company an initial franchise fee of $24,500 for a typical sized, domestic, single territory franchise and an additional $10,000 to $15,000 for an additional territory purchased during the initial agreement. Royalty fees and marketing fees are also required to be paid by each franchisee. The marketing fee is 2% of gross sales, and the current royalty fee is 7% of gross sales. There is a minimum royalty fee of $1,200 for an initial territory and $500 for an additional territory per 12 week period. For new franchises the royalty fees do not become payable until after their initial 6 months of operations. As of June 30, 2015 there were 7 franchises that have been terminated or classified as inactive from the beginning of CI operations.

SF franchises are required to pay the Company an initial franchise fee of $19,500 for a typical sized, domestic, single territory franchise and an additional franchise fee of $12,500 for an additional territory purchased during the initial agreement. Royalty fees and marketing fees are also required of each franchisee. The marketing fee is fixed at $50 per month. The royalty fee is an escalating amount per month starting at $350 per month for the first year and ending at $450 per month for the fifth year. For new franchises the royalty fees do not become payable until after their initial month of operation. As of June 30, 2015, SF has granted 4 franchises, these initial franchises were granted at a discounted franchise fee.

The Company, from time to time, utilizes brokers to market and sell franchises.  In connection with such marketing and sales, these brokers have, from time to time, referred potential franchisees to Seed Capital and Excel Capital for financing. The Company has instructed all of its brokers that going forward it will not permit its brokers to participate in or facilitate any third-party financing for prospective franchisees.

(4) Accrued Marketing Fund

As stated in the terms of the franchise agreements, the Company collects 2% of each franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. The marketing fund that is collect from US and Canadian franchisees is used for the respective country. US funds are used in the United States and Canada funds are used in Canada. The concentration of franchises in any one international area is not large enough to provide a marketing fund benefit.

The marketing fund is used so the owners can participate in regional trade show events and regional and national advertising campaigns. Proposals for use of the marketing fund are accepted from United States and Canadian franchise owners. The marketing fund is not designed to cover individual franchise advertising expenditures opportunities. A few examples of the trade shows and advertising the marketing fund has been used for include: education after school vendor fairs, youth expos, STEM (Science, Technology, Engineering, Mathematics) festivals and homeschool conventions.

The marketing fund amounts are accounted for as a liability on the balance sheet, and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund bank account with a reduction in the liability account.

As of June 30, 2015 and September 30, 2014, the accrued marketing fund liability balances were approximately $195,000 and $180,000 respectively.

(5) Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. These receivables are solely derived from the invoicing of franchises for royalty fees and marketing fees. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts as of June 30, 2015 of approximately $74,000 is adequate, but actual write-offs could exceed the recorded allowance. The value of accounts written off against the reserve for the three months ended June 30, 2015 and 2014 was approximately $44,000 and $14,000 respectively, and for the nine months ending June 30, 2015 and 2014 was approximately $55,000 and $17,000 respectively.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

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

For the three months ended June 30, 2015 and 2014, the Company recorded a tax provision of approximately $18,000 and $199,000 respectively on its pretax income of approximately $54,000 and $517,000 respectively. For the nine months ended June 30, 2015 and 2014, the Company recorded a tax provision of approximately $92,000 and $588,000 respectively on its pretax income of approximately $245,000 and $1,550,000 respectively.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states within the United States.

(7) Advertising costs

Advertising costs are expensed as incurred. Advertising costs for the three month periods ended June 30, 2015 and 2014 were approximately $212,000 and $264,000, respectively, and for the nine month periods ended June 30, 2015 and 2014 were approximately $707,000 and $627,000, respectively.

(8) Notes and Other Receivables

In July 2013, the Company loaned $70,000 to a related party company owned by Brian Pappas, AudioFlix, Inc. (“AudioFlix”), in the form of a convertible note at 6% interest, with monthly interest only payments and fully due and payable not before July 1, 2015. The note is personally guaranteed by Brian Pappas and is convertible up to the maturity date to unrestricted shares in AudioFlix for any unpaid balance at $0.35 per share. Management has determined the note could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and has sought repayment of the note in full. As of June 30, 2015 and September 30, 2014, the principal balance due was $70,000 and $70,000, respectively. On July 31, 2015, the Company, through legal counsel, issued a formal demand to pay the note and interest due. Full payment of the note plus interest was received by the Company on August 12, 2015.

At June 30, 2015 and September 30, 2014, the Company held certain other receivables totaling $226,087 and $171,088, respectively, for extended payment terms of franchise fees, generally through non-interest bearing notes with monthly payments, payable within one to two years. During the three month and nine month periods ended June 30, 2015, the Company wrote off notes receivable from franchises valued at approximately $12,000 and $22,000, respectively. The receivable deemed uncollectible and written-off during the nine months ended June 30, 2015 were in the following territories, Hoboken, NJ, Mead, Co, and St. Martinsville, LA. There were no write-offs in the comparable periods of 2014. The Company held foreign tax credits at June 30, 2015 and September 30, 2014 of approximately $4,000 and $23,000, respectively.

(9) Intangible Assets

At June 30, 2015, the Company had approximately $171,000 of intangible assets. On November 11, 2014, the Company issued 25,000 shares with a fair value of $45,000 (market value at November 11, 2014 of $1.80 per share) to Kidsplorations LLC as part of the original purchase and sale of asset agreement, dated September 14, 2012 relating to the Challenge Island franchise concept. The compensation in the agreement is in the form of CLC common stock to be issued in 25,000 share increments at signing and then, over time, based upon the incremental sales of 25 new CI franchises up to a total of 175 new franchises, or a total of 175,000 common shares. At the time of the signing of such agreement, CLC issued 25,000 shares of CLC common stock at a fair market value of $25,250. The first increment of 25,000 shares issuance, based on 25 franchise sales, occurred on November 11, 2014 at a fair value of $45,000. In the future as each 25 new franchises are sold, the Company will issue 25,000 shares of common stock of CLC to be valued at the fair market value at the date of issue.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Balance September 30, 2014	$125,754
Additions	45,000
Disposals	—
Balance June 30, 2015	$170,754

(10) Accrued stock based compensation

On June 23, 2014, the Company agreed to issue 60,000 shares of its common stock for payment relating to commissions earned for master franchise sales at such date. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times the fair value of $2.46 per share). The Company recorded the full fair value to commission expense and originally recorded a liability under accrued stock based compensation in the accompanying consolidated statement balance sheet. The first 20,000 shares were issued on July 29, 2014, with the respective $49,200 being re-classed from accrued stock compensation to common stock and additional paid in capital as of September 30, 2014. On November 25, 2014, the remaining 40,000 shares of common stock were issued with the remaining balance of $98,400 being re-classed from accrued stock compensation to common stock and additional paid in capital.

(11) Net earnings per share

ASC 260-10-45, “Earnings Per Share,” requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

The Company’s potential dilutive securities for employee stock options for the three months ended June 30, 2015 and 2014 are 16,641 and 33,302, respectively, and for the nine months ended June 30, 2015 and 2014 are 26,853 and 37,585, respectively.

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income attributed to common stockholders	$36,282	$318,073	$152,643	$962,574
Basic weighted average outstanding shares of common stock	11,975,199	11,809,409	11,920,523	11,809,409
Net income per share of common stock, basic	$0.00	$0.03	$0.01	$0.08
Dilutive effect of common stock equivalents	16,641	45,119	26,853	45,119
Dilutive weighted average common stock equivalents	11,991,840	11,854,528	11,947,376	11,854,528
net income per share of common stock, diluted	$0.00	$0.03	$0.01	$0.08

(12) Stock Issuance

On November 11, 2014, the Company issued 25,000 shares of CLC common stock valued at $45,000 to Kidsplorations, LLC, as part of the purchase of assets agreement for CI. This was based upon the threshold of selling 25 franchises. (See note 9).

On November 25, 2014, the Company issued 40,000 shares of CLC common stock valued at $98,400 to certain independent broker for accrued stock base commissions. This completes the agreement referenced in note 10 above. (See note 10).

On February 18, 2015, the Company issued 85,000 shares of CLC common stock to Sew Fun, LLC (“SFLLC”) as part of a mediated settlement agreement. This settlement terminates the Letter of Intent between CLC and SFLLC, dated October 25, 2012, regarding the purchase and sale of assets between the parties effective December 17, 2012. CLC is relieved of any obligation to pay any sums to SFLLC after January 1, 2015. (See note 13).

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

On March 25, 2015, the Company issued 4,000 shares of CLC common stock as an advisory fee valued at $5,040 ($1.26 market value per share) to The Brewer Group, Inc. (“Brewer Group”) for an agreement for business development and marketing services. The $5,040 was charged to consulting expense during the month of March, 2015. (See note 13).

On May 1, 2015, the Company entered into an agreement with a consulting firm for business development and marketing services. CLC issued 8,000 shares of CLC common stock as an advisory fee valued at $10,080 ($1.26 market value per share) to the consulting firm. The $10,080 was charged to prepaid expenses with equal monthly charge of approximately $2,000 being allocated to consulting expense over the life of the agreement.

On June 18, 2015 the Company issued 10,000 shares of CLC common stock as a commission for the achievement of selling master franchises. The shares were valued at the stock value as of the date of issue, which totaled $6,300. The $6,300 was charged against an accrued liability that had been established on September 30, 2014.

On January 26, 2015, the Company’s board of directors approved a plan pursuant to Securities and Exchange Commission Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. As of June 30, 2015 the Company has purchased 15,100 shares of CLC common stock at a cumulative cost of approximately $18,000. The value of the treasury stock is recorded in the equity section of the condensed consolidated balance sheet of June 30, 2015.

(13) Commitments and Contingencies

Lease Commitments

The Company has entered into leasing agreements for office space located in St. Augustine, Florida. The contract periods began July, 2014 and end June, 2019. The monthly rent under these agreements is $2,375.

The following table summarizes the Company’s contractual lease obligations as of September 30, 2014:

	2015	2016	2017	Total
Lease of office space	$23,155	$28,500	$26,600	$83,600

Rent expense for the three months ended June 30, 2015 and 2014 was approximately $7,000 and $3,000, respectively and for the nine months ended June 30, 2015 and 2014 was approximately $24,000 and $11,000, respectively.

Commitments

On March 6, 2015, the Company entered into an agreement with the Brewer Group, a consulting firm for business development and marketing services. Upon signing the agreement, CLC issued 4,000 shares of CLC common stock as an advisory fee (valued at $5,040 or $1.26 price per share) to the Brewer Group. On May 1, 2015, an additional 8,000 shares (total value $10,080) of CLC stock was issued as part of the advisory fee. Commissions on the successful sale of franchises by the Brewer Group, will be paid based upon the following schedule: Domestic franchise - 30% of franchise sales price plus 2,000 shares of CLC common stock; International franchise - 20% of franchise sales price plus 5,000 shares of CLC common stock. Valuation was based upon ASC 505-50, which states that the fair value of the equity issued should be measured as the earlier of either; (1) Commitment for performance by the counterparty has been reached OR (2) the counterparty’s performance is complete. As the Company determined the contract date to be the measurement date, the Company has recorded prepaid expense and accounts payable in the amount of $10,080 for shares to be issued with non-vesting and non-forfeitable requirements. The Company is amortizing the prepaid amount to expense over the contract period. For the three months ended June 30, 2015, $2,000 was charged to expense, leaving a prepaid balance of $8,080.

The Company customarily pays outside brokers a commission fee for the successful sale of a franchise. A franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical sized, domestic, single territory franchise fee for BFK is $25,900. If the franchisee buys more than one franchise at the time the initial franchise is purchased, the fee for the other territory is approximately $10,000 to $12,000. The typical size, domestic, single territory franchise fee for CI is $17,500. The commission rate paid the outside broker is typically 25% of the fees collected on an initial territory and 20% on the sale of a subsequent territory. International franchise fees vary and are set relative to the potential of the franchised territories.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

On July 1, 2014, the Company entered into an agreement with Crescendo Investor Relations (“Crescendo”), for implementation of the Company’s investor relations program. On March 25, 2015, the agreement was renewed to extend to April 1, 2016. The Company is currently in discussions with Crescendo to end the agreement before the end of the fiscal year ending September 30, 2015.

On June 4, 2015, the Company announced the award of the 50th Challenge Island franchise.  In the agreement to purchase Challenge Island dated September 14, 2012, the Company agreed to issue 25,000 of CLCN common stock for each increment of 25 franchises being awarded.  The 25,000 shares, that are due, will be value as of June 4, 2015 at approximately $21,000 or $0.84 per share. As of this filing the 25,000 shares of CLCN common stock have not been issued nor has the transaction been recorded in the general ledger. (see FN 12)

The Company also pays consulting and commission fees to related parties. The specific arrangements of these agreements are disclosed above in Note 2 with accompanying notes of explanation.

Legal

On September 27, 2013, BFK was named as a co-defendant in a complaint in the 8th Judicial Court, Clark County Nevada, (Case No. A-13-68287-B), filed by a franchisee in Nevada who had purchased three existing Las Vegas territories from other franchisees. In December 2013, without any further legal process, BFK entered into a settlement with the Nevada franchisee to purchase the three Las Vegas territories for a note in the amount of $95,000. At the fiscal year end September 30, 2014, the outstanding balance of the note was $55,000. During the nine months ended June 30, 2015, payments in the amount of $45,000 were made, leaving a balance due on the note of $10,000. This obligation will be satisfied during the next fiscal quarter.

The Company was involved in arbitration with SFLLC from which the Company previously purchased intellectual property to establish a new sewing franchise concept. On January 23, 2015, the Company and SFLLC entered into a settlement agreement that resolved all outstanding issues with no residual liabilities.

The Company had accrued $106,250 which was the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under “Legal Settlement” in the accompanying balance sheet at September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company’s common stock on the date of the settlement. The 85,000 shares of CLC common stock were issued on February 28, 2015.

In February 2015, the Company was named as defendant in an alleging defamation claim, registered in the circuit court, seventh judicial circuit, in St. Johns County, Florida (Case No. 2015-CA-0174) by a former corporate officer. The action brought by the plaintiff lists damages in excess of $15,000 without any specific total losses. The Company’s management and counsel believe that it is too early to determine the probable outcome of this matter or the loss or range of loss, if any, and the Company intends to contest this case.

CREATIVE LEARNING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(14) Subsequent Events

We have evaluated the effects of all subsequent events from July 1, 2015 through the date the accompanying condensed consolidated financial statements were available to be issued.

On July 22, 2015, the Board of Directors removed Brian Pappas as Chief Executive Officer of the Company, effective immediately. Mr. Pappas continues to serve on the Board and remains an employee of the Company on paid leave. Also on July 22, 2015, the Board appointed Rod Whiton as interim Chief Executive Officer of the Company and Michelle Cote as President and Secretary of the Company, each effective immediately. The Board also elected Charles (Chuck) Grant as Chairman of the Board. On July 22, 2015, the Board also elected two additional directors, JoyAnn Kenny-Charlton, Esq. and Michael Gorin, effective immediately. For additional information concerning Mr. Whiton, Ms. Kenny-Charlton and Mr. Gorin, please see the Current Report on Form 8-K filed by the Company on July 28, 2015.

In July 2013, the Company extended a $70,000 convertible note to AudioFlix, Inc. (“AudioFlix”). AudioFlix is a related party company owned by former CEO Brian Pappas. Management has determined the note could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and has sought repayment of the note in full. On July 31, 2015, the Company, through legal counsel, issued a formal demand to pay the note and interest due. The repayment of the note and interest due was received by the Company on August 12, 2015. (See note 8).

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Some of the information in this quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts included in this Form 10-Q, including, without limitation, certain statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, may constitute forward-looking statements. In some cases you can identify these “forward-looking statements” by words like “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of those words and other comparable words. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those indicated in these statements as a result of a variety of factors such as: foreign and domestic competitors; the ability to continue introducing our services in new areas; domestic and foreign governmental and public policy changes; protection and validity of patent and other intellectual rights; the successful integration of strategic concept offerings and acquisitions; and, the cyclical nature of the business and economic market. The identification in this report of factors that may affect the Company’s future performance and the accuracy of forward-looking statements is meant to be illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Forward-looking statements speak only as of the date on which they are made. The Company undertakes no duty to update forward-looking statements, except as required by law. Readers are cautioned not to put undue reliance on forward-looking statements. The following discussion and analysis should be read in conjunction with the unaudited financial statements and notes thereto contained in this report.

Overview and Basis of Presentation

We conduct our operations through our wholly owned subsidiaries, BFK Franchise Company LLC (“BFK”), BFK Development Company LLC (“BFKD”), CI Franchise Company LLC (“CI”), Sew Fun Franchise Company LLC (“SEW FUN”) and SF Franchise Company, LLC (“SF”). Unless otherwise indicated, all references to the Company in this quarterly report include the operations of our wholly owned subsidiaries. We generate revenues primarily from franchise fees, royalty fees and creative center sales. We sell franchises both domestically and internationally. International franchise sales can be a single franchise or a master franchise, where the master franchisee operates a franchise, but is also able to develop, sell and manage sub-franchises. International franchise and master franchise fees vary and are set relative to the potential of the franchised territories. Below is a summary of our operating entities.

BFK, which conducts business under the trade name BRICKS 4 KIDZ®, offers programs designed to teach principles of engineering, architecture and physics to children ages 3-12+ using LEGO® bricks. BFK’s franchisees provide classes (both in school and after school), special events programs and day camps that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks. BFK operates primarily through a mobile franchise model.

BFK sold its first franchise in September 2009, and as of June 30, 2015, BFK has sold 714 franchises, operating in 45 states within the United States, 10 Canadian provinces and 37 other countries. As of June 30, 2015, there were 33 terminated BFK franchises and 21 inactive franchises, this represents approximately 7.5% of total franchises granted over the life of the concept. Any terminated or inactive franchises can be sold in the open market. Royalty fees are collected from each franchise territory after the first 6 months of operations. On average, during the three months ended June 30, 2015, there were approximately 400 franchise owners with one to multiple territories paying royalty fees per month. The royalty fee for BKF is 7% of revenues. There is a minimum royalty fee of $1,500 for an initial territory and $750 for an additional territory per 12 week period.

On September 14, 2012, the Company formed CI as a wholly owned subsidiary for purpose of operating a second franchise concept known as Challenge Island®, which provides unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children ages 3-13+. CI operates primarily through a mobile franchise model.  CI began selling franchises during the 2013 fiscal year. As of June 30, 2015 CI has sold 45 franchises in the United States and 3 franchises (2 individual and 1 master) in foreign countries. As of June 30, 2015 there were 7 terminated or inactive CI franchises, this represents approximately 12.7% of the total franchises granted over the life of the concept. Any terminated or inactive franchise territories can be sold in the open market. On average, during the three months ended June 30, 2015, there were approximately 40 franchise owners with one to multiple territories paying royalty fees per month. The royalty fee for CI is 7% of revenues. There is a minimum royalty fee of $1,200 for an initial territory and $500 for an additional territory per 12 week period.

The Company has commenced the process of registering SF with state franchising regulators. SF was formed under the laws of the State of Florida on January 27, 2015. As of June 30, 2015 the Company has granted and sold 4 franchises for SF. The SF franchisee’s requirement to comply with the royalty fee agreement commences on the 3rd month after the franchise is granted.

Recent Developments

On July 22, 2015, the Board of Directors removed Brian Pappas as Chief Executive Officer of the Company, effective immediately. Mr. Pappas continues to serve on the Board and remains an employee of the Company on paid leave. Also on July 22, 2015, the Board appointed Rod Whiton as interim Chief Executive Officer of the Company and Michelle Cote as President and Secretary of the Company, each effective immediately. The Board also elected Charles (Chuck) Grant as Chairman of the Board. On July 22, 2015, the Board also elected two additional directors, JoyAnn Kenny-Charlton, Esq. and Michael Gorin, effective immediately. For additional information concerning Mr. Whiton, Ms. Kenny-Charlton and Mr. Gorin, please see the Current Report on Form 8-K filed by the Company on July 28, 2015.

On June 3, 2015, the Company engaged a professional services firm to provide Sarbanes-Oxley consulting services. The scope of the work provides SOX compliance and internal audit services. The initial agreement started in June, 2015, and has an anticipated completion date of September, 2015.

Results of Operations

The following table represents the franchise sales activity for the three month periods and nine month periods ended June 30, 2015 and 2014:

	Franchises Sold
Franchise Activity	Three Months Ending		Nine Months Ending
	June 30,		June 30,
Creative Learning Corporation	2015	2014	2015	2014
BFK Franchise Company LLC
US First Territories	16	31	51	80
US Second Territories	4	15	24	56
Total US	20	46	75	136

International Frist Territories	5	9	11	22
International Second Territories	3	3	4	9
Master FA Agreements	2	3	2	8
Total International	10	15	17	39
Total BFK	30	61	92	175

CI Franchise Company LLC
US First Territories	2	5	13	10
US Second Territories	—	—	3	—
Total US	2	5	16	10

Master FA Agreements	—	—	—	1
Total International	—	—	—	1
Total CI	2	5	16	11

SF Franchise Company LLC
US First Territories	3	—	3	—
US Second Territories	1	—	1	—
Total SF	4	—	4	—

Total for CLC	36	66	112	186

Franchise Fees, Royalty Fees and Creative Center Sales

The following table presents revenues from franchise fees, royalty fees and creative center sales for the three month periods and nine month periods ended June 30, 2015 and 2014:

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Revenue:
	Franchise Fees	Decrease	$941,000	$1,606,000	$(665,000)	-41%	Decrease	$2,482,000	$4,674,000	$(2,192,000)	-47%
	Royalty Fees	Increase	$714,000	$504,000	$210,000	42%	Increase	$2,010,000	$1,246,000	$764,000	61%
	Creative Center Sales	Decrease	$1,000	$4,000	$(3,000)	-75%	Decrease	$2,000	$71,000	$(69,000)	-97%
	Total		$1,656,000	$2,114,000	$(458,000)	-22%		$4,494,000	$5,991,000	$(1,497,000)	-25%

The decline in franchise fees is primarily a result of fewer franchise sales in the United States for the comparable three month period ended June 30, 2015 of 26 franchises, and a decline in the franchise sales for the comparable nine month period ended June 30, 2015 of 61 franchises. The decline in franchise fees was also impacted by the results of an unusually high number of BFK international franchises and international master franchises sold during the first nine months of fiscal year 2014. The three and nine months ended June 30, 2014 included one and seven, respectively, additional sales of master franchise agreements as compared to the comparable 2015 periods. The master franchises fees are generally in the six-figure range and add significantly to the revenue for the respective reporting period. Furthermore, in the first half of fiscal year 2015 the Company experienced a high demand for BFK franchise territories that had already been sold (and are currently being operated by franchisees) and therefore could not sell franchises in those territories. Because of the historically high volume of franchise sales primarily in the United States the unsold territories become progressively more difficult to sell on the open market.

Royalty fees increased by approximately $210,000 in the three month period ended June 30, 2015 compared to the same period in 2014 because of an approximately 13% increase in the average number of franchises paying royalty fees. Royalty fees increased by approximately $764,000 in the nine month period ended June 30, 2015 compared to the same period in 2014 because of an approximately 37% increase in the average number of franchises paying royalty fees. The Company expects royalty fees will continue to grow with the increase in the number of franchisees.

The royalty fee for BFK is 7% of franchise revenues. There is a minimum royalty fee of $1,500 for an initial territory and $750 for an additional territory per 12 week period. For new franchises, the royalty fees do not become payable until after their initial 6 months of operations.

The royalty fee for CI is 7% of franchise revenues. There is a minimum royalty fee of $1,200 for an initial territory and $500 for an additional territory per 12 week period. For new franchises, the royalty fees do not become payable until after their initial 6 months of operations.

The royalty fee for SF is a fixed amount equal to $350 per month during the first year and increases each year during years 2 through 5, by $25 per month. For both BFK and CI, the number of franchises required to comply with the royalty fee agreements has increased and will continue to increase with the sale of additional franchises. For SF, the franchisee’s requirement to comply with the royalty fee agreement commences on the 3rd month after the franchise is granted.

Excluded from the franchise and royalty revenues are payments made by franchisees directly to Leap Ahead Learning Company for set-up and monthly support of a franchise management tool (“FMT”). The set-up fee is $250 and the monthly support fee is $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who is a director and executive officer of the Company.

Operating Expenses

Total operating expenses for the three month periods ended June 30, 2015 and 2014 were approximately $1,602,000 and $1,603,000, respectively. There was a decrease in total operating expenses of approximately $1,000 or less than 1%, for the three month period ended June 30, 2015. Total operating expenses for the nine month periods ended June 30, 2015 and 2014 were approximately $4,251,000 and $4,491,000, respectively. There was a decrease in operating expenses during the nine month period ended June 30, 2015 of approximately $240,000 or 5%.

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%

Total Operating Expenses		Increase	$1,602,000	$1,603,000	$(1,000)	0%	Decrease	$4,251,000	$4,491,000	$(240,000)	-5%

The changes in operating expenses are explained as follows:

Commissions and Consulting Fees

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Operating expense:
	Consulting and Commissions	Decrease	$459,000	$648,000	$(189,000)	-29%	Decrease	$1,157,000	$1,825,000	$(668,000)	-37%

The Company paid commissions and consulting fees for the three month periods ended June 30, 2015 and 2014 of approximately, $459,000 and $648,000, respectively, a decrease of approximately $189,000 or 29%. Payments for the nine month periods ended June 30, 2015 and 2014 totaled approximately $1,157,000 and $1,825,000, respectively, a decrease of approximately $668,000 or 37%. The payments for commissions and consulting fees declined primarily as a result of the reduction in the sales of new franchises during the three and nine month periods ended June 30, 2015, as compared to the same periods in 2014.

Franchise Training Payments

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Operating expense:
	Franchise training & expenses	Decrease	$117,000	$123,000	$(6,000)	-5%	Decrease	$315,000	$348,000	$(33,000)	-9%

For the three month periods ended June 30, 2015 and 2014, the Company paid franchise training and expense fees of approximately, $117,000 and $123,000, respectively, a decrease of approximately $6,000 or 5%. Payments for the nine month period ended June 30, 2015 and 2014 were approximately $315,000 and $348,000, respectively, reflecting a decrease of approximately $33,000 or 9%. The net reduction in franchise training and expense fees is partially due to the reduction in the number of franchises sold during the three and nine month periods ended June 30, 2015, as compared to the same periods in 2014, resulting in fewer Lego kits provided to franchises and decreased field visits, partially offset by increased expenses related to a promotional t-shirt program and an increase in printed brochures and materials. These expenses also contain a fixed element related to the number of new franchises and a variable element associated with new programs distributed to active franchises.

Payroll Expense

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Operating expense:
	Salaries and payroll expenses	Increase	$347,000	$265,000	$82,000	31%	Increase	$960,000	$700,000	$260,000	37%

The Company paid salaries and payroll expenses for the three month periods ended June 30, 2015 and 2014 of approximately, $347,000 and $265,000, respectively, an increase of approximately $82,000 or 31%. Payroll payments for the nine month periods ended June 30, 2015 and 2014 totaled approximately $960,000 and $700,000, respectively, an increase of approximately $260,000 or 37%. The increase in payroll expenses reflects the increase in the Company’s staff levels during the three and nine month periods ended June 30, 2015, compared to the prior year, in the Company’s franchisee support, legal, marketing and accounting departments to support the growth in the number of franchises.

Advertising Expense

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Operating expense:
	Advertising	Decrease	$212,000	$264,000	$(52,000)	-20%	Increase	$707,000	$627,000	$80,000	13%

The Company paid advertising expenses for the three month periods ended June 30, 2015 and 2014 of approximately $212,000 and $264,000, respectively, a decrease of approximately $52,000 or 20%. Advertising payments for the nine month periods ended June 30, 2015 and 2014 totaled approximately $707,000 and $627,000, respectively, an increase of approximately $80,000 or 13%. The net decrease in advertising expenses for the three month comparable periods ended June 30 were primarily a result of not using the Company’s advertising broker or web developer, resulting in decreased expenses of approximately $36,000 in the current period, and reduced advertising in certain publications, resulting in decreased expenses of approximately $22,000, partially offset by increased payments to Pandora of approximately $10,000. The increase in advertising expenses during the nine month comparable periods ended June 30 reflects an increase by the Company in lead advertising with an increasing variety of publications as well as promotion in new franchise territories.

Professional Fees

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Operating expense:
	Professional fees	Increase	$201,000	$97,000	$104,000	107%	Increase	$430,000	$227,000	$203,000	89%

The Company paid professional fees for the three month periods ended June 30, 2015 and 2014 of approximately $201,000 and $97,000, respectively, an increase of approximately $104,000 or 107%. Professional fee payments for the nine month periods ended June 30, 2015 and 2014 totaled approximately, $430,000 and $227,000, respectively, an increase of approximately $203,000 or 89%. The increase in professional fees during the three month comparable periods ended June 30 reflects (i) an increase in legal fees incurred to comply with regulatory reporting of approximately $55,000, (ii) an increase in fee for services provided for public accounting services of approximately $61,000, and (iii) an increase in professional consulting services of approximately $30,000, partially offset by a decrease in legal fees associated with the sale of international franchises and miscellaneous other items of $16,000. The increase in professional fees is for the nine month comparable periods ended June 30, reflects (i) an increase in legal fees incurred to comply with regulatory reporting of approximately $66,000, (ii) an increase in fees for services provided for public accounting services of approximately $61,000, and (iii) an increase in professional consulting services of approximately $86,000, partially offset by a decrease in legal fees associated with the sale of international franchises and miscellaneous other items of $10,000.

Other Operating Expense

		Three Months Ended					Nine Months Ended
		Increase/	(rounded to $1,000)		Change		Increase/	(rounded to $1,000)		Change
Item	Description	Decrease	06/30/15	06/30/14	Amount	%	Decrease	06/30/15	06/30/14	Amount	%
Operating expense:
	Other operating expenses	Increase	$266,000	$206,000	$60,000	29%	Decrease	$682,000	$764,000	$(82,000)	-11%

The Company paid other operating expenses for the three month periods ended June 30, 2015 and 2014 of approximately $266,000 and $206,000, respectively, an increase of approximately $60,000 or 29%. Payments for the nine month periods ended June 30, 2015 and 2014 totaled approximately $682,000 and $764,000, respectively, a decrease of approximately $82,000 or 11%. During the three month comparable periods ended June 30 the increases included increased bad debt provision of approximately $28,000 and increased investor relations expenses of approximately $53,000 partially offset by a reduction in printing expenses of approximately $22,000. During the nine month comparable periods ended June 30 the net reduction in operating expenses was composed of: (i) a reduction in promotional items with printed logos of approximately $43,000, (ii) a reduction in stock-based compensation of approximately $22,000, (iii) a reduction in office expenses supplies, brochure development of approximately $26,000, (iv) a reduction in credit card processing fees of approximately $7,000, and (v) a reduction in other general and administrative expenses of approximately $82,000, partially offset by an increase in the bad debt provision of approximately $88,000 and $12,000 of notes receivable written off to expense.

Liquidity, Capital Resources and Financial Position

At June 30, 2015, the Company had total cash and cash equivalents of approximately $2,800,000. Net working capital at June 30, 2015 was approximately $3,100,000. We expect our normal operating cash needs for the balance of this fiscal year to be provided by earnings from on-going operations, based upon revenues exceeding operating expenses.

Cash Flow

	(Unaudited)
	For the Nine Months Ended
	June 30,
	2015	2014

Net cash provided (used) by operating activities	$(185,178)	$1,494,391
Net cash provided (used) by investing activities	$(52,392)	$(45,213)
Net cash provided (used) by financing activities	$(19,926)	$(35,576)

Operating Activities

The increase in our cash used in the nine months ended June 30, 2015 was primarily the result of a decrease in the number of franchises and master franchises sold compared to the comparable period in 2014 and changes in certain working capital accounts. Revenue attributed to franchise fees and master franchise fees for the nine months ended June 30, 2015 declined by approximately $2,200,000, as compared to the same period of the prior year. Such revenue decrease was offset by an increase in royalty fees of approximately $800,000 for the nine months ended June 30, 2015 compared to the same period of the prior year. Royalties represented approximately 45% of the total revenue for the nine month period ended June 30, 2015, compared to approximately 20% for the same period in the prior year. We expect that, as the franchise sales rate levels, the cash flow percentage of royalty fees to total revenue will continue to increase in the future.

During the nine months ended June 30, 2015, the Company made payments of approximately $45,000 on a legal settlement with a Nevada franchise, compared with no such payments in the 2014 period.

Investing Activities

During the nine months ended June 30, 2014, the Company sold intangible assets comprised of Nevada franchise territories temporarily held by the Company, providing cash of approximately $65,000. For the nine months ended June 30, 2015 and 2014, the Company acquired fixed assets of approximately $52,000 and $61,000, respectively.

Financing Activities

During the nine months ended June 30, 2015, the Company used cash to acquire 15,100 shares of CLC stock valued at approximately $18,000 and to repay a note payable.

Capital Requirements

At June 30, 2015, the Company’s present total operating cash requirements were approximately $500,000 per month.

The Company anticipates meeting its capital requirements for the twelve-month period ending June 30, 2016. The approximate capital requirements will be as follows:

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

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Recent Accounting Pronouncements

The critical accounting policies below should be read in conjunction with those items outlined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results Of Operations” in the Company’s Form 10-K Amendment No. 2 (Form 10-K/A) filed with the SEC on March 31, 2015 and in Note 1 to the accompanying condensed consolidated financial statements.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the accompanying condensed consolidated financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s condensed consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued guidance codified in ASC 606, “Revenue Recognition – Revenue from Contracts with Customers,” which amends the guidance in former ASC 605, “Revenue Recognition,” and becomes effective beginning January 1, 2017. The Company is currently evaluating the impact of the provisions of ASC 606 on the organization.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, because of the material weakness in the Company’s internal control over financial reporting and disclosure lapse, described in Item 9A in the Company’s Form 10-K/A (Amendment No. 2) filed with the Securities and Exchange Commission on March 31, 2015, as well as additional concerns that the Company has identified relating to potential insufficient segregation of duties, internal review and approval of financial reporting responsibilities and processes, insufficient technical accounting expertise and a lack of central information technology system and controls, the Company’s disclosure controls and procedures were not effective as of June 30, 2015.

Management’s Remediation Initiatives

In an effort to remediate the identified material weakness and other deficiencies and enhance the Company’s internal control over financial reporting, beginning in January 2015, the Company engaged an outside accountant with public company reporting experience to assist with the Company’s technical accounting issues.

The Board of Directors also appointed on April 21, 2015 three of its directors, Mr. Marucci, Mr. Grant and Mr. O’Donnell, to serve on the Company’s Audit Committee. The Board of Directors has determined that Mr. Marucci and Mr. Grant are independent directors as that term is defined in Section 803(A)(1) of the NYSE MKT Company Guide with both directors meeting the qualifications of being financial experts. The Audit Committee consists of a majority of outside independent directors.

On June 3, 2015, the Company engaged a professional services firm to provide Sarbanes-Oxley consulting services. The scope of the work provides SOX compliance and internal audit services. The initial agreement started in June, 2015, and has an anticipated completion date of September, 2015. Furthermore, the Board has terminated the employment of Mrs. Pappas (the wife of the former CEO) and placed Mr. Pappas on administrative leave.

Changes in Internal Controls

As part of its commitment to addressing weaknesses in its internal control over financial reporting, the Company has taken a series of steps since April 2015. The Company believes that these changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2015, affected, or are reasonably likely to affect, its internal control over financial reporting. Specifically, as detailed above, the Company has (i) created an Audit Committee and appointed two financial experts to sit on such committee, which the Company believes will supplement the external financial reporting expertise, and (ii) engaged a professional service firm to provide Sarbanes-Oxley compliance and internal audit services. The ongoing changes, facilitated by our Audit Committee and outside services firms, focus on proper segregation of duties and internal review and approval of financial reporting responsibilities and processes.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See note 13 to the accompanying condensed consolidated financial statements for a discussion of legal proceedings involving the Company.

Item 1A. Risk Factors consider disclosure of internal control environment as a risk factor with reference to Item 4 disclosures above

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. In connection with the preparation of our financial statements for the year ended September 30, 2014, we identified material weaknesses in our internal control over financial reporting specifically related to identifying and accounting for related party arrangements, which led to the restatement of our historical financial results to disclose these related party transactions. In an effort to remediate the identified material weakness and other deficiencies and enhance our internal control over financial reporting, beginning in January 2015, we engaged an outside accountant with public company reporting experience to assist with our technical accounting issues. In addition, in June 2015, we engaged a professional firm to provide and to provide Sarbanes-Oxley compliance and internal audit services. Further, in April 2015, the Board of Directors formed an audit committee which consists of three directors, two of whom qualify as independent as defined in Section 803(A)(1) of the NYSE MKT Company Guide and meet the qualifications of being financial experts. We expect to continue to incur costs associated with implementing appropriate processes and internal controls, which could include costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

During each of the quarters ended December 31, 2014 and March 31, 2015, we identified material weaknesses in our internal control over financial reporting and our principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of such dates. Furthermore, during the quarter ended June 30, 2015, we identified material weaknesses in our internal control over financial reporting, including insufficient segregation of duties over [authorization, review and recording of transactions], internal review and approval of financial reporting responsibilities and processes, insufficient technical accounting expertise, lack of central information technology system and controls, and lack of institutional controls and competency. Consequently, as of June 30, 2015, the period covered by this quarterly report on Form 10-Q, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, because of the material weakness in our internal control over financial reporting and disclosure lapse described above and in Item 9A of our Form 10-K/A (Amendment No. 2) filed on March 31, 2015, our disclosure controls and procedures were not effective.

If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may be unable to accurately report our financial results, or report them within the required timeframes, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and others to lose confidence in our financial statements, limit our ability to raise capital and could adversely affect our reputation, results of operations and consolidated financial condition.

We have engaged in a number of related party transactions which may have violated provisions of the Exchange Act and the Sarbanes-Oxley Act of 2002.

Section 13(k) of the Exchange Act (implementing Section 402 of the Sarbanes-Oxley Act of 2002) prohibits a company such as ours, which has a class of securities registered under Section 12(g) of the Exchange Act, from directly or indirectly extending or maintaining credit or arranging for the extension of credit in the form of a personal loan to or for any of our directors or executive officers.

As described elsewhere in this quarterly report on Form 10-Q, we entered into a number of related party transactions with entities affiliated with or controlled by certain of our executive officers. For example, during the first quarter of the fiscal year ended September 30, 2014, we made a non-interest bearing loan in the amount of $125,000 to MC Logic, LLC, which is wholly-owned by Michelle Cote, our President and Secretary and a director and founder of the Company. In addition, in July 2013, we made a loan of $70,000 to AudioFlix, Inc., a company owned by Brian Pappas, our director and then-chief executive officer. Although we have sought and received full repayment of both of these loans, they could still be deemed to be in violation of Section 13(k) of the Exchange Act. Such violations, including violations of other laws under former management of which we are not aware, could subject us to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us may have a material adverse effect on our business, financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Common Stock

On May 1, 2015, the Company entered into an agreement with a consulting firm for business development and marketing services. CLC issued 8,000 shares of CLC common stock as an advisory fee to the consulting firm.

On June 18, 2015 the Company issued 10,000 shares of CLC common stock as a commission for the achievement of selling master franchises. The shares were valued at the stock value as of the date of issue, which totaled $6,300.

We relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

Stock Repurchases

On January 26, 2015 the Company’s board of directors approved a plan pursuant to Exchange Act Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. As of June 30, 2015, the Company has purchased 15,100 shares of CLC common stock at a cumulative cost of approximately $18,000, as set forth in the table below.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchases as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plan
1/1/15 - 1/31/15	—	$—	—	100,000
2/1/15 - 2/28/15	9,000	$1.23	9,000	91,000
3/1/15 - 3/31/15	4,600	$1.26	4,600	86,400
4/1/15 - 4/30/15	1,500	$0.82	1,500	84,900
Total	15,100	$1.20	15,100	84,900

———————

(1)	All shares were repurchase in open market transactions pursuant to the 100,000 shares repurchase program authorized by the Company's board of directors, which commenced on January 26, 2015.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Section 1350 Certification of Principal Executive Officer.

32.2*	Section 1350 Certification of Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: August 19, 2015	By:	/s/ Rod Whiton
Rod Whiton
Interim Chief Executive Officer (Principal Executive Officer)

Dated: August 19, 2015	By:	/s/ Rick Alder
Rick Alder
Controller (Principal Accounting Officer)