Form 10-K
period 2015-09-30
CREATIVE LEARNING Corp
filed 2016-09-13
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52883

CREATIVE LEARNING CORPORATION

(Exact name of registrant as specified in its charter)

———————

Delaware	14-1708544
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

701 Market Street, Suite 113

St. Augustine, FL 32095

(904) 824-3133

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $0.0001 per share

———————

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑.

As of March 31, 2015, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $1.09 closing price of the registrant’s common stock as reported on the OTC bulletin board on that date, was approximately $8.6 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

At August 12, 2016, there 12,100,409 shares of common stock of the registrant outstanding.

Unless the context otherwise requires, when we use the words the “Company,” “Creative Learning,” “we,” “us,” “our” or “our Company” in this Form 10-K, we are referring to Creative Learning Corporation, a Delaware corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

•

discuss future expectations;

•

contain projections of future results of operations or financial condition; or

•

state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

•

the operating and financial results of and our relationships with our franchisees;

•

actions taken by our franchisees that may harm our business;

•

incidents that may impair the value of our brand;

•

our failure to successfully implement our growth strategy;

•

changing economic conditions;

•

our need for additional financing;

•

risks associated with our franchisees; and

•

litigation and regulatory issues; and

•

our failure to comply with current or future laws or regulations.

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this Form 10-K could have a material adverse effect on us.

PART I

ITEM 1.

BUSINESS.

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At September 30, 2015, the Company had 696 Bricks 4 Kidz®, Challenge Island® (which was sold during 2015) and Sew Fun Studios® franchises, 23 Bricks 4 Kidz® master franchises, and 20 Bricks 4 Kidz® sub-franchises operating in 38 countries.

Company Background

The Company was formed in March 2006 under the name B2 Health, Inc. to design, manufacture and sell chiropractic tables and beds. The Company generated only limited revenue and essentially abandoned its business plan in March 2008. In July 2010, the Company’s name was changed to Creative Learning Corporation (“CLC”).

On July 2, 2010 the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company formed in May 2009, under a Stock Exchange Agreement with the members of BFK for 9,000,000 shares of the Company’s common stock. BFK offers a franchise concept known as Bricks 4 Kidz®, a mobile business operated by franchisees within a specific geographic territory offering project-based programs designed to teach principles and methods of engineering to children ages 3-13+. BFK began selling franchises in July 2009.

On September 14, 2012, the Company formed CI Franchise Company LLC (“CI”) as a wholly owned subsidiary for the purpose of offering a second franchise concept known as Challenge Island®, a service business within a defined exclusive territory, pursuant to which franchisees provide unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children between the ages of 6 and 12. CI began selling franchises during the 2013 fiscal year. On December 9, 2015, the Company sold the assets and liabilities of the CI business to a third party. See “Recent Developments” and Note 14 to the Consolidated Financial Statements.

On January 26, 2015 the Company formed SF Franchise Company, LLC (“SF”) as a wholly owned subsidiary for the purpose of offering a third franchise concept known as Sew Fun Studios®. Sew Fun Studios® is a mobile business operated by franchisees within a specific geographic territory offering creative project-based activities, classes and programs in fashion and interior design and sewing to children and adults.

On July 22, 2015 and with immediate effect, the Company’s Board of Directors removed Brian Pappas as Chief Executive Officer of the Company. Also on July 22, 2015, the Board took a series of actions to reconstruct the management of the Company. On that day, the Board with immediate effect: (i) elected Charles (Chuck) Grant as Chairman of the Board, (ii) elected two additional new independent directors, JoyAnn Kenny-Charlton, Esq. and Michael Gorin, (iii) named Rod Whiton interim Chief Executive Officer, (iv) named Michelle Cote President, and (v) placed Brian Pappas on paid administrative leave. Mr. Pappas’ employment at the Company was subsequently terminated on October 2, 2015. On April 6, 2016, Dan O’Donnell resigned as the Company’s Chief Operating Officer and from the Company’s Board of Directors.

The Company’s new management at the board and executive levels has implemented numerous changes and reforms since late July 2015 as discussed herein: including under Item 9A. Controls and Procedures.

Recent Developments

On December 9, 2015, CI completed the sale of the Challenge Island business to an unaffiliated third party, pursuant to an asset purchase agreement entered into on that date. See Note 14 to the Consolidated Financial Statements. From the commencement of operations, starting in fiscal year 2013, CI had a net operating loss of approximately $315,000 through September 30, 2015. The total revenues for the three year period ($820,000) represented less than 4.5% of total revenues for the Company during that period. The Company considered, among other factors, the strategic fit of the concept, historical information and operating projections in the near term in reaching its decision to sell. In connection with the sale, in December 2015, the Company repurchased two Challenge Island franchise territories from the applicable franchisees, for an aggregate purchase price of approximately $39,500.

As of January 29, 2016, the Company has temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements.. In turn, this has delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company expects that offer and sales efforts will resume in approximately 70% of the states in which Bricks 4 Kidz® and Sew Fun Studios® currently sell franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees.

BFK

BFK franchises, which conduct business under the trade name BRICKS 4 KIDZ®, offers programs designed to teach principles and methods of engineering to children between the ages of 3 and 13 using LEGO® plastic bricks and other LEGO® products through classes, field trips, and other organized activities that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks and other LEGO® products. The Company may provide training and corporate franchisee support to all franchisees and recognizes revenue from the sale of its franchises when all initial training, pursuant to the terms of the franchise agreements, is completed.

BFK franchises are mobile models, with activities scheduled in locations such as preschools, elementary and middle schools, camps, birthday parties, community centers and churches.

At September 30, 2015, BFK had 636 operating franchise territories, 23 master franchises, and 20 sub-franchises operating in 43 states, the District of Columbia and 36 foreign countries including Puerto Rico. For the Year ended September 30, 2015, 28 franchises were terminated and 27 franchises were transferred to new owners.

BFK

Operating Franchise Territories

September 30, 2013	380
Additions	210
Deletions	(6)
September 30, 2014	584
Additions	123
Deletions	(28)
September 30, 2015	679

Current BFK Programs

In-school workshops. One-hour classes during school hours. Classes are correlated to the typical science curriculum for a particular grade level. Teacher guides, student worksheets, and step-by-step instruction are provided.

After-school classes. One hour, one day a week class held after school.

Pre-school classes. Classes can be held in pre-schools for children of pre-school ages.

Classes for home-schooled children. Classes can be held in the home of one of the parents of a home-schooled child.

Camps. Normally three hours per day for five days. Camps can take place at schools or at other child-related venues. Children use LEGO® bricks to explore various science and math concepts while working in an open, friendly environment. The material covered each session varies depending on students’ ages, experience, and skill level. A new project is built each week. Architectural concepts are taught while assembling buildings, castles and other structures. Instructional content includes concepts of friction, gravity and torque, scale, gears, axles and beams. The children work and play with programmable LEGO® bricks along with electric motors, sensors, system bricks, and LEGO® Technic pieces (i.e. gears, axles, and beams).

Birthday parties. In the home of the birthday child.

Special events. Activities with LEGO® bricks can be held in various locations including church centers, lodges, child-related venues, private schools, pre-schools, etc. Program can include parents, grandparents and all children in the family.

BFK Franchise Program

BKF sells franchises both domestically and internationally. International sales can be a single franchise or a master franchise, where the master franchisee operates a franchise in the territory, and is also able to develop, sell and manage sub-franchises in the territory under the master franchise agreement. BFK does not offer master franchises in the United States.

Under a franchise agreement, a franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical sized, domestic, single territory franchise fee is $25,900. If the franchisee is granted an additional geographic area to increase the size of their territory, then the franchisee must pay an additional fee in the amount of $10,000. If the franchisee is in good standing and is granted a second or additional franchise, then the franchisee must pay a franchise fee in the amount of $18,000 for each additional franchise.

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2015, BFK sold four master franchises at an average price of approximately $90,000. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory. During the 2015 fiscal year, the average international franchise fees were as follows: First Territories: $29,687; Second Territories: $19,400; and Master Agreements: $89,375.

The Company uses a network of franchise advertising and promotion media to contact prospective franchisees. When a potential contact is received, the initial information relating to a buyer is passed to a franchise sales broker to initiate contact with the potential new franchisees. The responsibility of the sales broker is to thoroughly vet the potential franchisee for compatibility with the franchise concept, among other things. As part of the process of vetting potential franchisees, the Company requires all prospective franchisees to complete a Request for Consideration form. Upon completion of the process the sales broker is paid a commission typically ranging from 20% to 30% of the franchise fee. Prior to the change in Company management in July 2015, sales brokers included brokers that were related-parties (friends and relatives of former CEO Brian Pappas) as well as independent brokers. Beginning in or about late July 2015, the Company terminated all related-party brokers and now any brokers that are used must be independent.

The franchisee is granted an exclusive territory and a license to use the “Bricks 4 Kidz®” name, trademarks and course materials in the franchised territory. The franchisee is required to conform to certain standards of business practices and comply with all applicable laws. Each franchise is run as an independent business and, as such, is responsible for its operation, including employment of adequate staff.

In October 2015, the Company revised its form of franchise agreement to address common franchise issues consistent with best practices.

The term of the franchise is for ten years. BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000. The Company is suspended from selling franchises in the United States for a portion of the 2016 fiscal year.

Franchise Disclosure Document

Under federal law, the Company is required to (a) prepare a franchise disclosure document (“FDD”) including federally mandated information, (b) provide each prospective franchisee with a copy of the FDD, and (c) wait 14 calendar days before entering into a binding agreement with the prospective franchisee or collecting any payment from any prospective franchisee. Federal law does not regulate the franchise relationship or require any filing or registration on the part of a franchisor. The Company is also required to comply with certain state regulations in connection with the offer and sale of franchises, including the requirement of the Company to submit the FDD for registration with a number of states before offering or selling franchises within those states. The list of states requiring registration of the FDD are: California, Florida, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin. In these states, state regulatory agencies review the FDD to confirm compliance with state statutory requirements. These state agencies can deny registration if they determine that the FDD fails to meet state statutory requirements. If a state denies the issuance of an effective registration, a franchisor is prohibited from offering or selling franchises in that state. See "--Government Regulation" below for more information.

Royalty and Marketing Fees

The Company invoices all applicable franchisees a royalty fee on a monthly basis. Every U.S. franchisee, upon signing a franchise agreement, has authorized and provided the required banking information to allow the electronic collection of all fees. Approximately three days after the invoice has been issued to the franchisee, an ACH draft (automatic deduction from the franchisee bank account) for the royalty fee withdrawal is processed through the Company’s banking system.

Based upon the number of franchise territories owned and the length of time the franchisee has been in operations, historically, domestic and international franchisees were required to pay BFK a royalty fee amounting to 7% of gross receipts reported in the Franchise Management Tool (“FMT”). BFK also received a percentage of royalty payments received by master franchisees from their sub-franchisees. Franchisees were billed monthly for their 7% royalty payments, based upon gross receipts, due to the Company. The franchisees were required to pay the Company a minimum royalty fee per each franchise territory they own. Billing of the minimum royalty fee amount to each franchisee took place every 12 weeks and the minimum amount was calculated by comparing the amounts between the regular royalties billed for the prior 12 weeks to the 12 week minimum royalty payment due to the Company, per the franchise agreement. The 12-week minimum royalty payment due to the Company was $1,500 for the first franchise territory owned (equating to a minimum average fee of $500 per month) and $750 for the second franchise territory owned (equating to a minimum average fee of $250 per month). The minimum amount due for the third franchise territory was $1,500 and the fourth franchise territory was $750. After the end of each 12-week period, franchisees are required to pay to the Company the amount, if any, by which the minimum royalty exceeds the sum of the royalties paid over the 12-week period.

Beginning October 1, 2015, the Company adopted a flat-fee approach, eliminating the previous approach based upon revenue collections by the franchisee. The Company made the change to a flat-fee approach for a variety of reasons, including without limitation: to better enable franchisees to manage their cash flow; to enrich relations with our franchisees by being responsive to their needs; to facilitate the Company’s ability to collect minimum fees across the board; and to make the company’s fee structure more attractive to new potential franchisees.

On October 1, 2015, the Company commenced implementation of a new royalty fee structure, which is disclosed in the table below:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2015 through September 30, 2016	$400 USD
October 1, 2016 through September 30, 2017	$425 USD
October 1, 2017 through September 30, 2018	$450 USD
October 1, 2018 through September 30, 2019	$475 USD
October 1, 2019 and for the remainder of the initial term of the Franchise Agreement	$500 USD

If any franchisee owns and operates more than one territory, the royalty fees payable to the Company for the second territory and each additional territory shall be as follows:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2015 through September 30, 2016	$200 USD
October 1, 2016 through September 30, 2017	$225 USD
October 1, 2017 and for the remainder of the initial term of the Franchise Agreement	$250 USD

Each franchisee has been given the option to amend their franchise agreement contract and elect this new royalty fee structure. At August 12, 2016, less than 2% of franchisees have formally rejected the new royalty fee program and 7% of franchisees have not yet communicated their decision regarding the new program. Any franchisees which do not elect the new royalty fee structure will remain subject to the historic royalty structure described above.

BFK administers a marketing fund for domestic and Canadian franchisees for the purpose of building national brand awareness. The marketing fund expenditures are funded with BFK collecting a 2% marketing fee, based upon gross receipts reported in the FMT, from domestic and Canadian franchisees. The respective franchisees are typically invoiced the middle of each month for the prior months receipts. These marketing fee and expenses are accounted for separately and are not reported as revenue or expenses for BFK. The collections of these funds are done using the Company’s ACH program, as agreed to by each franchisee in their Franchise Agreement. The Marketing Fund is segregated into a separate bank account.

BFK Competition

Although BFK pioneered the LEGO® modeling-based curriculum for after school programs, we believe there are at least two other companies franchising a model similar to that of Bricks 4 Kidz®, Engineering 4 Kids and Snapology. In addition, Play-Well Teknologies offers after-school classes, camps and birthday parties using LEGO® bricks. Vision Education and Media offers after school classes using LEGO® bricks in the New York metropolitan area. In addition, several other small businesses around the country offer after-school classes and vacation camps using LEGO® bricks. These classes and camps are typically held in elementary schools, middle schools and community colleges.

Sew Fun Studios

The Company is in the process of revising SF’s form of franchise agreement to address common franchise issues consistent with best practices. SF expects to file state-required registrations or amended or renewed registrations during the 1st quarter of fiscal year 2017. Franchises sold under this franchise concept operate businesses offering creative project-based activities, classes and programs in fashion and interior design and sewing to children and adults at locations such as elementary and middle schools, camps, social events, community centers and churches. At September 30, 2015, SF has granted 12 developmental franchises in locations and states that do not require registration and is operating in five states, with one franchisee in Canada, and one in Puerto Rico. When the Company finalizes the disclosure document and it is accepted by the regulatory states, we expect that general sales of franchises will begin in those regulatory states.

Franchising Process

Initial contact between a potential franchisee and the Company may result from a potential franchisee contacting the Company, either by phone or electronically. Potential franchisees may also be introduced to the Company by brokers and/or other parties, and the Company may pay commissions and consulting fees to the brokers. The Company has discontinued its previous practice of introducing franchisee candidates to third party financing sources to cover franchising expenses, as well as, paying commissions and consulting fees to the Company’s directors, officers and employees and their family members. See Item 11, “Executive Compensation — Summary Compensation Table” and Item 13, “Certain Relationships and Related Transactions.”

After initial contact, one of the Company’s franchise consultants interviews each prospective franchisee (the “candidate”) to determine whether the candidate may make a successful franchisee. If the franchise consultant determines that the candidate may make a successful franchisee, the candidate submits a request for consideration (“RFC”). The Company reviews the RFC and if the RFC is approved, the franchise consultant continues the vetting process, which focuses on financial and other factors.

Upon receipt of the RFC, the candidate is emailed a copy of the Company’s franchise disclosure document. The franchise consultant reviews the franchise disclosure document with the candidate and answers any questions concerning the franchise and the franchise agreement. The Company does not provide projections of a franchise’s financial model or performance to prospective franchisees.

Assuming the candidate has cleared the initial vetting process and remains interested in operating one of the Company’s franchises, the candidate is invited to attend a “discovery day” held at the Company’s headquarters, or in some instances at another location, during which representatives of the Company and the candidate meet face to face. If the Company decides that the candidate meets its objectives for the franchise, the required disclosure waiting period has expired and the candidate wants to move forward and become a franchisee, the parties execute a franchise agreement.

The Company will sell a franchise for a particular territory only when the Company believes that there is a reasonable chance for a franchise to succeed in that territory. If a franchisee is not successful, the Company may terminate the franchise agreement by providing notice to the franchisee or repurchasing the franchise from the franchisee. Until the Company provides a notice of termination or repurchases the franchise, the Company considers the franchise to be active. During fiscal years 2015 and 2014, the termination rate for active franchises was approximately three percent and two percent, respectively.

CI

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

CI sold the first franchise in May 2013 and as of September 30, 2015, CI had 49 franchises operating in 19 states, the District of Columbia, Puerto Rico and two foreign countries.

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

CI Competition

We know of no companies franchising a model similar to that of Challenge Island®. However, in the after-school program market, there are many different concepts that vie for this time slot. Addressed in Note 12, CI was sold on December 9, 2015

Government Regulation

The offer and sale of franchises is regulated by the Federal Trade Commission (the “FTC”) and some state governments.

In 1979, the Federal Trade Commission promulgated what became known as the FTC Franchise Rule. The FTC Franchise Rule requires that the franchisor provide a franchise disclosure document (“FDD”) to each prospective franchisee prior to execution of a binding franchise agreement or payment of money by the prospective franchisee. The FTC Franchise Rule does not regulate the franchise relationship or require any filing or registration on the part of a franchisor.

However, the FTC Franchise Rule does not preempt state law and, as a result, states are not prohibited from imposing additional requirements on franchisors. For example, the following states require franchisors to register with the state prior to the offer and sale of franchises in the state, and to provide all prospective franchisees with a registered FDD prior to the offer and sale of a franchise in the state: California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin (the “Franchise Registration States”). The registration process is not uniform in each Franchise Registration State. Most Franchise Registration States require the franchisor to submit an application, which includes a FDD, in order to register to sell franchises within that state. Many, but not all, of the state regulatory agencies in the Franchise Registration States review the franchisor’s registration application, the FDD, the proposed franchise agreement and any other agreements franchisees must sign, the financial condition of the franchisor, and other material information provided by the franchisor in its application. These state agencies have the authority to deny a franchisor’s application for registration and prohibit the franchisor from offering or selling franchises in the state.

In addition, there are numerous states that have laws that regulate the relationship between a franchisor and a franchisee after the sale of the franchise.

Under the FTC Franchise Rule, the FTC has the authority to seek civil penalties against a franchisor for violations of the FTC Franchise Rule. Each of the Franchise Registration States has similar authority to seek penalties for violations of their state franchise registration and disclosure laws. Violations may include offering or selling an unregistered franchise, failing to timely provide the disclosure document to a prospective franchisee or making misrepresentations in the FDDs. Additionally, officers of the franchisor may have personal liability if they had knowledge of or participated in the violations.

There is no direct, private right of action for a violation of the FTC Franchise Rule. However, most of the Franchise Registration States provide for a private right of action for a violation of the state’s franchise registration and disclosure law. Remedies available under these laws typically include damages, rescission of the franchise agreement and attorneys’ fees.

General

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents two additional units.

At August 12, 2016 the Company had 9 employees on a full time basis.

Available Information

We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Our corporate website is www.creativelearningcorp.com. The information in this website is not a part of this report.

ITEM 1A.

RISK FACTORS.

Ownership of our securities involves a high degree of risk. Holders of our securities should carefully consider the following risk factors and the other information contained in this Form 10-K, including our historical financial statements and related notes included herein. The following discussion highlights some of the risks that may affect future operating results. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or businesses in general, may also impair our businesses operations. If any of the following risks or uncertainties actually occur, our business, financial condition and operating results could be adversely affected in a material way. This could cause the trading prices of our common stock to decline, perhaps significantly, and you may lose part or all of your investment. Please see “Cautionary Notes Regarding Forward-Looking Statements.”

Risks Related to Our Business

We currently are not able to sell franchises in the United States.

As of January 29, 2016, Creative Learning Corporation (“the Company”) has temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s 2015 10-K. In turn, this has delayed completion of the Company’s 2016 Franchise Disclosure Documents (“FDDs”) for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company expects that offer and sales efforts will resume in approximately 70% of the states in which Bricks 4 Kidz® and Sew Fun Studios® currently sell franchises immediately upon filing of the 2015 10-K, and completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, depending upon the applicable rules of each such state. The Company expects to file the renewal applications and the associated FDDs as soon as they are completed. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. In addition, it does not affect US transfers.

Our financial results are affected by the operating and financial results of and our relationships with our franchisees.

A substantial portion of our revenues come from royalties, which have been generally based on a percentage of our franchisees’ revenues. As a result, our financial results have been largely dependent upon the operational and financial results of our franchisees. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition. In part to support franchisee growth and financial planning and to enrich relations with our franchisees, the Company altered its royalty fee structure beginning and effective October 1, 2015, changing it to a fixed monthly charge on an escalating scale over five years. Comparing first quarter fiscal 2015 results under the prior royalty system with fiscal 2016 results under the new flat-rate system, there has been a revenue reduction of approximately $7,000 for that quarter. The Company makes no projection as to whether revenue reduction will continue at this rate for the rest of the year, decrease or increase.

Our franchisees could take actions that harm our business.

Our franchisees are independent third party business owners who are contractually obligated to operate in accordance with the operational and other standards set forth in the franchise agreement. We cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved territories. In addition, certain state franchise laws may limit our ability to terminate, not renew or modify these franchise agreements. As independent business owners, the franchisees oversee their own daily operations. As a result, the ultimate success and quality of any franchise rests with the franchisee. If franchisees do not successfully operate in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected and our brand image and reputation could be harmed, which in turn could adversely affect our results of operations and financial condition.

Moreover, although we believe we generally maintain positive working relationships with our franchisees, disputes with franchisees could damage our brand image and reputation and our relationships with our franchisees, generally.

Our success depends substantially on the value of our brand.

Our success is substantially dependent upon our ability to maintain and enhance the value of our brand, the customers of our franchisees’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

•

actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;

•

data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;

•

litigation and legal claims;

•

third-party misappropriation, dilution or infringement of our intellectual property; and

•

illegal activity targeted at us or others.

Consumer demand for our products and services and our brand’s value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products or services, which would likely result in fewer sales of our products and services and, ultimately, lower royalty revenue, which in turn could materially and adversely affect our results of operations and financial condition.

If we fail to successfully implement our growth strategy, our ability to increase our revenues and net income could be adversely affected.

Our growth strategy relies in large part upon new business development by existing and new franchisees. Our franchisees face many challenges in growing their businesses, including:

•

availability and cost of financing;

•

securing required domestic or foreign governmental permits and approvals;

•

trends in new geographic regions and acceptance of our products and services;

•

 competition with competing franchise systems;

•

employment, training and retention of qualified personnel; and

•

general economic and business conditions.

In particular, because the majority of our business development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in business development, and our future growth could be adversely affected.

Our growth strategy also relies on our ability to identify, recruit and enter into franchise agreements with a sufficient number of qualified franchisees. In addition, our ability and the ability of our franchisees to successfully expand into new markets may be adversely affected by a lack of awareness or acceptance of our brand as well as a lack of existing marketing efforts and operational execution in these new markets. To the extent that we are unable to implement effective marketing and promotional programs and foster recognition and affinity for our brand in new markets, our franchisees may not perform as expected and our growth may be significantly delayed or impaired. In addition, franchisees may have difficulty securing adequate financing, particularly in new markets, where there may be a lack of adequate history and brand familiarity. Our franchisees’ business development efforts may not be successful, which could materially and adversely affect our business, results of operations and financial condition.

Our planned growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Our planned future growth may place significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. Our failure to successfully execute on our planned expansion could materially and adversely affect our results of operations and financial condition.

Changing economic conditions, including unemployment rates, may reduce demand for our products and services.

Our revenues and other financial results are subject to general economic conditions. Our revenues depend, in part, on the number of dual-income families and working single parents who require child development or educational services. A deterioration of general economic conditions, including a soft housing market and/or rising unemployment, may adversely impact us because of the tendency of out-of-work parents to diminish or discontinue utilization of these services. Finally, there can be no assurance that demographic trends, including the number of dual-income families in the work force, will continue to lead to increased demand for our products and services.

We may require additional financing to execute our business plan and fund our other liquidity needs.

We currently have no revolving credit facility or other committed source of recurring capital. Unless we are able to increase our revenues or decrease our operating expenses from recent historical run-rate levels, we expect that we may need to obtain additional capital during fiscal year 2016 to fund our planned operations. If our cash flows from operations do not meet or exceed our projections, we may need to pursue one or more alternatives, such as to:

•

reduce or delay planned capital expenditures or investments in our business;

•

seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;

•

sell assets or businesses;

•

sell additional equity; or

•

curtail our operations.

Any such actions may materially and adversely affect our future prospects. In addition, we cannot ensure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all.

We are subject to a variety of additional risks associated with our franchisees.

Our franchise business model subjects us to a number of risks, any one of which may impact our royalty revenues collected from our franchisees, may harm the goodwill associated with our brand, and may materially and adversely impact our business and results of operations.

Bankruptcy of franchisees. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement(s). In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise agreement(s) pursuant to Section 365 under the U.S. bankruptcy code, in which case there would be no further royalty payments from such franchisee, and we may not ultimately recover those payments in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee changes in control. Our franchises are operated by independent business owners. Although we have the right to approve franchise owners, and any transferee owners, it can be difficult to predict in advance whether a particular franchise owner will be successful. If an individual franchise owner is unable to successfully establish, manage and operate its business, the performance and quality of its service could be adversely affected, which could reduce its sales and negatively affect our royalty revenues and brand image. Although our franchise agreements prohibit “changes in control” of a franchisee without our prior consent as the franchisor, a franchise owner may desire to transfer a franchise. In addition, in any transfer situation, the transferee may not be able to successfully operate the business. In such a case the performance and quality of service could be adversely affected, which could also reduce its sales and negatively affect our royalty revenues and brand image.

Franchisee insurance. Our franchise agreements require each franchisee to maintain certain insurance types and levels. Losses arising from certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material adverse effect on a franchisee’s ability to satisfy its obligations under its franchise agreement or other contractual obligations, which could cause a franchisee to terminate its franchise agreement and, in turn, negatively affect our operating and financial results.

Some of our franchisees are operating entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operation of their franchise businesses. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to service its customers and maintain its operations while making royalty payments, which in turn may materially and adversely affect our business and operating results.

Franchise agreement termination; nonrenewal. Each franchise agreement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise agreement may be terminated by us upon notice without an opportunity to cure. Our right to terminate franchise agreements may be subject to certain limitations under any applicable state relationship laws that may require specific notice or cure periods despite the provisions in the franchise agreement. The default provisions under the franchise agreements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten the licensed intellectual property. Moreover, a franchisee may have a right to terminate its franchise agreement in certain circumstances.

In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased royalty revenues, advertising fees and other fees and costs), the satisfaction of certain conditions and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term. Our right to elect to not renew a franchise agreement may be subject to certain limitations under any applicable state relationship laws that may require specific notice periods or “good cause” for non-renewal despite the provisions in the franchise agreement.

Franchisee litigation; effects of regulatory efforts. We and our franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal injury claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination and discrimination, landlord/tenant disputes and intellectual property claims, among others. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory enforcement actions regarding among other things franchise and employment laws, such as: failure to comply with franchise registration and disclosure requirements; the provision to prospective franchisees of business projections; efforts to categorize franchisors as the co-employers of their franchisees’ employees; legislation to categorize individual franchised businesses at large employers for the purposes of various employment benefits; and other legislation or regulations that may have a disproportionate impact on franchisors and/or franchised businesses. These changes may impose greater costs and regulatory burdens on franchising, and negatively affect our ability to sell new franchises.

Franchise agreements and franchisee relationships. Our franchisees develop and operate their business under terms set forth in our franchise agreements. These agreements give rise to long-term relationships that involve a complex set of mutual obligations and mutual cooperation. We have a standard set of franchise agreements that we typically use with our franchisees, but various franchisees have negotiated specific terms in these agreements. Furthermore, we may from time to time negotiate terms of our franchise agreements with individual franchisees or groups of franchisees (e.g., a franchisee association). We seek to have positive relationships with our franchisees, based in part on our common understanding of our mutual rights and obligations under our agreements, to enable both the franchisees’ business and our business to be successful. However, we and our franchisees may not always maintain a positive relationship or always interpret our agreements in the same way. Our failure to have positive relationships with our franchisees could individually or in the aggregate cause us to change or limit our business practices, which may make our business model less attractive to our franchisees or our members.

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business is significantly affected by our ability to maintain contractual relationships with franchisees in profitable stores. A typical franchise agreement has a ten-year term. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more significant franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially adversely affected.

Our business is subject to various laws and regulations and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.

We are subject to the FTC Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in a FDD. In addition, we are subject to state franchise sales laws in 14 states that regulate the offer and sale of franchises by requiring us to make a franchise filing or obtain franchise registration prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are also subject to franchise laws in certain provinces in Canada, which, like the FTC Franchise Rule, require presale disclosure to prospective franchisees prior to the sale of a franchise. We must also comply with international laws, including franchise laws, in the countries where we have franchise operations or conduct franchise offer and sales activities. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 24 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages, restitution and our inability to enforce franchise agreements where we have violated such laws. Our non-compliance with federal and state franchise laws could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements, required rescission of franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operating.

We and our franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States and foreign countries governing such matters as minimum-wage requirements, overtime and other working conditions. A significant number of our and our franchisees’ employees are paid at rates related to the U.S. federal minimum wage, and past increases in the U.S. federal minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in our and our franchisees inadequately staffing stores. Such increases in labor costs and other changes in labor laws could affect franchisee performance and quality of service, decrease royalty revenues and adversely affect our brand.

We have identified material weaknesses in our internal controls over financial reporting.

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. In connection with the preparation of our financial statements for the year ended September 30, 2014, we identified material weaknesses in our internal control over financial reporting specifically related to identifying and accounting for related party arrangements, which led to the restatement of our historical financial results to disclose these related party transactions. In an effort to remediate the identified material weakness and other deficiencies and enhance our internal control over financial reporting, beginning in January 2015, we engaged an outside accounting firm with public company reporting experience to assist with our technical accounting issues. Further, in April 2015, two new independent directors were added to the Board of Directors, and the Board of Directors formed an audit committee which consists of three directors, as of the date of this report each of whom qualify as independent as defined in Section 803(A)(1) of the NYSE MKT Company Guide and two of whom meet the qualifications of being financial experts. The Company’s efforts here are further addressed in Part II, Item 9A, Controls and Procedures -- Management’s Remediation Initiatives. We are in the process with a new board and management of reviewing the Company’s accounting controls and, where necessary to remediate any identified material weaknesses or other deficiencies as well as to address any other Sarbanes-Oxley compliance. For example, the Company has implemented new policies barring the payment of commissions or consulting fees to employees, a delegation of authority policy, and other enhancements. The Company has also retained outside operational and financial consultants with meaningful Sarbanes-Oxley experience. We expect to continue to incur costs associated with implementing other appropriate processes and internal controls, which could include costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

During each of the quarters ended December 31, 2014 and March 31, 2015, we identified material weaknesses in our internal control over financial reporting and our principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of such dates. Furthermore, during the quarter ended June 30, 2015, we identified material weaknesses in our internal control over financial reporting, including insufficient segregation of duties over authorization, review and recording of transactions, internal review and approval of financial reporting responsibilities and processes, insufficient technical accounting expertise, lack of central information technology system and controls, and lack of institutional controls and competency. Consequently, as of August 15, 2016, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, because of the material weakness in our internal control over financial reporting and disclosure lapse described above and in Item 9A of our Form 10-K, our disclosure controls and procedures were not effective.

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

As described elsewhere in this report, we entered into a number of related party transactions with entities affiliated with or controlled by certain of our executive officers. For example, on October 23, 2013, we made a non-interest bearing loan in the amount of $125,000 to MC Logic, LLC, which is wholly-owned by Michelle Cote, our President and Secretary and a director and founder of the Company. MC Logic repaid the loan on December 30, 2013. Shortly prior to the replacement of Brian Pappas as Chief Operating Officer of the Company, Pappas caused the Company to issue a Sew Fun Studios local territory to MC Logic (owned by Michelle Cote) to assist in the development and possible improvement of that franchise concept. MC Logic was granted the territory with no franchise fee, royalty fee obligation, or marketing fee obligation. After completing all of the training, development, and signatory requirements necessary to become operational, the franchise became active on July 10, 2015. The Company entered into an arrangement with MC Logic under which it will begin paying the standard Sew Fun Studios royalty fee for this territory beginning on June 1, 2016. In addition, in July 2013, we made a loan of $70,000 to AudioFlix, Inc., a company owned by Brian Pappas, our director and then-chief executive officer. In late July 2015, the Board of Directors resolved that all outstanding funds due on the loan had to fully paid by July 31, 2015. AudioFlix did repay the note including all interest due in August 2015. Although we have sought and received full repayment of both of these loans, they could still be deemed to be in violation of Section 13(k) of the Exchange Act. Such violations, including violations of other laws under former management of which we are not aware, could subject us to civil sanctions, including injunctive remedies and monetary penalties, as well as criminal sanctions. The imposition of any of such sanctions on us may have a material adverse effect on our business, financial position, results of operations or cash flows.

The markets for our services are competitive and we may be unable to compete successfully.

The markets for our services are competitive, and we may be subject to increased competition in our markets in the future. We expect existing competitors and new entrants into the markets where we do business to constantly revise and improve their business models in light of challenges from us or other companies in the industry. If we cannot respond effectively to advances by our competitors, our business and financial performance may be adversely affected. Increased competition may result in new products and services that fundamentally change our markets, reduce prices, reduce margins or decrease our market share. We may be unable to compete successfully against current or future competitors, some of whom may have significantly greater financial, technical, manufacturing, marketing, sales and other resources than we do.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly in the future.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter, although we expect that our new royalty fee structure, which was effective October 1, 2015, may reduce these fluctuations. These fluctuations may cause the market price of our common stock to decline. We base our planned operating expenses in part on expectations of future revenues, and our expenses are relatively fixed in the short term. If revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In future periods, our revenue and operating results may be below the expectation of analysts and investors, which may cause the market price of our common stock to decline. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed elsewhere in this section.

We have a limited operating history, which may make it difficult to evaluate its business and prospects.

We commenced our current business operations in July 2010, upon our acquisition of BFK. Accordingly, we have a limited operating history for operations upon which you can evaluate the viability and sustainability of our business and its acceptance by consumers. These circumstances may make it difficult to evaluate our business and prospects.

We rely upon trademark, copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and if these rights are not sufficiently protected, our ability to compete and generate revenues could be harmed.

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

•

laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

•

policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

The laws of certain foreign countries may not protect the use of unregistered trademarks or other proprietary rights to the same extent as do the laws of the United States. As a result, international protection of our image may be limited and our right to use our trademarks and other proprietary rights outside the United States could be impaired. Other persons or entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks for digital signage in foreign countries. There may also be other prior registrations of trademarks identical or similar to our trademarks in other foreign countries. Our inability to register our trademarks or other proprietary rights or purchase or license the right to use the relevant trademarks or other proprietary rights in these jurisdictions could limit our ability to penetrate new markets in jurisdictions outside the United States.

Litigation may be necessary to protect our trademarks and other intellectual property rights, to enforce these rights or to defend against claims by third parties alleging that we infringe, dilute or otherwise violate third-party trademark or other intellectual property rights. Any litigation or claims brought by or against us, whether with or without merit, or whether successful or not, could result in substantial costs and diversion of our resources, which could have a material adverse effect on our business, financial condition, results of operations or cash flows. Any intellectual property litigation or claims against us could result in the loss or compromise of our intellectual property rights, could subject us to significant liabilities, require us to seek licenses on unfavorable terms, if available at all or prevent us from manufacturing or selling certain products, any of which could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We may face intellectual property infringement claims that could be time-consuming, costly to defend and result in its loss of significant rights.

Other parties may assert intellectual property infringement claims against us, and our products and services may infringe the intellectual property rights of third parties. We may also initiate claims against third parties to defend our intellectual property. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our core business. If there is a successful claim of infringement against us, we may be required to pay substantial damages to the party claiming infringement, develop non-infringing technology or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Our failure to develop non-infringing technologies or license the proprietary rights on a timely basis could harm our business. Also, we may be unaware of filed patent applications that relate to our products. Parties making infringement claims may be able to obtain an injunction, which could prevent us from operating portions of our business or using technology that contains the allegedly infringing intellectual property. Any intellectual property litigation could adversely affect our business, financial condition or results of operations.

We depend on key executive management and other key personal, and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

The Company is actively recruiting additional experienced senior management. Because of the intense competition for these employees and because of other risk factors identified in this report, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements. All of our key employees are employed on an “at will” basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

Any long-term indebtedness we may incur could adversely affect our business and limit our ability to expand our business or respond to changes, and we may be unable to generate sufficient cash flow to satisfy our debt service obligations.

We currently have no outstanding debt, other than the current liabilities reflected in the accompanying consolidated financial statements. We may incur indebtedness in the future. Any long-term indebtedness we may incur and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

•

reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

•

limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

•

limiting our ability to borrow additional funds;

•

increasing our vulnerability to general adverse economic and industry conditions; and

•

failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.

Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity.

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.

We are subject to income taxes in the U.S. and other foreign jurisdictions. Significant judgment is required in determining our tax provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to the examination of our income tax returns, payroll taxes and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes and payroll tax accruals. There can be no assurances as to the outcome of these examinations. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and payroll accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made. Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in tax laws, the outcome of income tax audits, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.

Risks Related to Our Common Stock

The concentration of our capital stock ownership with insiders will likely limit your ability to influence corporate matters.

As of December 31, 2015, our executive officers and directors and affiliated persons and entities collectively beneficially owned approximately 34% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a “smaller reporting company,” will require that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or Stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Provisions in our charter documents and Delaware law may discourage or delay an acquisition that stockholders may consider favorable, which could decrease the value of our common stock.

Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors. These provisions include those that: authorize the issuance of up to 10,000,000 shares of preferred stock in one or more series without a stockholder vote. In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We have not paid cash dividends to our shareholders and currently have no plans to pay future cash dividends.

We plan to retain earnings to finance future growth and have no current plans to pay cash dividends to shareholders. Any indebtedness that we incur in the future may also limit our ability to pay dividends. Because we have not paid cash dividends, holders of our securities will experience a gain on their investment in our securities only in the case of an appreciation of value of our securities. You should neither expect to receive dividend income from investing in our securities nor an appreciation in value.

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.

PROPERTIES.

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condominium complex in St. Augustine, Florida. The Company owns three of the office condominiums and rents two additional units. We believe this facility is adequate to meet our current needs.

ITEM 3.

LEGAL PROCEEDINGS.

From time to time, we have been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

On September 27, 2013, BFK Franchise Company LLC was named as a co-defendant in a Complaint filed by a Franchisee in Nevada who had purchased three existing Las Vegas territories from other Franchisees. In December of 2013, without any further legal process, BFK Franchise Company LLC entered into a settlement with the Nevada Franchisee to purchase the three Las Vegas territories for $95,000. At the end of the fiscal year September 30, 2014 the outstanding balance of the note was $55,000. This obligation has been satisfied during the fiscal year ended September 30, 2015.

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. On January 23, 2015 the Company and SFLLC entered into a settlement agreement, which provided:

1.

As of January 1, 2015, all prior agreements between the parties are terminated and there is no further financial obligations between the parties.

2.

By February 22, 2015, the trademarks “Sew Fun Parties” and “Sewing Lounge” will be reassigned to SFLLC. The trademark “Sew Fun Studios” will be retained by the Company.

3.

No later than February 22, 2015, the Company will issue to the controlling person of SFLLC 85,000 shares of the Company’s common stock in satisfaction of all monetary claims under the previously entered into agreements between the parties.

4.

No later than February 22, 2015, the Company will cooperate in taking steps to remove all legends and/or restrictions on the right to sell the 35,000 shares of the Company’s common stock (issued in December 2012 to the controlling person of SFLLC), and the 85,000 shares of the Company’s common stock referred to above.

5.

By January 28, 2015, the Company will transfer the domain names “SEWFUNPARTIES.COM” and “SEWFUNPARTIES.NET” to the controlling person of SFLLC and will take reasonable steps to transfer or release the management and/or administration the Facebook account “SEW FUN PARTIES AND MORE” of the controlling person.

6.

The parties exchanged full mutual releases regarding any and all claims against each other.

Thereafter, on February 3, 2015, the parties amended the settlement agreement regarding the aspect of the settlement agreement involving the 85,000 shares of the Company's common stock issued under the settlement agreement. Because the 85,000 shares issued under the settlement agreement were restricted securities under the Securities Act of 1933, the legends on the shares could not be removed to allow the shares to be freely traded for at least 6 months. Accordingly, the parties agreed that the company would pay the controlling person of SFLLC the difference between value of the shares on January 23, 2015 (i.e. $1.25) and the value of the shares when sold by the controlling person of SFLLC.

As the events related to this settlement were known as of September 30, 2014, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 855 – Subsequent Events, the Company accrued the estimated fair market value of the 85,000 shares of common stock to be issued pursuant to this legal settlement under “Legal Settlement” in the accompanying balance sheet at September 30, 2014. The estimated market value of the shares of common stock was $106,250 based on the trading price of the Company’s common stock on the date of the settlement (January 23, 2015) and is recorded under legal settlements in the accompanying statement of income as of September 30, 2014. Thereafter, in November 2015, the Company made a final payment of approximately $84,000 representing the payment due under the amendment to the settlement agreement, thus completing its obligations under the settlement as amended.

Plaintiffs filed a complaint against the Company alleging breach of the foregoing amended settlement agreement. Plaintiffs claim that the Company only partially performed under the amended settlement agreement. Plaintiffs do not claim that the Company failed to pay the proper value for the difference in price on the 85,000 shares between January 23 and the value of the shares when sold by the controlling person of SFLLC. Instead, plaintiffs claim that they were also entitled to receive the difference in price on the 35,000 shares between January 23 and the value of the shares when sold by the controlling person of SFLLC as well as other expenses they claim to be due. They total damages they seek are $42,414. The Company filed a Motion to Dismiss this case, which the court denied on June 9, 2016. The Company contests the validity of these claims and intends to vigorously defend against them.

On February 18, 2015, the Company was sued for defamation by a former officer of the Company in relation to the Company’s statements in an SEC Form 8-K filing that the employee had been terminated. The former officer alleged that the claimed misstatement in the SEC filing was false, was maliciously designed to injure the plaintiff in retribution for his having reported problems and pressed for changes at the company, and injured the reputation of the individual. The former officer seeks lost wages and income, compensatory damages, other damages and requests that a replacement Form 8-K be filed. The case is in the discovery phase.

On October 2, 2015, the Company filed suit against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franchise Ventures. The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain. The litigation continues.

On March 7, 2016, Franchise Ventures (“FV”), a company operated by Brian Pappas, filed suit against the Company and its affiliate BFK Franchise Company, LLC (collectively “the Company”) alleging breach of contract and seeking a declaratory judgment. The complaint does not state an amount of damages. FV claims that the Company has an ongoing contractual obligation to pay FV compensation in the form of commissions and other payments per the original LLC operating agreement under which BFK LLC was formed (“BFK Operating Agreement”). FV acknowledges that the Company terminated the LLC operating agreement and stopped paying FV in October 2015. FV’s complaint seeks recovery of compensation allegedly due after the termination date. Although the complaint is unclear, it appears to allege that the Company has no right ever to terminate the operating agreement. On May 11, 2016, the Company filed a Motion to Dismiss the complaint, asserting that: (a) the terms of the BFK Operating Agreement clearly provide that FV was owed compensation strictly for providing BFK LLC services as its managing member; (b) FV’s term as managing member of BFK LLC ended when CLC acquired it and CLC supplanted FV as the sole managing member of BFK LLC; and (c) in any event, under the terms of the BFK Operative Agreement, CLC had the full right to terminate the BKF LLC operating agreement on October 1, 2015, thereby eviscerating any conceivable legal rights FV might assert under that agreement thereafter. The Company contends that neither FV nor Mr. Pappas had any continuing right to franchise sales commissions under the BKF LLC operating agreement after FV ceased serving as managing member of BFK LLC when the Company acquired it on July 2, 2010. The Company intends to vigorously litigate this matter.

The Company is involved in an investigation of regulatory requirements with various states to determine the Company’s compliance with timely registration. On April 2, 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. The Company’s then-CEO, Brian Pappas, retained counsel to assist the Company to address the SEC’s inquiry. After the Board removed Brian Pappas as Chief Executive Officer, the Company replaced the SEC counsel Mr. Pappas had previously retained with new counsel selected by the Company’s Audit Committee. The Company is fully cooperating with the staff of the SEC in this matter. As of the date of this filing, the Company’s Audit Committee is entirely made-up of independent outside directors.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for Equity Securities

Our common stock is quoted on the OTC bulletin board under the symbol “CLCN.” The following table sets forth the high and low bid prices for our common stock as quoted on the OTC bulletin board for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
06/30/16	$0.22	$0.13
03/31/16	$0.32	$0.13
12/31/15	$0.32	$0.32
09/30/15	$0.32	$0.25
06/30/15	$0.55	$0.55
03/31/15	$1.10	$1.09
12/31/14	$1.50	$1.36
09/30/14	$2.70	$1.92
06/30/14	$3.04	$1.55
03/31/14	$1.81	$1.55
12/31/13	$1.90	$1.51

At August 30, 2016, the Company had 11,936,309 outstanding shares (12,001,409 shares issued less 15,100 shares held by the Company as treasury stock and 50,000 shares held as payment from Challenge Island) of common stock and 289 shareholders of record.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by the Company’s Board of Directors. The Company’s Board of Directors is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared and it is not anticipated that dividends will be paid in the foreseeable future. Any indebtedness the Company incurs in the future may also limit its ability to pay dividends. Investors should not purchase the Company’s common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

None, other than as previously disclosed in a Quarterly Report on Form 10-Q.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fourth quarter of the fiscal year covered by this report.

ITEM 6.

SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Form 10-K. All information presented herein is based on the Company’s fiscal year, which ends September 30. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in September and the associated quarters, months and periods of those fiscal years.

Overview

The Company experienced a year of modest growth, in the number of operating franchises, at the end of fiscal year 2015 compared to fiscal year 2014, expanding from 618 operating franchises to 739 operating franchises within the three brands. The reduction in the growth rate of franchisees sold in fiscal year 2015 resulted in a decrease in franchise sale fees by approximately $2,600,000, in a year-to-year comparison. The decrease in the number of franchise sales was highlighted during the fourth quarter of the current fiscal year as the new management team reevaluated and improved the franchise sales policy, procedure, and process. A consistent and compliant franchise agreement and franchise disclosure document was developed, implemented and is being registered with state agencies. An additional change was the termination of all past related-party sales brokers, as part of new management’s increased focus upon enhancing shareholder value and its new anti-nepotism policy. A new sales broker program has been developed that both, trains and commits any person representing the Company to consistent and ethical standards.

The Company’s Revenue decreased to $5,710,000 in fiscal year 2015 from $7,458,000 in the prior year or a decrease of $1,748,000 (-23%) primarily due to lower Initial Franchise sales, partially offset by an increase in Royalty Fees. Operating Expenses increased to $6,079,000 in fiscal year 2015 from $5,846,000 in the prior year or $233,000 due to significant decreases in commissions of $971,000 year over year offset by significant increases in professional fees of $788,000 and bad debt expenses of $255,000 year over year. The Net (loss) income decreased to a loss of $457,000 in fiscal year 2015 from income of $858,000in the prior year or $1,315,000 primarily due to the lower Franchise fee revenues.

On December 9, 2015, the Company completed the sale of the Challenge Island business to the prior owner of the business, pursuant to an asset sale and purchase agreement entered into on that date. See Note 12 to the Consolidated Financial Statements.

As of January 29, 2016, the Company has temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements.. In turn, this has delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company expects that offer and sales efforts will resume in approximately 70% of the states in which Bricks 4 Kidz® and Sew Fun Studios® currently sell franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees.

Results of Operations

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2015 and 2014.

	Franchises Sold
Franchise Activity	Fiscal Years Ended
	September 30,
Creative Learning Corporation	2015	2014
BFK Franchise Company LLC
(a) US First Territories	59	102
(b) US Second Territories	38	62
Total US	97	164

International First Territories	16	26
International Second Territories	6	9
Master FA Agreements	4	9
Master Sub-franchise	—	3
Total International	26	47
Total BFK	123	211

SF Franchise Company LLC
US First Territories	10	—
US Second Territories	1	—
International Territories	1	—
Total SF	12	—

Total Franchises Sold for Continuing Operations	135	211

CI Franchise Company LLC
US First Territories	13	12
US Second Territories	3	4
Total US	16	16

Master FA Agreements	—	1
Total International	—	1
Total CI	16	17

Total Franchises Sold for Discontinued Ops.	16	17

———————

(a)

US First Territory is the original territory purchased with the Franchise Agreement for example, the franchisee would be charged $25,900 for the first territory.

(b)

Second Territory is a secondary territory purchased in addition to the territory purchased with the Franchise Agreement for example, the franchisee would be charged $10,000 for a second territory.

Material changes of items in the Company’s Statement of Operations for the fiscal years ended September 30, 2015 as compared to the same period in the prior year are discussed below.

Franchise Fees, Royalty Fees and Creative Center Sales

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Revenue:
Franchise Fees	Decrease	$2,860,000	$5,529,000	$(2,669,000)	-48%
Royalty Fees	Increase	$2,846,000	$1,851,000	$995,000	54%
Creative Center Sales	Decrease	$4,000	$78,000	$(74,000)	-95%
Total Revenue		$5,710,000	$7,458,000	$(1,748,000)	-23%

Contributing to the decline in franchise fees of approximately $2,669,000, or 48%, was the impact of the franchise sales mix. Included in the decline was the reclassification of CI franchise fees of approximately $275,000 and $258,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to loss on assets held for sale. During 2015, Franchise Sales fell due to management focused on resolving internal issues affecting the company which would prevent it from reaching its long term objectives. The decline in franchise fees, on a company wide basis, is fundamentally a result of 56 or 31% fewer domestic franchise units sold, 6 or 60% fewer master agreements entered into and, 12 or 34% fewer international franchise agreements during the fiscal year ended September 30, 2015 compared to the prior fiscal year. The franchise sales for BFK included the following declines in the comparable periods: approximately 67 fewer US first and second territories, 13 fewer international first and second territories, and 8 fewer master and sub-franchise territories. CI included a decline in the comparable periods of one master franchise agreement. SF contributed 12 territories because of franchise sales beginning July 2015. The initial sales of SF franchises were made at a discounted dollar value in an effort to establish and develop a market presence. The impact of the change in management and governance of the Company reduced the level of sales during the fourth quarter of fiscal year 2015, to allow an evaluation of the sales process and procedures and subsequently to initiate changes for future sales under a more consistent process. In this connection, the Company temporarily suspended domestic franchise offer and sales in the last half of September 2015 for all states until the Company completed revision of its FDD’s. The Company’s offer and sales efforts resumed fully on October 27, 2015 in all states except for New York, Utah, Wisconsin, Washington, Virginia and Maryland. Fiscal year ended September 30, 2015.

Royalty fees increased by approximately $995,000, or 54%, in the comparable fiscal periods ended September 30, 2015 and 2014. Included in the change was the reclassification of CI franchise fees of approximately $78,000 and $32,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to loss on assets held for sale. Under the royalty fee program in effect for the fiscal years ended September 30, 2015, and September 30, 2014, full minimum royalty fees for new franchisees were waived for the first 6 months of their operations; however, the franchisee was responsible for the 7% of revenue royalty fee from the commencement of their operations.

Commencing on October 1, 2015, and for the remainder of the initial term of the franchise agreement, all franchisees that accept the royalty fee change shall be required to pay to the Company the royalty fees as follows:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2015 through September 30, 2016	$400 USD
October 1, 2016 through September 30, 2017	$425 USD
October 1, 2017 through September 30, 2018	$450 USD
October 1, 2018 through September 30, 2019	$475 USD
October 1, 2019 and for the remainder of the initial term of the Franchise Agreement	$500 USD

If any franchisee owns and operates more than one territory, the royalty fees payable to the Company for the second territory and each additional territory shall be as follows:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2015 through September 30, 2016	$200 USD
October 1, 2016 through September 30, 2017	$225 USD
October 1, 2017 and for the remainder of the initial term of the Franchise Agreement	$250 USD

Each franchisee has been given the option to amend their franchise agreement contract and elect this new royalty fee structure. At August 12, 2016, less than 2% of franchisees have formally rejected the new royalty fee program. Any franchisees which do not elect the new royalty fee structure will remain subject to the historic royalty structure described above. The royalty fee for BFK was 7% of franchise revenues as recorded in the FMT. There was a minimum royalty fee of $1,500 for an initial territory and $750 for an additional territory per 12 week period. This royalty fee for BFK was in place for the full fiscal years ended September 30, 2015 and 2014.

The royalty fee for CI was 7% of franchise revenues as recorded in the FMT. There is a minimum royalty fee of $1,200 for an initial territory and $500 for an additional territory per 12 week period. For new franchises, the royalty fees do not become payable until after their initial 3 to 6 months of operations. CI operations were sold in December 2015 (see Note 12). For fiscal year ended September 30, 2015 CI royalty fees were approximately $78,000, and were reclassified into loss on assets held for sale.

The royalty fee for SF is a fixed amount equal to $350 per month during the first year and increases each year during years 2 through 5, by $25 per month. A new franchisee becomes liable for the royalty fee after 3 months of operations.

For both BFK and SF, the number of franchises required to comply with the royalty fee agreements has increased and will continue to increase with the sale of additional franchises. For BFK and SF, the franchisee’s requirement to comply with the royalty fee agreement commences on the 3rd month after the franchise is granted.

Excluded from the franchise and royalty revenues are payments made by franchisees directly to Leap Ahead Learning Company for set-up and monthly support of a FMT. Leap Ahead Learning is owned by Dan O’Donnell Creative Learning Corporation prior Chief Operations Officer. The set-up fee is approximately $250 and the monthly support fee is approximately $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who was a director and executive officer of the Company until April 6, 2016. In or about April 2016, the Company executed a new contract with Leap Ahead to replace the pre-existing agreement. The new contract has negligible cost impact and provides the Company significantly enhanced operational security. In addition, all domestic franchisees that wish to accept credit card payments must be set-up for processing credit cards through a third-party service provider, authorize.net. Leap Ahead Learning Company receives a monthly administrative fee of $7.95 for each franchisee using the credit card processing services of authorize.net. Leap Ahead Learning Company is the broker and administrator on behalf of authorize.net. Please see Item 13 of this report, “Certain Relationships and Related Transactions, and Director Independence,” for more information regarding the Company’s relationship with this entity. The Company is in discussions regarding the development and implementation of a new FMT, which may or may not replace the current tool entirely or in part. If a new franchise reporting tool is implemented, each franchisee will be required to transfer their credit card processing service to a new processing organization. This transfer process would be facilitated by the new franchise reporting entity.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2015 and 2014 were approximately $6,079,000 and $5,846,000, respectively. There was a net increase in total operating expenses of approximately $233,000 or 4%, for the comparable periods.

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Total Operating Expenses	Increase	$6,079,000	$5,846,000	$233,000	4%

The changes in operating expenses are explained as follows:

Commissions and Consulting Fees

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Operating expense:
Consulting and Commissions	Decrease	$1,173,000	$2,144,000	$(971,000)	-45%

The Company paid commissions and consulting fees for the fiscal years ended September 30, 2015 and 2014 of approximately $1,173,000 and $2,144,000, respectively, a decrease of approximately $971,000, or 45%. The payments for commissions and consulting fees declined primarily as a result of the reduction in the sales of new franchises during the comparable periods. Included in the change was the reclassification of CI consulting and commissions of approximately $240,000 and $170,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to discontinued operations. In most cases, the commission paid to a sales broker was 25% of the franchise, fee in addition a 5% commission was paid to Fran Venture for each new BFK franchise, and a $500 fixed commission was paid to MC Logic, LLC for each new BFK franchise.

Payments made to FranVentures, LLC (related party) during fiscal year ended September 30, 2015, were processed as follows: (1) payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $76,000, which monthly payments were discontinued April 15, 2015 and (2) payments reported through the Companies payroll system and reported on Form W-2, with all appropriate federal and state deductions, of approximately $66,000.

Payments made to MC Logic, LLC (related party) during fiscal year ended September 30, 2015, were processed as follows: (1) payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $24,000, which payments were discontinued April 15, 2015 and (2) payments reported through the Companies payroll system and reported on Form W-2, with all appropriate federal and state deductions, of approximately $19,000, which payments were discontinued effective January 1, 2016.

Payments made to Leap Ahead Learning Company (related party) during fiscal year ended September 30, 2015, were processed as follows: (1) payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $38,000, which monthly payments were discontinued April 15, 2015, and (2) the base pay of Mr. O’Donnell was adjusted to include the consulting fee and reported on Form W-2, with all appropriate federal and state deductions, of approximately $27,500.

Payments made to Bottom Line Group (related party) during fiscal year ended September 30, 2015, were processed as follows: (1) consulting payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $63,000, and (2) commission payments reported through the Company’s accounts payable system requiring a Form 1099, of approximately $93,000. The business consulting and development agreement with Bottom Line Group, LLC was terminated on September 25, 2015.

Payments made to Jeffery Ball and J. Ball Group, LLC (related party) during fiscal year ending September 30, 2015, were processed as follows: (1) consulting payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $31,000, and (2) commission payments reported through the Company’s accounts payable system requiring a Form 1099, of approximately $55,000. The independent contractor agreement with Jeffery Ball and J Ball Group, LLC was terminated on September 30, 2015.

Payments made to Jacqueline Pappas-Ball (related party) during fiscal year ending September 30, 2015, were processed as consulting payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $6,000. The working relationship with Ms. Pappas-Ball was ended during the fourth quarter of fiscal year 2015. On January 5, 2016, the Company established a new policy that no company employee, employee’s friends or employee’s family members will be paid commissions or consulting fees. Any extenuating or existing circumstances must be approved by Board of Directors, Independent Members.

Franchise Training Payments

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Operating expense:
Franchise training & expenses	Decrease	$367,000	$463,000	$(96,000)	-21%

For the comparable periods ended September 30, 2015 and 2014, the Company paid franchise training and expense fees of approximately, $367,000 and $463,000, respectively, a decrease of approximately $96,000 or 21%. The net reduction in franchise training and expense fees is partially due to the reduction in the number of franchises sold during the comparable periods ended September 30, 2015 and 2014. Included in the change was the reclassification of CI franchise training and expenses of approximately $67,000 and $40,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to discontinued operations. The decrease resulted in fewer start up materials and supplies provided to franchises and decreased field visits, partially offset by increased expenses related to a promotional t-shirt program and an increase in printed brochures and materials. These expenses also contain a fixed element related to the number of new franchises and a variable element associated with new programs distributed to active franchises. The SF concept started this fiscal year adding new franchise related expenses of approximately $37,000.

Payroll Expense

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Operating expense:
Salaries and payroll expenses	Increase	$1,321,000	$1,167,000	$154,000	13%

The Company paid salaries and payroll expenses for the comparable periods ended September 30, 2015 and 2014 of approximately, $1,321,000 and $1,167,000, respectively, an increase of approximately $154,000 or 13%. The increase in total payroll expenses reflects the increase in the Company’s staff levels during the comparable periods ended September 30, 2015 and 2014, with average full time employees of approximately 19 and 13 respectively. The increases were in the following functions: Franchisee Support of approximately $36,000, legal of approximately $21,000, marketing of approximately $37,000, curriculum development of approximately $18,000, accounting of approximately $38,000.

Advertising Expenses

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Operating expense:
Advertising expenses	Increase	$876,000	$803,000	$73,000	9%

The Company paid advertising expenses for the comparable periods ended September 30, 2015 and 2014 of approximately $876,000 and $803,000, respectively, an increase of approximately $73,000 or 9%. Included in the change was the reclassification of CI advertising expenses of approximately $129,000 and $115,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to loss on assets held for sale. The spending in advertising expenses during the comparable periods reflects the addition of promotional activities relating to the new SF concept of approximately $40,000. There was a relatively level spending rate for BFK promotional activities, which included print media and electronic media, accounting for lead advertising as well as promotion in new franchise territories. During the change in management, the levels of advertising and promotion remained constant in an effort to maintain a market awareness and not disrupt the existing promotional actives of the Company.

Professional Fees

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Operating expense:
Professional fees	Increase	$1,053,000	$265,000	$788,000	297%

The Company paid professional fees for the comparable periods ended September 30, 2015 and 2014 of approximately $1,053,000 and $265,000, respectively, an increase of approximately $788,000 or 297%. A large segment of the increase in professional fees is related to issues that resulted from the prior management decisions. A detailed reconciliation of the increase in professional fees for the comparable periods, is: (i) an increase in legal fees incurred relating to general litigation, international franchise matters, LEGO compliance, and federal regulatory and reporting of approximately $315,000, (ii) an increase in fees for services provided for public accounting services and professional consulting services of approximately $180,000, (iii) an increase in legal fees incurred to comply with state regulatory and reporting of approximately $82,000, (iv) an increase in legal fees incurred relating to employee separation issues with former officers and former employees of approximately $41,000, (v) an increase in legal fees incurred relating to past and current SEC filings of annual (10-k), quarterly (10-q), and periodic reporting requirements of approximately $110,000, (vi) an increase in legal fees incurred by the Audit Committee relating to evaluation of past corporate governance and managements of approximately $60,000.

Other Operating Expenses

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/15	09/30/14	Amount	%
Operating expense:
Other operating expenses	Decrease	$1,289,000	$1,004,000	$285,000	28%

The Company paid other operating expenses for the comparable periods ended September 30, 2015 and 2014 of approximately $1,289,000 and $1,004,000, respectively, a decrease of approximately $285,000 or 28%. During the comparable periods, the net increase in operating expenses was composed of: (i) an increase in the bad debt expense of $255,000; (ii) an increase related to foreign conferences attended by executive management and the marketing department of approximately $45,000, (iii) an increase in investor relations expenses of approximately $17,000; (iv) a reduction in stock-based compensation of approximately $56,000; and, (v) a reduction in office expenses supplies, brochure development of approximately $415,000. Included in the change was the reclassification of CI other operating expenses of approximately $49,000 and $35,000 for the fiscal years ended September 30, 2015 and 2014, respectively, to loss on assets held for sale.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. From January of 2016 through August 2016, the Company was not able to sell franchises in the United States at the same time the Company had significant professional fees and regulatory cash outlays which put adverse pressure on the Company’s liquidity. The Company believes its US sales will rebound after resuming sales in the US and its cash outlays related to professional fees and regulatory functions will return to traditional levels for a similar business. The company will explore all options to improve liquidity and reassess its position in December.

Cash funds are used for on-going operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2015, the Company purchased property and equipment totaling approximately $8,000, and no intangible property. The Company used cash during the fiscal year ended September 30, 2015 to make payments of $55,000 on a legal settlement reached in 2014.

At September 30, 2015, the Company’s liabilities, recorded on the balance sheet, consisted primarily of trade payables of approximately $119,000; accrued payroll of approximately $40,000; customer based deposits and unearned revenue of approximately $56,000; the franchisee funded marketing fund of approximately $249,000; and, accrued expenses of approximately $428,000 (see footnote 7).

The financial statements which are included as part of this report, and in particular the Statement of Stockholders Equity, reflect the issuance of shares when certificates representing the shares are issued by the Company’s transfer agent. In contrast, in the text of this report, shares are considered to be issued and outstanding when the Company’s board of directors has authorized the issuance of the shares and the consideration for the shares has been received.

As of January 29, 2016, the Company has temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements.. In turn, this has delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company expects that offer and sales efforts will resume in approximately 70% of the states in which Bricks 4 Kidz® and Sew Fun Studios® currently sell franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. Any domestic franchise sales efforts that were underway as of January 29, 2016 were suspended, not terminated, so those efforts will resume where left-off once offer and sales activities are resumed. Notwithstanding the current suspension, Bricks 4 Kidz® and Sew Fun Studios® can receive and answer from prospective franchisees generalized questions that do not amount to offer and sale activity, e.g., the Company’s history, the types of courses the Bricks 4 Kidz® and Sew Fun Studios® offer, the location of the Company’s securities filings, etc. The Company notes that it is the practice of Bricks 4 Kidz® and Sew Fun Studios® to complete all franchise sales on a single day each month. These sales are the result of weekly franchise submissions to the Company’s headquarters. In the fiscal year ended September 30, 2015, the Company’s average weekly Bricks 4 Kidz® franchise submissions for domestic sales averaged just over 1 new franchisee per week.

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

The Company used $600,000 in cash for operations, investing and financing activities in the fiscal year ending September 30, 2015.

Historically, an additional source of liquidity has been the issuance of the Company’s common stock.

Contractual Obligations

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 103B, Office Space 2, located at 701 Market Street, St. Augustine, Florida. On January 28, 2016, the Company provided a 60-day notice of termination for this lease that was accepted by the landlord. The fees and penalty for early termination was $2,000. The Company vacated the suite by March 31, 2016.

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period began July 1, 2014 and ends June 15, 2019. The monthly rent is $1,425.

The Company entered into an agreement for the repurchase of territories in Nevada in December 2013. This repurchase agreement consisted of a note payable with a total due of $95,000 with monthly payments of $5,000 beginning in January 2014. The balance on the note at September 30, 2015 is $-0-.

The following table summarizes the Company’s contractual obligations at September 30, 2015:

Obligation	2016	2017	2018	2019	Total
Commercial Lease (Suite 114)	$17,100	$17,100	$17,100	$12,113	$63,413
Commercial Lease (Suite 103B)	5,700	—	—	—	5,700
	$22,800	$17,100	$17,100	$12,113	$69,113

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Related Party Transactions

Refer to Part III, Item 13 of this Form 10-K for disclosure regarding certain related party transactions.

Critical Accounting Policies

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our consolidated financial statements requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, net sales and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We describe in this section certain critical accounting policies that require us to make significant estimates, assumptions and judgments. An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements. For further information on the critical accounting policies, see Note 1 of the Consolidated Financial Statements.

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms and in accordance with regulatory requirements, the service price to the client is fixed or determinable, and collectability is reasonably assured. Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties are recognized in the period earned. Changes in franchise agreement terms and types of services provided can have an impact on the recording of revenue in a period.

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of trade accounts and note receivables based on a combination of factors. The Company estimates an allowance for doubtful accounts and notes as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended September 30, 2015 and 2014, the Company recorded provisions for doubtful accounts of approximately, $306,000, and $50,000, respectively.

Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets

At least annually, the Company evaluates property, plant and equipment, goodwill and other intangible assets for potential impairment indicators. The Company’s judgments regarding the existence of impairment indicators are based on market conditions and operational performance, among other factors. Future events could cause the Company to conclude that impairment indicators exist and that assets associated with a particular operation are impaired. Evaluating for impairment also requires the Company to estimate future operating results and cash flows which require judgment by management. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

Income Taxes

The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal and state jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes. As a matter of course, we may be audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At September 30, 2015 we had no unrecognized tax benefits. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

Share-based compensation

The Company has a share-based compensation plan which authorizes the granting of various equity-based incentives including stock options to employees and nonemployee directors. The expense for these equity-based incentives is based on their fair value at date of grant and generally amortized over their vesting period. The fair value of each stock option granted is estimated on the date of grant using a closed-form pricing model. The pricing model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company’s stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Litigation accruals

In the ordinary course of business, the Company is subject to proceedings, lawsuits and other claims primarily related to competitors, customers, employees, franchisees, government agencies, intellectual property, shareholders and suppliers. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. The Company does not believe that any such matter currently being reviewed will have a material adverse effect on its financial condition or results of operations.

Recent Accounting Pronouncements

In January 2015, the FASB issue ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), relating to simplifying income statements presentation by eliminating the concept of extraordinary items. To qualify for consideration an event must: 1. Be unusual in nature, and 2. Be infrequent in its occurrence. Management has not identified any events that meet the qualification to be reported and Extraordinary or Unusual.

Revenue from Contracts with Customers (Topic 606) has been discussed in several recent ASU including ASU 2016-12, 2016-11, 2016-10 and 2016-8. in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2016-09 will have on our financial statements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and related notes required by this item are set forth as a separate section of this Report. See Part IV, Item 15 of this Form 10-K.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective as of July 6, 2016, the Company engaged Hancock, Askew & Co., LLP as the Company’s new independent registered public accounting firm. During the fiscal years ended September 30, 2015 and 2014, and through July 6, 2016, the date of Hancock, Askew & Co., LLP’s engagement, the Company did not consult with Hancock, Askew & Co., LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, because of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2015.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting throughout FY2015 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting throughout FY2015 was not effective, as a result of a material weakness primarily related to a lack of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States, the lack of senior management leadership in the area, and the absence of board independence and the ability of the Audit Committee to function fully effectively until late July 2015. As a result of this material weakness, the Company (i) did not report the granting of a franchise, at no cost, to a related party, (ii) did not properly classify a guarantee on stock value that should have been recorded as a reduction in additional paid in capital.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance the Company’s internal control over financial reporting, changes were made in the board of directors and management team. A new independent board was appointed, during the fiscal year, with the chairman being from outside the Company’s operating management team. Additional new independent board members were appointed in late July 2015, at which time a new interim CEO was appointed to direct the operations of the Company, replacing Brian Pappas. As of late July 2015, the board was comprised of seven members, four of whom are independent members possessing diverse professional experience including backgrounds varying from executive management, finance, auditing and franchise law. This improved the business acuity of the board. As of January 27, 2016, the number of board members was reduced to six with the resignation of Mr. Pappas, leaving four independent members and two from current company management. In addition, the Company appointed a new Chief Financial Officer on July 5, 2016. These major changes were designed to facilitate the Company’s ability to change and improve policies and practices. Since late July 2015, the Company has taken numerous other significant steps in remediation, including (1) terminated all corporate relationships – employees, consultants and contractors – that appeared to be the result of nepotism; (2) instituted a business approach designed to align the incentives of company employees with enhancement of shareholder value (see points 1 and 5 of this paragraph); (3) made changes in management and organizational structure including replacement of the CEO; (4) implementation of new corporate policies including without limitation a code of ethics, an insider trading policy, terminating the payment of commissions to company executives; (5) took corporate action to terminate the payment of commissions to Brian Pappas on new franchisee sales; (6) evaluating the development of a new Franchise Management Tool to improve systemic operations with franchisees; (7) retention of legal counsel with expertise in numerous issues central to company operations including without limitation SEC matters (including financial reporting), franchising law, corporate governance, trademark, litigation to represent the Company; (8) implementation of a new company electronic mail system under complete company control; (9) formulated new board committees to facilitate independent review and oversight of company activities (including executive, compensation and audit committees); (10) implemented policies barring brokers from participating in discussions regarding financing in relation to franchise sales; (11) outside franchise counsel conducted compliance training of company staff; (12) actively recruiting additional experienced senior management; (13) stricter controls related to disbursements; (14) implementing a more thorough review process around all aspects of financial reporting and (15) retaining individuals with the requisite background to better insure accurate and timely financial reporting. In addition to the foregoing, the Company intends to continue to aggressively address the issue of internal controls going forward as well.

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

Changes in Internal Control over Financial Reporting

Except as described under “—Management’s Remediation Initiatives” above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their ages at August 12, 2016, are as follows:

Name	Age	Title
Rod Whiton	45	Interim Chief Executive Officer
Michelle Cote	47	President and Secretary, Director
Christian Miller	43	Chief Financial Officer
Rick Alder	66	Controller
Charles Grant	65	Chairman of the Board
Joseph Marucci	66	Director
JoyAnn Kenny-Charlton	38	Director
Michael Gorin	74	Director

Rod Whiton was appointed as CLC’s interim Chief Executive Officer on July 22, 2015. Mr. Whiton is a professional investor. Most recently, Mr. Whiton has invested in and serves on the board of directors of ThirdParent Inc., a private company specializing in Internet safety for teens and kids. Mr. Whiton was an early investor in CLC, investing in an initial private placement by the Company.

Michelle Cote founded Bricks 4 Kidz® in June 2008 after developing curriculum and running after-school classes, camps and birthday parties using LEGO® since early 2008. She co-founded BFK in May 2009, and became a director of CLC when it acquired BFK in July 2010. Ms. Cote was appointed President of CLC in July 2015. Prior to co-founding BFK, Ms. Cote worked for an architectural firm in St. Augustine, Florida. Ms. Cote received her B.A. degree from Flagler College in St. Augustine in 1991 with a major in Spanish/Latin American studies and graduated Cum Laude.

Christian Miller joined CLC in July 2016 as the Chief Financial Officer, effective immediately. Mr. Miller served as President of Miller Home Health Agency, Inc., a home health agency he co-founded, from May 2013 through July 2016. Prior to that, he served as Corporate Controller at Pinova Holdings, Inc., a specialty chemical manufacturer, from April 2012 through May 2013, as Controller at Pilot Pen Corporation of America from September 2008 through April 2012, and in various positions, including Director of Accounting and Reporting, at Trailer Bridge, Inc. Mr. Miller holds a Masters of Business Administration from Jacksonville University, and an Accounting Degree from Florida State University.

Rick Alder has served as the Company’s Controller since March 2015 and Principal Accounting Officer since May 2015. Mr. Alder served as a consultant to the Company from November 2014 to March 2015. Mr. Alder previously served as a consultant in financial reporting from July 2014 to October 2014 for DayMark Financial, LLC, and a consultant controller for Keystone Industries, LLC from September 2013 to June 2014. From April 2013 to August 2013, Mr. Alder served as a consultant to Positronic Global Connector Solutions, and from October 2012 to April 2013, Mr. Alder served as a consultant to SMG – Savor Jacksonville. Mr. Alder also served as a financial analyst for JP Morgan Chase from January 2012 to June 2012, and in the internal audit unit (special projects) in the Office of the Sheriff, Consolidated City of Jacksonville, from May 2011 to October 2011.

Charles Grant has served as a director of CLC since April 2015, and as Chairman of the Board since July 2015. Mr. Grant has been the managing director of CKG partners, an independent consulting and investment firm providing service to both public and private companies, since 2013. From 2002 to 2013, Mr. Grant was the President and Chief Executive Officer of SP Industries, a private equity-backed designer, manufacturer and marketer of laboratory, research and process equipment, glassware, precision glass components, and configured-to-order manufacturing equipment. From 2002 to 2011, Mr. Grant was also Chairman of SP Industries’ Board of Directors. Mr. Grant received a B.S. /B.A. degree from Northeastern University in 1973 and a M.B.A. from Columbia University in 1985. Mr. Grant is licensed as a Certified Public Accountant in the States of Connecticut and New Jersey, and is a certified Global Management Accountant.

Joseph Marucci has served as a director of CLC since April 2015. Mr. Marucci has been an independent consultant to both public and private companies since 2010 and the managing director of SWFMC LLC, an independent consulting firm, since 2015. Between 1972 and 1985, Mr. Marucci was employed by PricewaterhouseCoopers (PwC). From 1985 to 2010, Mr. Marucci was a PwC partner serving in a variety of locations and responsibilities.

JoyAnn Kenny-Charlton has served as a director of CLC since July 2015. Ms. Kenny-Charlton is an attorney with Marks & Klein LLP and the owner of Kenny Law LLC. Ms. Kenny-Charlton concentrates her practice in commercial transactions, general corporate, and franchise, licensing and distribution law. Ms. Kenny-Charlton is a member of the International Franchise Association and was named a “Legal Eagle” (2013, 2014 and 2015) by the Franchise Times for her work in the field of franchise law. Ms. Kenny-Charlton is a graduate of Villanova University School of Law and holds a B.A. from Villanova University.

Michael Gorin has served as a director of CLC since July 2015. Mr. Gorin has served in various capacities at Aeroflex Incorporated, a producer of test equipment, RF and microwave integrated circuits, components and systems used for wireless communications that was acquired by Cobham plc in 2014. Mr. Gorin served as President and Chief Financial Officer of Aeroflex from 1988 through 2004 and Vice Chairman in 2005 before retiring, as a director from 1990 through 2005, and as a consultant from 2006 through 2009. Before joining Aeroflex, Mr. Gorin was a partner at Arthur Andersen & Co. and was a managing partner for the small business division. Mr. Gorin has previously served as a director and audit committee member for public companies, including Limco-Piedmont Inc. and National RV Holdings Inc. Mr. Gorin holds a B.B.A. in Accounting from Hofstra University and is a Certified Public Accountant in the State of New York.

Board Structure

CLC’s Board of Directors has concluded that each of the following directors, constituting a majority of the Board of Directors, is independent, as defined in Section 803 of the listing standards of the NYSE MKT: Charles Grant, Joseph Marucci, JoyAnn Kenny-Charlton and Michael Gorin.

In December 2015, the Company established an Executive Committee which is currently composed of the following board members: Charles Grant, Michael Gorin and JoyAnn Kenny-Charlton.

The Board of Directors has established an Audit Committee which is currently composed of the following board members: Charles Grant, Joseph Marucci and Michael Gorin.

In December 2015, the Company established a Compensation Committee which is currently composed of the following board members: JoyAnn Kenny-Charlton, Joseph Marucci and Michelle Cote. Prior to that, compensation decisions were made by the full Board of Directors.

The following Company directors are considered “financial expert” as that term is defined in the regulations of the Securities and Exchange Commission: Charles Grant and Joseph Marucci.

Director Nominees

Our Board of Directors is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Board considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the board of directors or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

•

forwarded to the addressees or distributed at the next scheduled board meeting;

•

if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;

•

if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;

•

if they relate to the recommendation of the nomination of an individual, forwarded to the full Board or discussed at the next scheduled Board meeting; or

•

if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the board of directors at the next scheduled board meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. Based solely upon a review of the copies of such reports furnished to the Company, and on written representations from the reporting persons, the Company believes that all required reports were filed on time with the SEC during fiscal 2015.

ITEM 11.

EXECUTIVE COMPENSATION.

The following identifies the elements of compensation for fiscal years 2015 and 2014 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2015, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2015 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2015. Our named executive officers for fiscal year 2015 are Rod Whiton, who has served as our Interim Chief Executive Officer since July 22, 2015, Brian Pappas, who served as our Chief Executive Officer until his removal on July 22, 2015, Michelle Cote, who has served as our President since July 22, 2015, and Dan O’Donnell, who served as our Chief Operating Officer and Director until his resignation on April 6, 2016.

The Company has not entered into employment agreements with any of the named executive officers. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan.

Summary Compensation Table

The following table shows the compensation paid or accrued to the Company’s named executive officers during the fiscal years ended September 30, 2015 and 2014.

				Stock	Option	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total
Rod Whiton,	2015	$—	$—	$—	$—	$—	$—
Interim Chief Executive Officer	2014	$—	$—	$—	$—	$—	$—

Brian Pappas,	2015	$138,000	$—	$—	$—	$150,524	$288,524
Former CEO	2014	$117,500	$35,000	$—	$—	$305,989	$458,489

Michelle Cote,	2015	$102,000	$—	$—	$—	$47,840	$149,840
President	2014	$70,500	$35,000	$—	$—	$101,620	$207,120

Dan O'Donnell,	2015	$138,000	$—	$—	$—	$72,120	$210,120
Chief Operating Officer	2014	$117,500	$35,000	$—	$16,180	$85,300	$253,980

Rick Alder,	2015	$38,635	$1,300	$—	$—	$1,000	$40,935
Controller	2014	$—	$—	$—	$—	$—	$—

———————

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	The fair value of stock issued for services computed in accordance with ASC 718 on the date of grant.
(4)	The fair value of options granted computed in accordance with ASC 718 on the date of grant.
(5)

All other compensation: In January 2014 the Company established a 401(k) plan and instituted a dollar for dollar Company match of employee contributions, up to 4% of employee wages. During the fiscal years ended September 30, 2015 and 2014 the Company contributed: $8,166 and $5,300 respectively to the 401(k) account of Mr. Pappas; $4,840 and $4,220 respectively to the 401(k) account of Ms. Cote; and $6,620 and $5,300 respectively to the 401(k) account of Mr. O’Donnell. In addition, Mr. Pappas, Ms. Cote and Mr. O’Donnell, also received commissions and consulting fees indirectly through entities controlled by such named executive officers, which entities have been established for tax and liability purposes. See Item 13, “Certain Relationships and Related Transactions.” Approximately 26%, 14% and 15% of 2015 compensation for each of Mr. Pappas, Ms. Cote and Mr. O’Donnell, respectively, represents commissions and consulting fees through entities controlled by such named executive officers, as follows:

(a)

Brian Pappas for payments made to FranVentures, LLC (of which Brian Pappas is the Managing Director and a minority owner);

(b)

Michelle Cote for payments made to MC Logic, LLC (100% owned by Michelle Cote); and

(c)

Dan O’Donnell for payments made to Leap Ahead Learning Company (100% owned by Dan O’Donnell).

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding outstanding equity awards (consisting of option awards) held by each of the Company’s named executive officers as of September 30, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Rod Whiton	—	—	—	—
Brian Pappas	—	—	—	—
Michelle Cote	—	—	—	—
Dan O’Donnell	25,000	—	$0.60	12/31/15
	20,000	—	$1.55	12/31/16

Director Compensation

The Company does not compensate its directors that are classified as not independent. The Company has approved a policy of compensating its independent directors as follows: $1,000 for each in-person Board or committee meeting attended; $500 for each telephonic Board or committee meeting attended; and, if they are required to travel to attend Board or committee meetings, the Company reimburses their reasonable travel expenses. The independent directors have not been compensated for their services with the exception of Joseph Marucci who was compensated $3,500 in the fiscal year ending September 30, 2015. Mr. Marucci last payment was processed on July 31, 2015.

Compensation Committee Interlocks and Insider Participation

During fiscal 2015, the Company did not have a Compensation Committee, and compensation decisions were made by the full Board of Directors, including the Company’s executive officers who serve on the Board (Michelle Cote, Dan O’Donnell and, until his removal in July 2015, Brian Pappas). Dan O’Donnell served on the Board of Directors of AudioFlix, Inc., a company managed and controlled by Brian Pappas, from its inception until his resignation on November 30, 2015 (approximately two years). During that period, Dan O’Donnell was not actively involved in the management or oversight of AudioFlix, Inc.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, at January 1, 2016, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and named executive officer and by all current executive officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock, and the address of each owner listed is c/o the Company, 701 Market Street, Suite 113, St. Augustine, Florida 32095.

			Percent of
	Shares		Outstanding
Name	Owned		Shares

Brian Pappas	1,875,667	(1)	15.6%
Michele Cote	1,401,700	(2)	11.7%
Rod Whiton	498,501		4.2%
Dan O'Donnell	259,800	(3)	2.2%
Joseph Marucci	55,083		0.5%
Michael Gorin	43,000		0.4%
Charles Grant	—		0.0%
JoyAnn Kenny-Charlton	—		0.0%

All officers and directors as a group	4,133,751		34.9%

———————

(1)

Shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas.

(2)

Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

(3)

Includes 20,000 shares issuable upon the exercise of vested stock options.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the fiscal years ended September 30, 2015 and 2014, the Company incurred related party (companies related by common control) expenses of:

	Commissions and Consulting
	Fiscal Year Ending
	September 30
Related Party	2015	2014
FranVentures, LLC (owned by Brian Pappas)(1)	$142,358	$300,689
MC Logic, LLC (owned by Michelle Cote)(2)	$43,000	$99,000
Leap Ahead Learning Company (owned by Dan O'Donnell)(3)	$38,000	$80,000
Bottom Line Group (4)	$156,752	$209,284
Jeffery Ball and J. Ball Group LLC (5)	$86,255	$128,393
Jacqueline Pappas-Ball (6)	$6,072	$—
	$472,437	$817,366

———————

(1)

Brian Pappas is a former chief executive officer and director of the Company. Mr. Pappas was removed as Chief Executive Officer of the Company on July 22, 2015. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company. The related party payable was approximately $-0- and $17,000, respectively at September 30, 2015 and 2014. Not included above are travel and expense charges for Mr. Pappas for the twelve months ending September 30, 2015 and 2014, respectively of approximately $35,400 and $57,300. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the fiscal periods ended September 30, 2015 and 2014, respectively of approximately $48,000 and $50,000. At August 6, 2015, Mrs. Pappas was no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the twelve months ended September 30, 2015 and 2014 of approximately $3,000 and $3,000, respectively. Also see note receivable from related party (Note 5 to the consolidated financial statements elsewhere in this report).

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a director and founder of the Company. MC Logic received a $500 commission for each new franchisee sale by BFK until April 2015. Not included above are travel and expense reimbursements paid of approximately $4,600 and $-0-, respectively for the twelve month periods ended September 30, 2015 and 2014. The related party payable was approximately $-0- and $1,500, respectively at September 30, 2015 and 2014. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a member of the Company’s Audit Committee until December 16, 2015 and was a director and Chief Operating Officer of the Company until his resignation on April 6, 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services provided through Mr. O'Donnell. Subsequent to April 15, 2015, Mr. O’Donnell’s gross pay with the Company was adjusted by an equivalent amount. Not included above are travel and expense reimbursements paid of approximately $79,000 and $50,000, respectively for the twelve month periods ended Sept 30, 2015 and 2014. There was no related party payable at September 30, 2015 or 2014.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $23,000 and $46,000, respectively for the twelve months ended September 30, 2015 and 2014. The related party payable was approximately $-0- and $24,140, respectively at September 30, 2015 and 2014. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the twelve months ended September 30, 2015 and 2014 were approximately $15,700 and $5,000, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $12,700 and $4,800, respectively for the twelve months ended September 30, 2015 and 2014. There was no related party payable at September 30, 2015 or 2014. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these disclosures have been presented as one business activity with amounts paid to either entity combined.

(6)

Jacqueline Pappas-Ball, is a daughter to Brian Pappas. The consulting relationship between Jacqueline Pappas-Ball and the Company was ended on September 30, 2015. Ms. Pappas-Ball provided social media marketing and development. She also provided support in the development of photo and video presentation for the social media environment. Payments reflected in the table above include consulting fees. Not included above are expense reimbursements paid of approximately $500 for the twelve months ended September 30, 2015. The consulting relationship with Ms. Pappas-Ball did not apply to the twelve months ended September 30, 2014.

In addition, all franchisees pay fees directly to Leap Ahead Learning Company for set-up and monthly support of a FMT. The set-up fee is a one-time charge of $250 for domestic and Canadian franchisees and a range of $250 to $3,000 for international franchisees. The monthly support fee, for all franchisees is $75 a month, which reflects support services provided to the franchisees, pursuant to the franchise agreements. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who was a director and Chief Operating Officer of the Company until his resignation on April 6, 2016. All domestic franchisees, that wish to accept credit card payments, must be set-up for processing credit cards through a third-party service provider, authorize.net. Leap Ahead Learning Company receives a monthly administrative fee of $7.95, for each franchisees using the credit card processing services of authorize.net. Leap Ahead Learning Company, the broker and administrator on behalf of authorize.net, is wholly owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6, 2016. If the Leap Ahead Learning FMT is replaced, these fee payments to Leap Ahead Learning will terminate.

Shortly prior to the replacement of Brian Pappas as Chief Operating Officer of the Company, Pappas caused the Company to issue a Sew Fun Studios local territory to MC Logic (owned by Michelle Cote) to assist in the development and possible improvement of that franchise concept. MC Logic was granted the territory with no franchise fee, royalty fee obligation, or marketing fee obligation. After completing all of the training, development, and signatory requirements necessary to become operational, the franchise became active on July 10, 2015. The Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hartley Moore Accountants previously served as the Company’s independent registered public accountants for the year ended September 30, 2014 and 2015 until their resignation in June of 2016.

Silberstein Ungar PLLC served as the Company’s independent registered public accountant for the fiscal year starting October 1, 2013 through March 31, 2014.

In July 2016, Hancock, Askew & Co., LLP was hired as new accountants. No Fees were paid to Hancock, Askew & Co., LLP in 2015.

The following table shows the fees billed aggregate to the Company for the period shown.

		Fiscal Year End
		September 30,
Firm	Service	2015	2014
Hartley Moore Accountants	Audit Related Fees	$107,000	$8,000
Silberstein Ungar PLLC	Audit Related Fees	$27,077	$8,500
BF Borgeers CPA PC	Audit Related Fees	$2,916	$1,578
KLA, P.C.	Tax Fees	$3,875	$3,650
		$140,868	$21,728

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)

Financial Statements

Consolidated Financial Statements:

•

Report of Independent Registered Public Accounting Firm;

•

Consolidated Balance Sheets as of September 30, 2015 and September 30, 2014 (restated);

•

Consolidated Statements of Operations for the years ended September 30, 2015 and September 30, 2014 (restated);

•

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and September 30, 2014 (restated);

•

Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2015 and September 30, 2014 (restated).

(2)

Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the accompanying consolidated balance sheets of Creative Learning Corporation as of September 30, 2015 and 2014, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended September 30, 2015. Creative Learning Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, Creative Learning Corporation determined certain errors in the previously reported results as of and for the year ended September 30, 2014 and has restated the consolidated financial statements for such period. Our opinion is not modified with respect to this matter.

Respectfully submitted,

/s/ Hancock Askew & Co., LLP

Savannah, Georgia

September 13, 2016

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

		(Restated)
	September 30,	September 30,
	2015	2014
Assets
Current Assets:
Cash	$2,450,609	$3,050,983
Restricted cash (marketing fund)	248,777	176,854
Accounts receivable, less allowance for doubtful accounts of approximately $165,000 and $41,000, respectively	407,270	293,811
Prepaid expenses	11,278	3,350
Notes receivables - current portion, less allowance for doubtful accounts of approximately $26,000 and $-0-, respectively	97,794	9,106
Note receivable - related party	—	70,000
Income tax receivable	254,527	102,568
Deferred tax asset	78,988	14,760
Assets classified as held for sale	57,199	152,466
Total Current Assets	3,606,442	3,873,898

Notes receivables - net of current portion	86,670	67,749
Property and equipment, net of accumulated depreciation of approximately $134,000 and $93,000, respectively	283,955	317,387
Intangible assets	100,504	100,504
Deposits	11,425	11,425
Deferred tax assets	2,595	—
Total Assets	$4,091,591	$4,370,963

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$240	$42,234
Accounts payable - other	119,113	340,177
Payroll accruals	36,490	30,073
Accrued liabilities	428,058	161,250
Unearned revenue	35,900	—
Accrued marketing fund	248,777	176,854
Customer deposits	19,982	96,737
Liabilities classified as held for sale	9,016	16,414
Total Current Liabilities	897,576	863,739
Long-term deferred tax liability	—	10,813
Total Liabilities	897,576	874,552
Commitments and Contingencies - Note 10
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; shares issued and outstanding as of September 30, 2015 and 2014 are 12,001,409 and 11,869,409, respectively.	1,200	1,187
Additional paid-in capital	2,534,554	2,361,897
Treasury Stock 15,100 shares and -0- shares, respectively (cost method)	(18,126)	—
Retained earnings	676,387	1,133,327
Total Stockholders’ Equity	3,194,015	3,496,411

Total Liabilities and Stockholders’ Equity	$4,091,591	$4,370,963

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	For The Fiscal
	Years Ended
		(Restated)
	Sept 30,	Sept 30,
	2015	2014
Revenues:
Initial franchise fees	$2,860,165	$5,529,118
Royalties fees	2,845,472	1,850,821
Merchandise Sales	4,082	78,218
	5,709,719	7,458,157
Operating expenses:
Franchise consulting and commissions:
Related parties	472,437	817,366
Other	701,288	1,327,403
Franchise training and expenses	366,615	462,512
Salaries and payroll taxes	1,321,237	1,166,632
Advertising	876,394	802,714
Professional fees	1,052,695	265,092
Office expense	114,934	292,603
Bad debt expense	306,118	50,831
Depreciation	41,301	36,380
Stock-based compensation	—	56,630
Other general and administrative expenses	826,207	567,895
Total operating expenses	6,079,226	5,846,058

Income (loss) from operations	(369,507)	1,612,099

Other income (expense):
Interest income (expense) - net	6,581	2,695
Gain on sale of intangibles	—	18,335
Loss on disposal of property and equipment	—	(56,629)
Legal settlement	(84,897)	(106,250)
Other income (expense)	6,528	18,633
Total other income (expense)	(71,788)	(123,216)

Income (loss) before provision for income taxes	(441,295)	1,488,883
(Benefit from) provision for income taxes	(129,317)	589,704
Net (loss) Income from continuing operations	(311,978)	899,179
Discontinued operations
Impairment loss on assets held for sale	27,606	—
Operating loss from assets held for sale	207,556	68,177
Income tax benefit	(90,200)	(26,600)
Loss from discontinued operations	(144,962)	(41,577)
Net (loss) Income	$(456,940)	$857,602
Net (loss) income per share
Basic
Continuing operations	$(0.03)	$0.08
Discontinued operations	$(0.01)	$(0.01)
Total	$(0.04)	$0.07
Basic weighted average number of common shares outstanding	11,952,252	11,824,470
Diluted
Continuing operations	$(0.03)	$0.08
Discontinued operations	$(0.01)	$(0.01)
Total	$(0.04)	$0.07
Diluted weighted average number of common shares outstanding	11,952,252	11,874,338

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	September 30,	September 30,
	2015	2014 (restated)
Cash flows from operating activities:
Net (loss) income	$(456,940)	$857,602
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss from discontinued operations	144,962	41,577
Loss on disposal of property and equipment	—	56,629
Gain on sale of intangible assets	—	(18,335)
Depreciation	41,301	36,380
Bad debt expense	306,119	50,831
Deferred income taxes	(77,636)	(2,889)
Stock issued for services	15,120	56,630
Stock based commissions	—	147,600
Changes in operating assets and liabilities:
Restricted cash	(71,923)	(176,854)
Accounts receivable	(393,477)	(59,134)
Prepaid expenses	(7,928)	(2,524)
Notes receivable	(133,709)	29,102
Accounts payable - Related Parties	(41,994)	36,544
Accounts payable - 3rd Parties	(221,064)	173,407
Payment of legal settlement	(55,000)	(40,000)
Accrued liabilities	434,358	132,550
Unearned revenue	35,900	(35,900)
Payroll Accruals	6,417	16,968
Accrued marketing	71,923	76,100
Customer deposits	(76,755)	(19,689)
Income tax payable	(151,959)	(115,699)
Net cash (used in) provided by operating activates	(632,285)	1,240,896
Net cash (used in) provided by discontinued operations	(12,093)	(84,200)
Cash flows from investing activities:
Acquisition of property and equipment	(7,870)	(118,340)
Acquisition of intangible assets	—	(10,000)
Repayment of loan from related party - AudioFlix LLC	70,000	—
Cash proceeds received on sale of intangible assets	—	40,425
Net cash (used in) provided by investing activities	62,130	(87,915)
Cash flows from financing activities:
Repayment of notes payable - related parties	—	(20,000)
Purchase of treasury stock	(18,126)	—
Net cash used in financing activities	(18,126)	(20,000)
Net change in cash	(600,374)	1,048,781
Cash, beginning of period	3,050,983	2,002,202
Cash, end of period	$2,450,609	$3,050,983

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$642,236
Interest	$—	$455
Supplemental non-cash investing and financing activities:
Intangible assets acquired in legal settlement	$—	$62,700
Intangible assets acquired by assumption of accounts payable	$—	$4,774
Intangible assets sold with notes receivables	$—	$24,900
Equipment acquired in legal settlement	$—	$6,000
Issuance of 85,000 shares on February 18, 2015 for Sew Fun Mediation	$106,250	$—

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statement of Stockholder's Equity

					Additional
	Treasury Stock		Common Stock		Paid-in	Retained
	Shares	Value	Shares	Par Value	Capital	Earnings	Total

Balance, October 1, 2013	—	$—	11,809,409	$1,181	$2,157,673	$275,725	$2,434,579

Stock options expense					56,630		56,630
Compensatory stock issuances			60,000	6	147,594		147,600
Net income for the year ended September 30, 2014 (restated)						857,602	857,602
Balance, September 30, 2014 (restated)	—	—	11,869,409	1,187	2,361,897	1,133,327	3,496,411

Purchase agreements stock issuance			25,000	3	44,997		45,000
Mediated settlement stock issuance			85,000	8	106,242		106,250
Advisory fee stock issuance			12,000	1	15,119		15,120
Compensatory stock issuances			10,000	1	6,299		6,300
Treasury stock (cost)	(15,100)	(18,126)					(18,126)
Net loss for the year ended September 30, 2015						(456,940)	(456,940)
Balance, September 30, 2015	(15,100)	$(18,126)	12,001,409	$1,200	$2,534,554	$676,387	$3,194,015

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

In addition to the accounts of CLC and BFK, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”) from November 25, 2009 (BFKD’s inception) forward, CI Franchise Company LLC (“CI”) from September 14, 2012 (CI’s inception) forward, Sew Fun Franchise Company LLC (SF) from January 8, 2013 (SF’s inception) forward, and SF LLC (“Sew Fun Studios”) from January 26, 2015 (Sew Fun Studios’ inception) forward.

The organizational documents for BFK Development Company LLC, CI Franchise Company LLC, and Sew Fun Franchise Company LLC do not specify a termination date. Each of the above listed LLC’s has a single member, controlled 100% by the Company.

CLC operates wholly owned subsidiaries BFKF, CI and SF under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. BFK Franchisees operated in 679 territories in 44 states and 36 countries. CI Franchisees operated in 49 territories in 44 states and 3 countries. SF Franchisees operated in 12 territories in 10 states and 3 countries

The Company sold the CI concept on December 9, 2015 and as a result the Company is reporting CI as Discontinued Operations in the consolidated financial statements for the years ended September 30, 2014 and 2015 - see Note 12.

Restatement

The previously issued consolidated financial statements of the Company as of and for the year ended September 30, 2014 have been restated. It was management’s determination that the Company had not properly presented other receivables, income tax receivable, deferred tax assets, accounts payable – third party, accrued stock based compensation, payroll accrual, deferred tax liability, common stock and additional paid-in capital. The net effect of the restatement on the accompanying 2014 balance sheet was a decrease in total assets of approximately $70,000, a decrease in total liabilities of approximately $227,000 and an a increase in equity of approximately $156,831 the effect of the restatement on our consolidated statements of operations was an increase in net income of approximately $58,000. Please see table below.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Restatement of 2014 Financial Statements

	As Reported 9/30/2014	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance
Assets
Other receivables - current portion	126,339	(94,503)	31,836	(22,730)	9,106
Income tax receivable	115,825	—	115,825	(13,257)	102,568
Deferred tax asset	48,723	—	48,723	(33,963)	14,760
Total assets	4,440,913	—	4,440,913	(69,950)	4,370,963

Liabilities
Accounts payable - third parties	492,698	(11,034)	481,664	(141,487)	340,177
Payroll accruals	—	—	—	30,073	30,073
Accrued stock based compensation	98,400	—	98,400	(98,400)	—
Deferred tax liability	5,550	—	5,550	(5,550)	—
Long-term deferred tax liability	22,230	—	22,230	(11,417)	10,813
Total liabilities	1,101,333	—	1,101,333	(226,781)	874,552

Stockholders’ Equity
Common stock	1,183	—	1,183	4	1,187
Additional paid-in capital	2,263,501	—	2,263,501	98,396	2,361,897
Retained earnings	1,074,896	—	1,074,896	58,431	1,133,327
Total stockholders' equity	3,339,580	—	3,339,580	156,831	3,496,411

Revenue
Royalty Fees	1,845,530	(31,609)	1,813,921	36,900	1,850,821

Expenses
Salaries and payroll taxes	1,104,738	—	1,104,738	61,894	1,166,632
Bad debt	—	—	—	50,831	50,831
Other general and administrative expenses	820,540	(29,470)	791,070	(223,175)	567,895
Interest (expense)	(455)	—	(455)	3,150	2,695
Other income (expense)	61,563	(2,880)	58,683	(40,050)	18,633
Provision for income taxes	511,085	26,600	537,685	52,019	589,704
Net income	799,171	—	799,171	58,431	857,602

Note: Earnings per share did not change as a result of the restatement.

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

The Company has franchisees in 37 countries. International franchise fees vary and are set relative to the potential of the franchised territories. In addition, the company awards master agreements outside of the US and Canada. The royalty structure is the same for both our US and International franchisees. We recognize foreign operations in US Dollars.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

The Company operates multiple franchise concepts but all concepts are managed centrally as one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the COO as well as the lack of availability of discrete financial information at a lower level. The Company’s COO reviews revenue by franchise concept but operating expenses such as rent, overhead and management salaries and other corporate expense are not allocated among the franchise concepts and net income is measured at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the COO. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. As such, the Company operates as one reporting segment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

The Company follows the guidelines in the FASB Codification of the Accounting Standard Codification (“ASC”) 810 “Consolidation” which indicates "a legal entity that is deemed to be a business need not be evaluated by a reporting entity to determine if the legal entity is a Variable Interest Entity (“VIE") unless any one of four conditions exist:

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

A VIE is an entity that either (a) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support or (b) has equity investors who lack the characteristics of a controlling financial interest. A VIE is consolidated by its primary beneficiary. The primary beneficiary has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. If the Company determines that it has operating power and the obligation to absorb losses or receive benefits, it consolidates the VIE as the primary beneficiary, and if not, it does not consolidate. The Company has not identified any VIEs at September 30, 2015.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Related Parties

The company has been involved in transactions with related parties. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, depreciation of property and equipment, amortization of intangible assets, recoverability of long lived assets and fair market value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2015 and 2014.

The Company has restricted cash of approximately $249,000 and $177,000, respectively at fiscal years ended September 30, 2015 and 2014 associated with a marketing funds collected from the franchisee’s. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 6).

The Company maintains its cash balances with Wells Fargo that exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits.

Accounts and Note Receivables

The Company reviews accounts and note receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at September 30, 2015 and 2014 are adequate, but actual write-offs could exceed the recorded allowance. During the year ended September 30, 2015 and September 30, 2014, the values of accounts written-off to the reserve were approximately $155,000 and $12,000 respectively.

Long-Lived Assets

The Company’s long-lived assets consisted of property and equipment, and intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

In Connection with the Sale of CI, the Company recorded a loss on assets held for sale (see Note 12 “Assets Held for Sale”).

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

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

Fixed Assets	Useful Life
Equipment	5 years
Furniture and Fixtures	5 years
Property Improvements	15-40 years
Software	3 years

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, notes receivable, deposits, and current liabilities approximate fair value because of the relative short-term maturity of these items and current payment, expected. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments. Note receivable are recorded at par value less allowance for uncollectible notes. The carrying amount is consistent with fair value based upon similar notes issued to other franchisees.

ASC 825, Financial Instruments, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared.

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms and in accordance with regulatory requirements, the service price to the client is fixed or determinable, and collectability is reasonably assured

Since the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties are recognized as earned on a monthly basis.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

At September 30, 2015 and 2014 the Company had approximately $36,000 and $-0-, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2015 and 2014 of approximately $876,000 and $803,000, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2015 and 2014, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2015 and 2014, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states.

Net earnings (loss) per share

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Stock-based compensation

The Company accounts for employee stock awards for services based on the grant date fair value of the instrument issued and those issued to non-employees are recorded based on the grant date fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Stock Awards are expensed over the service period.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

Recent accounting pronouncements

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), relating to simplifying income statements presentation by eliminating the concept of extraordinary items. To qualify for consideration an event must: 1. Be unusual in nature, and 2. Be infrequent in its occurrence. Management has not identified any events that meet the qualification to be reported as Extraordinary or Unusual.

Revenue from Contracts with Customers (Topic 606) has been discussed in several recent ASU including ASU 2016-12, 2016-11, 2016-10 and 2016-8. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2016-09 will have on our financial statements.

(2) Related Party Transactions

During the years ended September 30, 2015 and 2014, the Company incurred the following related party consulting fees and commissions:

	Commissions and Consulting
	Fiscal Year Ending
	September 30
Related Party	2015	2014
FranVentures, LLC (owned by Brian Pappas)(1)	$142,358	$300,689
MC Logic, LLC (owned by Michelle Cote)(2)	$43,000	$99,000
Leap Ahead Learning Company (owned by Dan O'Donnell)(3)	$38,000	$80,000
Bottom Line Group (4)	$156,752	$209,284
Jeffery Ball and J. Ball Group LLC (5)	$86,255	$128,393
Jacqueline Pappas-Ball (6)	$6,072	$—
	$472,437	$817,366

———————

(1)

Brian Pappas, is a director and former chief executive officer of the Company. At October 1, 2015, Mr. Pappas is no longer employed by the Company. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company. The related party payable was approximately $-0- and $17,000, respectively at September 30, 2015 and 2014. Not included above are travel and expense charges for Mr. Pappas for the twelve months ending September 30, 2015 and 2014, respectively of approximately $35,400 and $57,300. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the fiscal periods ended September 30, 2015 and 2014, respectively of approximately $48,000 and $50,000. At August 6, 2015, Mrs. Pappas is no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the twelve months ended September 30, 2015 and 2014 of approximately $3,000 and $3,000, respectively. Also see note receivable from related party (Note 5).

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a director and founder of the Company. Not included above are travel and expense reimbursements paid of approximately $4,600 and $-0-, respectively for the twelve month periods ended September 30, 2015 and 2014. The related party payable was approximately $-0- and $1,500, respectively at September 30, 2015 and 2014. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September of 2016.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services provided through Mr. O'Donnell. Not included above are travel and expense reimbursements paid of approximately $79,000 and $50,000, respectively for the twelve month periods ended Sept 30, 2015 and 2014. There was no related party payable at September 30, 2015 or 2014.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $23,000 and $46,000, respectively for the twelve months ended September 30, 2015 and 2014. The related party payable was approximately $-0- and $24,140, respectively at September 30, 2015 and 2014. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the twelve months ended September 30, 2015 and 2014 were approximately $15,700 and $5,000, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $12,700 and $4,800, respectively for the twelve months ended September 30, 2015 and 2014. There was no related party payable at September 30, 2015 or 2014. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

(6)

Jacqueline Pappas-Ball, is a daughter to Brian Pappas. The consulting relationship between Jacqueline Pappas-Ball and the Company was ended on September 30, 2015. Ms. Pappas-Ball provided social media marketing and development. She also provided support in the development of photo and video presentation for the social media environment. Payments reflected in the table above include consulting fees. Not included above are expense reimbursements paid of approximately $500 for the twelve months ended September 30, 2015. The consulting relationship with Ms. Pappas-Ball did not apply to the twelve months ended September 30, 2014.

Rod Whiton was appointed interim Chief Executive Officer of the Company on July 22, 2015. Not included in the table above are expense reimbursements paid during the fourth quarter of the fiscal year ended September 30, 2015 of approximately $5,000.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

In addition, all franchisees pay fees directly to Leap Ahead Learning Company for set-up and monthly support of a FMT. The set-up fee is a one-time charge of $250 for domestic and Canadian franchisees and a range of $250 to $3,000 for international franchisees. The monthly support fee, for all franchisees, is $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. In addition, all domestic franchisees that wish to accept credit card payments must be set-up for processing credit cards through a third-party servicer, authorize.net. Leap Ahead Learning Company receives a monthly administrative fee of $7.95 for each franchisee using the credit card processing services of authorize.net. Leap Ahead Learning Company is the broker and administrator on behalf of authorize.net. Leap Ahead Learning Company, the developer of the FMT, is wholly owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6, 2016.

Shortly prior to the replacement of Brian Pappas as Chief Operating Officer of the Company, Pappas caused the Company to issue a Sew Fun Studios local territory to MC Logic (owned by Michelle Cote) to assist in the development and possible improvement of that franchise concept. MC Logic was granted the territory with no franchise fee, royalty fee obligation, or marketing fee obligation. This territory was one of the original 12 granted at the start of the business concept. After completing all of the training, development, and signatory requirements necessary to become operational, the franchise became active on July 10, 2015. The Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments

(3) Property and Equipment

Property and equipment consisted of the following:

	Year End
	September 30,
Description	2015	2014
Depreciable Fixed Assets:
Equipment	$50,330	$44,930
Furniture and Fixtures	81,510	75,351
Property Improvements	233,615	233,615
Software	21,813	19,953
Total Depreciable Fixed Assets	387,268	373,849
Accumulated Depreciation	(134,207)	(92,905)
Total Net Depreciable Fixed Assets	253,061	280,944
Non-depreciable Fixed Assets:
Work In Progress (1)	30,894	36,443
Total Net Fixed Assets	$283,955	$317,387

———————

(1)

This is website development and was completed in 2016.

Depreciation expense totaled approximately $41,000 and $36,000, respectively, for the years ended September 30, 2015 and 2014.

(4) Intangible Assets

Intangible Assets consist of purchased franchise rights and trademarks. A presentation of our intangible assets are as follows:

	BFK	SF	Total
Balance October 1, 2013	$46,720	$23,300	$70,020
Additions	77,474	—	77,474
Disposals	(46,990)	—	(46,990)
Balance September 30, 2014	77,204	23,300	100,504
Additions	—	—	—
Disposals	—	—	—
Balance September 30, 2015	$77,204	$23,300	$100,504

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(5) Notes and Other Receivables

In July 2013, the Company loaned $70,000 to a related party company owned by Brian Pappas, AudioFlix, Inc. (“AudioFlix”), in the form of a convertible note at 6% interest, with monthly interest only payments and fully due and payable not before July 1, 2015. The note was personally guaranteed by Brian Pappas and was convertible up to the maturity date to unrestricted shares in AudioFlix for any unpaid balance at $0.35 per share. Management subsequently determined the note could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and sought repayment of the note in full. On July 31, 2015, the Company, through legal counsel, issued a formal demand to pay the note and interest due. Full payment of the note plus interest was received by the Company on August 12, 2015 (principal of $70,000 and interest of $8,400). At September 30, 2015 and 2014, respectively the principal balance due was $-0- and $70,000.

At September 30, 2015 and 2014 respectively, the Company held certain other receivables totaling approximately $210,000 and $77,000 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years.

	2016	2017	2018	2019	2020	Thereafter	Total
Payment schedules for Notes Receivables	$123,894	$38,170	$16,400	$15,350	$14,450	$2,300	$210,564

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

At September 30, 2015 and 2014, the accrued marketing fund liability balances were approximately $249,000 and $177,000 respectively.

(7) Accrued Liabilities

The Company had accrued liabilities at September 30, 2015, and September 30, 2014 as follows:

	Fiscal Year Ended
Accrued Liabilities	09/30/15	09/30/14
Accrued Audit Fees	$8,581	$—
Accrued Legal Fees	213,130	—
Accrued Legal Settlements	101,897	161,250
Accrued State Regulatory Settlement	104,450	—
	$428,058	$161,250

The Company accrued legal fees of approximately $213,000 at September 30, 2015 related to: (i) SEC investigation services of approximately, $58,000;(ii) general corporate services of approximately, $62,000; (iii) audit committee investigation of approximately, $23,000; (iv) franchise advice of approximately, $56,000; and, other legal services of approximately, $14,000.

The Company accrued $104,450 for $65,000 in state penalties and costs and $39,450 in reimbursement of two franchisees.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

(8) Common Stock Issuances

On June 23, 2014, the Company agreed to issue 60,000 shares, of its common stock for payment relating to a commissions earned for Master Franchise sales at such date. The total value of the 60,000 shares at the date of the agreement was $147,600 (60,000 shares times the fair value of $2.46 per share). The Company recorded the full fair value to Commission Expenses.

On November 11, 2014, the Company issued 25,000 shares of CLC common stock valued at $45,000 to Kidsplorations, LLC, as part of a purchase agreement for CI. (See Note 12).

On February 18, 2015, the Company issued 85,000 shares of CLC common stock to Sew Fun, LLC (“SFLLC”) as part of a mediated settlement agreement. This settlement terminated the Letter of Intent between CLC and SFLLC, dated October 25, 2012, regarding the purchase and sale of assets between the parties effective December 17, 2012. CLC was relieved of any obligation to pay any sums to SFLLC after January 1, 2015. (See note 15). In November 2015, Sew Fun filed a grievance regarding the market value of the stock received in the mediated settlement agreement. The Company accrued approximately $85,000 as the value for the subsequent settlement relating to the 85,000 shares of CLC common Stock. On November 23, 2015, the funds were paid by the Company.

On March 25, 2015, the Company issued 4,000 shares of CLC common stock as an advisory fee valued at $5,040 ($1.26 market value per share) to The Brewer Group, Inc. (the “Brewer Group”) for an agreement for business development and marketing services. The $5,040 was charged to consulting expense during the month of March 2015.

On May 1, 2015, the Company issued 8,000 shares of CLC common stock as an advisory fee valued at $10,080 ($1.26 market value per share) to the Brewer Group for an agreement for business development and marketing services. The $10,080 was charged to accrued liability during the month of May, 2015. The issue of the stock on March 25, 2015 and May 1, 2015, completed the advisory fee agreement between the Brewer Group and the Company.

On June 18, 2015 the Company issued 10,000 shares of CLC common stock as a commission for the achievement of selling master franchises. The shares were valued at the stock value as of the date of issue, which totaled $6,300.

On January 26, 2015, the Company’s board of directors approved a plan pursuant to Securities and Exchange Commission Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. At September 30, 2015 the Company has purchased 15,100 shares of CLC common stock at a cumulative cost of approximately $18,000. The value of the treasury stock, based upon cost, is recorded in the equity section of the condensed consolidated balance sheet at September 30, 2015.

(9) Stock Options and Warrants

Employee stock options intrinsic value

On February 3, 2014, the Company issued 70,000 common stock purchase options (20,000 each to two officers and 10,000 each to three employees) allowing the holders to purchase one share of common stock per option, exercisable at $1.55 per share with an expiration date of December 31, 2016. These options were fully vested on October 1, 2014. The fair value of the options grants were estimated on the date of grant using the Black-Scholes option pricing model. The company incurred and recorded compensation expense of approximately $-0- and $56,630, respectively for the years ended September 30, 2015 and 2014.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

The following are activity of options

		Weighted		Weighted	Aggregate
	Number of	Average	Expiration	Average	Intrinsic
	Shares	Exercise Price	Date	Remaining Life	Value
Outstanding September 30, 2013	50,000	0.60	12/31/15
Granted February 3, 2014	70,000	1.55	12/31/16
Outstanding September 30, 2014	120,000	1.15
Granted Fiscal Year 2015	—	—
Outstanding September 30, 2015	120,000	1.15
Vested and Exercisable at September 30, 2015	120,000			10 Months	—

As of September 1, 2016, only 20,000 options remain outstanding.

No additional stock based compensation is to be recognized on these stock options.

The fair value of the options granted during the various periods was estimated at the date of grant using the Black-Scholes option-pricing model and the following assumptions:

2014
Market value of stock on grant date	$1.55
Risk-free interest rate	.30%
Dividend Yield	0%
Volatility Factor	100%
Weighted average expected life	2 years
Expected forfeiture rate	0%

(10) Commitments and Contingencies

Lease Commitments

The following table summarizes the Company’s contractual lease obligations at September 30, 2015:

Obligation	2016	2017	2018	2019	Total
Commercial Lease (Suite 114)	$17,100	$17,100	$17,100	$12,113	$63,413
Commercial Lease (Suite 103B)	5,700	—	—	—	5,700
	$22,800	$17,100	$17,100	$12,113	$69,113

Rent expense was approximately $29,000 and $18,000, respectively, for the years ended September 30, 2015 and 2014.

Line of Credit

As of September 30, 2015, the Company has a $150,000 line of credit with a financial institution. The line of credit was entered into on May 2, 2014, then renewed on September 15, 2015 and expires on September 22, 2016. The line bears interest at the greater of a floating rate equal to the Lender Prime Index plus 1.00% or 4.00%. As of September 30, 2015, no amount was outstanding on this line of credit.

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

During 2013, BFK Franchise Company LLC was named as a co-defendant in a Complaint filed by a Franchisee in Nevada who had purchased three existing Las Vegas territories from other Franchisees. In fiscal 2014 the case was settled for a payment over time of $95,000.

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. In 2015 the Company and SFLLC entered into a settlement agreement which provided for a payment of $106,000 in stock (which was granted in 2014) and $85,000 in cash (which was accrued in 2015 and paid subsequent to year end) as well as agreements on trademarks and license usage. The prior owner of SFLLC has a suit outstanding with a claim for an additional $42,000, which the company is contesting. No amount has been accrued for this additional claim.

In February 2015, the Company was sued for defamation by a former officer of the Company in relation to the Company’s statements in an SEC Form 8-K filing that the employee had been terminated. The former officer alleged that the claimed misstatement in the SEC filing was false, was maliciously designed to injure the plaintiff in retribution for his having reported problems and pressed for changes at the company, and injured the reputation of the individual. The former officer seeks lost wages and income, compensatory damages, other damages and requests that a replacement Form 8-K be filed. The case is in the discovery phase.

In September 2015, the Company received a notice from the Commonwealth of Virginia State Corporation Commission alleging that now-former Company affiliate Challenge Island ("CI") and former Company CEO Brian Pappas had violated certain provisions of the Virginia Retail Franchising Act. The Company has cooperated and negotiated a resolution of the regulatory claims against CI. CI was ordered to pay restitution, penalties and investigative costs totaling $129,450, which sum the Company has paid on behalf of CI. Such amount has been accrued as legal settlement payable on the accompanying balance sheets.

On October 2, 2015, the Company filed suit against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franchise Ventures. The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain.

In March 2016, the Company received a letter from the Commonwealth of Virginia State Corporation Commission alleging that Company affiliate BFK Franchise Company, LLC (“BFK”) and former Company CEO Brian Pappas had violated certain provisions of the Virginia Retail Franchising Act. The letter sought a negotiated resolution of the issues. The Company has cooperated and negotiated a payment of approximately $60,000 in restitution and $35,000 in fines and costs. Such amounts have been accrued as legal settlement payable on the accompanying balance sheets.

In April, 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. The Company’s then-CEO, Brian Pappas, retained counsel to assist the Company to address the SEC’s inquiry. In late April 2015, the Company’s Board elected two new independent directors, and created an Audit Committee, which included the two new directors. In June 2015, the Company’s Audit Committee engaged a professional firm to assist the Company to review its accounting controls and, where necessary, to help the Company to remediate any identified material weaknesses or other deficiencies as well as to address any other Sarbanes-Oxley compliance issues. In addition, in July 2015, the Board removed Brian Pappas as Chief Executive Officer. The Company is fully cooperating with the staff of the SEC in this matter.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

In March 2016, Franchise Ventures (“FV”), a company operated by Brian Pappas, filed suit in state court in St. Johns County, Florida against the Company and its affiliate BFK Franchise Company, LLC (collectively “the Company”) alleging breach of contract and seeking a declaratory judgment. The complaint does not state an amount of damages. FV claims that the Company has an ongoing contractual obligation to pay FV compensation in the form of commissions and other payments per the original LLC operating agreement under which BFK LLC was formed (“BFK Operating Agreement”). FV acknowledges that the Company terminated the LLC operating agreement and stopped paying FV in October 2015. FV’s complaint seeks recovery of compensation allegedly due after the termination date. The Company contends that neither FV nor Mr. Pappas had any continuing right to franchise sales commissions under the BKF LLC operating agreement after FV ceased serving as managing member of BFK LLC when the Company acquired it. The Company intends to vigorously litigate this matter. On June 23, 2016, the Company filed a counterclaim against its FV and former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim seeks redress for losses and expenditures caused by fraud, conversion of company assets, and breaches of fiduciary duty that the defendants perpetrated upon CLC.

(11) Income Taxes

Components of Deferred Taxes are:

	2015	2014
Deferred tax assets:
Depreciation timing difference	$2,595	$—
Allowance for bad debt	68,870	14,760
Charitable contributions	180	—
Impairment of assets held for sale	9,938	—
Total deferred tax asset	81,583	14,760
Deferred tax liabilities:
Depreciation timing difference	—	(10,813)
Total deferred tax liability	—	(10,813)
Net deferred tax asset	$81,583	$3,947

The components of the provisions for income taxes for fiscal years 2015 and 2014 are as follows:

	2015	2014
Current:
Federal
Continuing operations	$(31,082)	$510,133
Discontinued operations	$(75,937)	$(25,137)
Total	$(107,019)	$484,996
State
Continuing operations	$(20,599)	$82,460
Discontinued operations	$(14,263)	$(1,463)
Total	$(34,862)	$80,997
Total
Continuing operations	$(51,681)	$592,593
Discontinued operations	$(90,200)	$(26,600)
Total	$(141,881)	$565,993

Deferred:	$(77,636)	$(2,889)
Tax Provision	$(219,517)	$563,104

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

A reconciliation of the provisions for income taxes for the fiscal years ended September 2015 and 2014 as compared to statutory rates are as follows:

	2015		2014
	Amount	%	Amount	%
Provision at statutory rates	$(230,008)	34.00%	$481,188	34.00%
State income tax, net of federal benefit	(24,557)	3.63%	51,587	3.63%
Non-Deductible items
Penalties	24,624	-3.64%	56,630	3.98%
Meals & Entertainment	8,073	-1.19%	23,628	1.66%
Other non-deductible items	2,351	-0.35%	(49,929)	-3.65%
Total income tax provision	$(219,517)	32.45%	$563,104	39.62%

(12) Assets Held For Sale

In September 2015, management committed to a plan to sell the CI concept because it was not a strategic fit with the Company’s existing BFK franchise brand.

The Company executed a purchase and sale agreement on December 9, 2015. The sale included substantially all of the assets of the CI business, which were sold on an “as is where is” basis, with no Company representations or warranties surviving the consummation of the sale. The purchase price for the assets consisted of the transfer to the Company of 50,000 shares of the Company’s common stock that had been held by the purchaser, reversal of an accrual to issue 25,000 shares of the Company’s common stock and the assumption of certain liabilities related to the acquired assets.

For the fiscal year ended September 30, 2015, loss on assets held for sale of approximately $28,000 was recorded, representing the difference between the carrying value and fair value of the sold assets and liabilities. In addition, other CI assets, not included in the sale, were determined to be of no continuing value and were written-off at September 30, 2015.

The following table lists the assets held for sale and liabilities held for sale of CI at September 30, 2015 and 2014 and the operating loss on the assets held for sale.

	FY Ended	FY Ended
CI Franchise Company LLC	09/30/15	09/30/14
Assets Held For Sale
Cash	24,032	10,475
Restricted Cash	—	3,155
Accounts Receivable	16,667	9,310
Prepaid Expenses	—	4,500
Notes Receivable	16,500	94,503
Intangible Assets	—	25,250
Fixed Assets (net)	—	5,273
Total Assets Held For Sale	57,199	152,466

Liabilities Held For Sale
Accounts Payable	9,016	11,034
Notes Payable	—	2,225
Marketing Fund Liability	—	3,155
Total Liabilities Held For Sale	9,016	16,414

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

	FY Ended	FY Ended
	09/30/15	09/30/14
Operating Loss on Assets Held for Sale
Revenue	355,843	289,549
Advertising and Promotion	(128,561)	(114,715)
Bad Debt	(73,118)	—
Commissions and Consulting	(240,201)	(169,651)
Franchisee Expense	(67,409)	(40,149)
General and Administrative Expenses	(54,110)	(33,211)
Operating Loss on Assets Held for Sale	(207,556)	(68,177)

(13) Earnings Per Share

The following table sets for the computation of basic and diluted net income (loss) per share:

	Year Ended
	September 30,
	2015	2014
Net (loss) income attributed to common stockholders
Net (loss) income from continuing operations	$(311,978)	$899,179
Net (loss) income from discontinued operations	(144,962)	(41,577)
Net (loss) income	$(456,940)	$857,602

Net (loss) income per share
Basic
Continuing operations	$(0.03)	$0.08
Discontinued operations	(0.01)	(0.01)
Total	$(0.04)	$0.07

Basic weighted average number of common shares outstanding	11,952,252	11,824,470
Diluted
Continuing operations	$(0.03)	$0.08
Discontinued operations	(0.01)	(0.01)
Total	$(0.04)	$0.07

Diluted weighted average number of common shares outstanding	11,952,252	11,874,338

Potentially dilutive shares (120,000 stock options) were excluded as the items were anti-dilutive as of September 30, 2015

(14) Subsequent Events

On November 23, 2015, the Company paid a settlement to Ms. Berglass (Sew Fun, LLC) in the amount of $84,897. In the original mediated settlement dated February 18, 2015, between the Company and M. Berglass, 85,000 shares of CLCN stock were granted. The stock was restricted from sale for 6 month, and agreed to protect Ms. Berglass from market risk during those 6 months by making a cash payment to her for the difference between the price at sale and the price at the time of settlement.

The Company executed a purchase and sale agreement on December 9, 2015. The sale included substantially all of the assets of the CI business, which were sold on an “as is where is” basis, with no Company representations or warranties surviving the consummation of the sale. The purchase price for the assets consisted of the transfer to the Company of 50,000 shares of the Company’s common stock that had been held by the purchaser, reversal of an accrual to issue 25,000 shares of the Company’s common stock and the assumption of certain liabilities related to the acquired assets.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2015 and 2014

As of January 29, 2016, Creative Learning Corporation (“the Company”) has temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements.. In turn, this has delayed completion of the Company’s 2016 Franchise Disclosure Documents (“FDDs”) for the Bricks 4 Kidz® and Sew Fun Studios®.

In March 2016, the Company received a letter from the Commonwealth of Virginia State Corporation Commission alleging that Company affiliate BFK Franchise Company, LLC (“BFK”) and former Company CEO Brian Pappas had violated certain provisions of the Virginia Retail Franchising Act. The Letter sought a negotiated resolution of the issues. The Company has cooperated and negotiated a payment of approximately $60,000 in restitution and $35,000 in fines and costs. Such amounts have been accrued as legal settlement payable on the accompanying balance sheets.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE LEARNING CORPORATION

By:	/s/ Rod Whiton
Rod Whiton Interim Chief Executive Officer

By:	/s/ Christian Miller
Christian Miller Chief Financial Officer

Date: September 13, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rod Whiton and Christian Miller, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Rod Whiton	Interim Chief Executive Officer	September 13, 2016
Rod Whiton	(Principal Executive Officer)

/s/ Christian Miller	Chief Financial Officer	September 13, 2016
Christian Miller	(Principal Financial and Accounting Officer)

/s/ Rick Alder	Controller	September 13, 2016
Rick Alder

/s/ Michelle Cote	President and Director	September 13, 2016
Michelle Cote

/s/ Charles Grant	Director	September 13, 2016
Charles Grant

/s/ JoyAnn Kenny-Charlton	Director	September 13, 2016
JoyAnn Kenny-Charlton

/s/ Michael Gorin	Director	September 13, 2016
Michael Gorin

/s/ Joe Marucci	Director	September 13, 2016
Joe Marucci

INDEX TO EXHIBITS

Exhibits	Description

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.1.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form SB-2, File No. 333-145999).

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

14*	Code of Ethics.

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

———————

* Filed herewith.

** Furnished herewith.