Form 10-Q
period 2015-12-31
CREATIVE LEARNING Corp
filed 2016-12-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,001,409 shares of common stock as of December 12, 2016.

CREATIVE LEARNING CORPORTION

Form 10-Q

Quarter Ended December 31, 2015

Unless the context otherwise requires, when we use the words the “Company,” “Creative Learning,” “we,” “us,” “our” or “our Company” in this Form 10-Q, we are referring to Creative Learning Corporation, a Delaware corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

•	discuss future expectations;
•	contain projections of future results of operations or financial condition; or
•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events. You should be aware that the occurrence of the events described in the “Risk Factors” section and elsewhere in this Form 10-Q could have a material adverse effect on us.

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	December 31,	September 30,
	2015	2015
	(Unaudited)
Assets
Current Assets:
Cash	$1,652,074	$2,450,609
Restricted cash (marketing fund)	203,460	248,777
Accounts receivable, less allowance for doubtful accounts of approximately $163,000 and $165,000, respectively	257,764	407,270
Prepaid expenses	3,176	11,278
Notes receivable - current portion, less allowance for doubtful accounts of approximately $41,000 and $26,000, respectively	53,281	97,794
Income tax receivable	595,390	254,527
Assets of discontinued operations	—	57,199
Total Current Assets	2,765,145	3,527,454

Notes receivable - net of current portion	70,650	86,670
Property and equipment, net of accumulated depreciation of approximately $144,000 and $134,000, respectively	313,809	283,955
Intangible assets	100,504	100,504
Deposits	6,425	11,425
Deferred tax assets	75,023	81,583
Total Assets	$3,331,556	$4,091,591

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$-	$240
Accounts payable - other	296,667	119,113
Payroll accruals	31,450	36,490
Accrued liabilities	163,935	428,058
Unearned revenue	—	35,900
Accrued marketing fund	182,282	248,777
Customer deposits	10,000	19,982
Liabilities of discontinued operations	—	9,016
Total Current Liabilities	684,334	897,576
Commitments and Contingencies - Note 8
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,001,409 shares issued and outstanding	1,200	1,200
Additional paid-in capital	2,534,554	2,534,554
Treasury Stock 65,100 shares and 15,100 shares, respectively (cost method)	(34,626)	(18,126)
Retained earnings	146,094	676,387
Total Stockholders’ Equity	2,647,222	3,194,015

Total Liabilities and Stockholders’ Equity	$3,331,556	$4,091,591

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended December 31,
	2015	2014
		(Restated)
Revenues:
Initial franchise fees	$382,700	$570,166
Royalties fees	562,221	568,254
Merchandise sales	53	283
	944,974	1,138,703
Operating expenses:
Franchise consulting and commissions:
Related parties	—	119,575
Other	152,690	212,281
Franchise training and expenses	79,587	87,870
Salaries and payroll taxes	329,074	292,246
Advertising	152,327	220,991
Professional fees	842,478	97,368
Office expense	18,512	31,084
Bad debt expense	15,856	9,000
Depreciation	9,522	10,181
Other general and administrative expenses	159,113	174,586
Total operating expenses	1,759,159	1,255,182
Loss from operations	(814,185)	(116,479)

Other income (expense):
Interest income (expense) - net	1,738	1,400
Legal settlement	(75,000)	—
Other income (expense)	37,306	(2,010)
Total other income (expense)	(35,956)	(610)
Loss before benefit from income taxes	(850,141)	(117,089)

Benefit from income taxes	327,160	37,997
Net loss from continuing operations	(522,981)	(79,092)
Discontinued operations
Operating loss from discontinued operations	(11,886)	(18,544)
Income tax benefit	4,574	6,018
Loss from discontinued operations	(7,312)	(12,526)
Net loss	$(530,293)	$(91,618)
Net loss per share
Basic and diluted
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	$(0.00)	$(0.00)
Total	$(0.04)	$(0.01)

Basic and diluted weighted average number of common shares outstanding	12,001,409	11,882,452

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended December 31,
	2015	2014
		(Restated)
Cash flows from operating activities:
Net loss	$(530,293)	$(91,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	7,312	12,526
Depreciation	9,522	10,181
Bad debt expense	15,856	9,000
Deferred income taxes	6,560	—
Changes in operating assets and liabilities:
Restricted cash	45,317	(3,136)
Accounts receivable	112,635	(20,223)
Prepaid expenses	8,102	(16,989)
Notes receivable	28,682	(13,529)
Deposits	5,000	—
Accounts payable - related parties	(240)	(42,234)
Accounts payable - 3rd parties	177,554	7,360
Accrued liabilities	(264,123)	(126,250)
Unearned revenue	(35,900)	123,600
Payroll accruals	(5,040)	(30,073)
Accrued marketing	(13,629)	3,136
Customer deposits	(9,982)	(39,272)
Income tax receivable	(336,289)	(39,505)
Net cash used in operating activities	(778,956)	(257,026)
Net cash provided by (used in) discontinued operations	19,797	(30,152)
Cash flows from investing activities:
Acquisition of property and equipment	(39,376)	(18,447)
Net cash used in investing activities	(39,376)	(18,447)
Net change in cash	(798,535)	(305,625)
Cash, beginning of period	2,450,609	3,050,983
Cash, end of period	$1,652,074	$2,745,358

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities
Acquisition of treasury stock in connection with disposition of CI	16,500	—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statement of Stockholder's Equity

(Unaudited)

					Additional
	Treasury Stock		Common Stock		Paid-in	Retained
	Shares	Value	Shares	Par Value	Capital	Earnings	Total

Balance, October 1, 2015	(15,100)	$(18,126)	12,001,409	$1,200	$2,534,554	$676,387	$3,194,015

Treasury stock (cost)	(50,000)	(16,500)					(16,500)
Net loss for the quarter ended December 31, 2015						(530,293)	(530,293)
Balance, December 31, 2015	(65,100)	$(34,626)	12,001,409	$1,200	$2,534,554	$146,094	$2,647,222

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (CLC) operates wholly owned subsidiaries, BFK Franchise Co., LLC (BFK) and SF Franchise Company, LLC (SF) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of December 31, 2015, BFK franchisees operated in 686 territories in 45 states and 38 countries, and SF franchisees operated in 12 territories in 10 states and 3 countries. The Company previously operated Challenge Island Franchise Co., LLC (CI) in 49 territories in 44 states and 3 countries.

The Company sold the CI concept on December 9, 2015, and as a result the Company is reporting CI as discontinued operations in the consolidated financial statements. See Note 6.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2015 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2015. In addition, refer to Note 6 regarding the sale of Challenge Island and related discontinued operations classification.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Restatement

The previously issued consolidated financial statements of the Company as of and for the three months ended December 31, 2014 have been restated. It was management’s determination that the Company had not properly presented other receivables, income tax receivable, deferred tax assets, accounts payable – third party, legal settlements, and deferred tax liability.

Restatement of 2014 Financial Statements

	As reported 12/31/2014	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance 12/31/2014
Assets
Cash	$2,775,973	$(43,802)	$2,732,171	$13,187	$2,745,358
Restricted Cash	184,690	—	184,690	(4,700)	179,990
Other receivables - current portion	125,093	(52,625)	72,468	(11,659)	60,809
Note receivable from related party	68,600		68,600	1,400	70,000
Other receivables - net of current portion	92,155	(50,000)	42,155	(12,580)	29,575
Income tax receivable	127,325	—	127,325	20,766	148,091
Deferred tax asset	48,723	—	48,723	(44,776)	3,947
Total assets	$4,260,270	$—	$4,260,270	$(38,360)	$4,221,910

Liabilities
Accounts payable - third parties	$263,458	$(22,900)	$240,558	$106,979	$347,537
Deferred tax liability	5,550	—	5,550	(5,550)	—
Legal settlement	141,250	—	141,250	(141,250)	—
Long term deferred tax liability	22,230	—	22,230	(22,230)	—
Accrued liabilities	—	—	—	35,000	35,000
Total liabilities	$799,168	$—	$799,168	$(27,051)	$772,117

Stockholders’ Equity
Common Stock	$1,189	$—	$1,189		$1,189
Additional paid-in capital	2,406,895	—	2,406,895		2,406,895
Retained earnings	1,053,018	—	1,053,018	(11,309)	1,041,709
Total stockholders' equity	$3,461,102	$—	$3,461,102	$(11,309)	$3,449,793

	As reported Three Months Ended 12/31/2014	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance Three Months Ended 12/31/2014
Revenue
Initial franchise fees	$668,156	$(74,000)	$594,156	$(23,990)	$570,166
Royalty Fees	554,859	(10,595)	544,264	23,990	568,254

Expenses
Franchise consulting & commissions-related parties	79,298	—	79,298	40,277	119,575
Franchise consulting & commissions-other	307,679	(55,122)	252,557	(40,276)	212,281
Salaries and payroll taxes	318,838	—	318,838	(26,592)	292,246
Advertising	245,375	(16,134)	229,241	(8,250)	220,991
Professional fees	96,939	(263)	96,676	692	97,368
Other general and administrative expenses	46,307	(7,515)	38,792	135,794	174,586
Interest income (expense)	279	(279)	—	1,400	1,400
Other income (expense)	—	—	—	(2,010)	(2,010)
Benefit from income taxes	(11,500)	—	(11,500)	(32,515)	(44,015)
Net loss	$(21,878)	$—	$(21,878)	$(69,740)	$(91,618)

Total loss per share - basic & diluted	$0.00		$0.00	$0.01	$0.01

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

Restricted Cash

The Company had restricted cash of approximately $203,000 and $249,000, at December 31, 2015 and September 30, 2015, respectively, associated with a marketing funds collected from the franchisees.  Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

Accounts and Notes Receivable

The Company reviews accounts and notes receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2015 and September 30, 2015 are adequate, but actual write-offs could exceed the recorded allowance. During the quarter ended December 31, 2015 the values of accounts written-off to the reserve were approximately $40,000 and during the year ended September 30, 2015 the amount of these write-offs was $156,000.

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

Fixed Assets	Useful Life
Equipment	5 years
Furniture and Fixtures	5 years
Property Improvements	15 – 40 years
Software	3 years

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

At December 31, 2015 and September 30, 2015 the Company had approximately $-0- and $36,000, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended December 31, 2015 and 2014 of approximately $152,000 and $221,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2015 and September 30, 2015, respectively, and has not recognized interest and/or penalties during the three months ended December 31, 2015, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2011 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

Recent accounting pronouncements

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $75,023 and $81,583 from deferred costs to long-term deferred tax liability in December of 2015 and September of 2015, respectively.

Recent Events

On December 9, 2016, Brian Pappas, through his controlled company FranVentures, LLC, filed with the U.S. Securities and Exchange Commission a preliminary consent statement on Schedule 14A asking the shareholders of the Company to remove the current members of the Board of Directors and to replace them with three individuals proposed by Mr. Pappas. As a result, shareholders may have received, or may receive in the future, consent solicitation materials from FranVentures and/or Mr. Pappas seeking their written consent to remove the current Board members and elect the three individuals proposed by Mr. Pappas.

On December 16, 2016, we announced that our Board of Directors had determined that the consent solicitation commenced by Mr. Pappas and FranVentures is not in the best interests of all of the Company’s stockholders. The Company intends to file with the SEC a preliminary consent revocation statement in connection with the consent solicitation being conducted by Mr. Pappas and FranVentures, which will explain in more detail the Board’s reasons for opposing Mr. Pappas’ attempt to gain control of the Company.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(2) Related Party

During the three months ended December 31, 2015 and 2014, the Company paid related parties (companies related by common control) for the following expenses:

	Commissions and Consulting
	Three months ended
	December 31,
Related Party	2015	2014
FranVentures, LLC (1)	$—	$46,798
MC Logic, LLC (2)	$—	$14,500
Leap Ahead Learning Company (3)	$—	$18,000
Bottom Line Group (4)	$—	$30,957
Jeffry Ball and J. Ball Group LLC (5)	$—	$6,000
	$—	$116,255

(1)

Brian Pappas is a director and former chief executive officer of the Company. Effective July 22, 2015, Mr. Pappas was no longer employed by the Company. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company prior to April 8, 2015. The related party payable was $-0- at December 31, 2015 and 2014. Not included above are travel and expense charges for Mr. Pappas for the three months ending December 31, 2015 and 2014, respectively of approximately $-0- and $70. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the three months ending December 31, 2015 and 2014, respectively of approximately $-0- and $12,500. Effective August 6, 2015, Mrs. Pappas was no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the three months ending December 31, 2015 and 2014 of approximately $-0- and $1000, respectively.

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a former director and founder of the Company. There were no travel and expense reimbursements paid for the three months ending December 31, 2015 and 2014. The related party payable was $-0- at December 31, 2015 and 2014. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September of 2016.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services except in November of 2014 when Leap Ahead Learning was paid $8,000. These services were provided through Mr. O'Donnell. Not included above are travel and expense reimbursements paid of approximately $7,000 and $-0-, respectively for the three month periods ended December 31, 2015 and 2014. There was no related party payable at December 31, 2015 or 2014.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $-0- and $3,000, respectively for the three months ended December 31, 2015 and 2014. There was no related party payable as of December 31, 2015 or September 30, 2015. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the three months ended December 31, 2015 and 2014 were approximately $-0- and $3,000, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $-0- and $600, respectively for the three months ended December 31, 2015 and 2014. There was no related party payable as of December 31, 2015 or September 30, 2015. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

The Company had $6,678 in rent expense for the three months ended December 31, 2015 for a 1,200 square foot MC Logic leased facility located in St. Augustine, Florida (the “Store”). This was a month to month arrangement with no lease in the Company’s name. The Company used the Store as a training center and expected to start holding classes and special events during evenings and weekends. This arrangement ended in March 2016.

(3) Notes and Other Receivables

At December 31, 2015 and September 30, 2015 respectively, the Company held certain other receivables totaling approximately $165,000 and $210,000 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2016	2017	2018	2019	Thereafter	Total
Payment schedules for Notes Receivable	$79,995	$36,808	$17,000	$12,950	$18,488	$165,241

(4) Accrued Marketing Fund

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

At December 31, 2015 and September 30, 2015, the accrued marketing fund liability balances were approximately $182,282 and $249,000, respectively.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(5) Accrued Liabilities

The Company had accrued liabilities at December 31, 2015, and September 30, 2015 as follows:

	December 31,	September 30,
Accrued Liabilities	2015	2015
Accrued Audit Fees	$21,000	$8,581
Accrued Legal Fees	18,315	213,130
Accrued Legal Settlements	17,000	101,897
Accrued State Regulatory Settlement	60,000	104,450
Accrued Consulting & Commissions	7,999	—
Accrued Franchisee Expense	36,865	—
Accrued Travel	2,755	—
	$163,934	$428,058

The Company accrued legal fees of approximately $213,130 at September 30, 2015 related to: (i) SEC investigation services of approximately, $58,000;(ii) general corporate services of approximately, $62,000; (iii) audit committee investigation of approximately, $23,000; (iv) franchise advice of approximately, $56,000; and, other legal services of approximately, $14,000. These legal fees were paid during the first quarter of FY 2016, and the Company has accrued $18,000 for legal fees as of December 31, 2015.

The Company accrued $104,450 for state penalties and costs and reimbursement of two franchisees as of September 31, 2015. As of December 31, 2015, this has been partially paid, and the Company has accrued $60,000 for these same costs.

(6) Discontinued Operations

In September 2015, management committed to a plan to sell the CI concept because it was not a strategic fit with the Company’s existing BFK franchise brand.

The Company executed a purchase and sale agreement on December 9, 2015. The sale included substantially all of the assets of the CI business, which were sold on an “as is where is” basis, with no Company representations or warranties surviving the consummation of the sale. The purchase price for the assets was $24,750 and consisted of the transfer to the Company of 50,000 shares of the Company’s common stock valued at $16,500 that had been held by the purchaser, reversal of an accrual to issue 25,000 shares of the Company’s common stock valued at $8,250 and the assumption of certain liabilities related to the acquired assets.

For the fiscal year ended September 30, 2015, loss on assets held for sale of approximately $28,000 was recorded, representing the difference between the carrying value and fair value of the sold assets and liabilities. In addition, other CI assets, not included in the sale, were determined to be of no continuing value and were written-off at September 30, 2015.

The following table lists the assets held for sale and liabilities held for sale of CI at September 30, 2015 and the operating loss on the assets held for sale.

As of
CI Franchise Company LLC	09/30/15
Assets of discontinued operations
Cash	$24,032
Accounts receivable	16,667
Notes receivable	16,500
Total Assets of discontinued operations	$57,199

Liabilities of discontinued operations
Accounts payable	9,016
Total Liabilities of discontinued operations	$9,016

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

	Three months ended
Operating Loss on discontinued operations	12/31/2015	12/31/2014
Revenue	$(5,971)	$84,874
Advertising and Promotion	(7,635)	(16,134)
Bad Debt	—	(6,000)
Commissions and Consulting	—	(55,122)
Franchisee expense	—	(15,347)
Professional fees	—	(263)
Office expense	—	(2,154)
Depreciation expense	—	(884)
General and Administrative Expenses	1,720	(7,514)
Operating Loss on discontinued operations	$(11,886)	$(18,544)

(7) Common Stock

In connection with the Discontinued Operations (see Note 6), in December 2015, the Company recorded Treasury Stock in the amount of $16,500 using the cost method for the 50,000 shares repurchased.

(8) Commitments and Contingencies

Lease Commitments

The Company entered into a commercial lease with Village Square at Palencia in July 2014, to lease unit 103B, Office Space 2, located at 701 Market Street, St. Augustine, Florida. On January 28, 2016, the Company provided a 60-day notice of termination for this lease that was accepted by the landlord. The fees and penalty for early termination was $2,000. The Company was required to vacate the suite by March 31, 2016.

Rent expense was approximately $14,000 and $9,000, respectively, for the three months ended December 31, 2015 and 2014.

Included in the rent expense for the three months ended December 31, 2015, was $6,678 for a facility under lease by a related party (see Note 2).

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. In 2015 the Company and SFLLC entered into a settlement agreement which provided for a payment of $106,000 in stock (which was granted in 2014) and $85,000 in cash (which was accrued in 2015 and paid subsequent to year end) as well as agreements on trademarks and license usage. The prior owner of SFLLC has a suit outstanding with a claim for an additional $42,000, which the Company is contesting. The Court denied the Company’s Motion to Dismiss and both sides have filed for summary judgment, each of which the Court has denied. No amount has been accrued for this additional claim.

In February 2015, the Company was sued for defamation by a former officer of the Company in relation to the Company’s statements in an SEC Form 8-K filing that the employee had been terminated. The pertinent 8-K filing occurred prior to the ascension to the Board any of the company’s current directors. The former officer alleged that the claimed misstatement in the SEC filing was false, was maliciously designed to injure the plaintiff in retribution for his having reported problems and pressed for changes at the company, and injured the reputation of the individual. The former officer seeks lost wages and income, compensatory damages, other damages and requests that a replacement Form 8-K be filed. The case is in the discovery phase. The company is in settlement negotiations with the plaintiff.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

In April, 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. In late April 2015, the Company’s Board elected two new independent directors, and created an Audit Committee, which included the two new directors. In addition, in July 2015, the Board removed Brian Pappas as Chief Executive Officer. The Company has taken a number of steps to address compliance issues regarding its books and records. The Company is fully cooperating with the staff of the SEC in this matter.

On March 7, 2016, Franchise Ventures (“FV”), a company operated by Brian Pappas, filed suit in state court in St. Johns County, Florida against the Company and its affiliate BFK Franchise Company, LLC (collectively “the Company”) alleging breach of contract and seeking a declaratory judgment. The complaint does not state an amount of damages. FV claims that the Company has an ongoing contractual obligation to pay FV compensation in the form of commissions and other payments per the original LLC operating agreement under which BFK LLC was formed (“BFK Operating Agreement”). FV acknowledges that the Company terminated the LLC operating agreement and stopped paying FV in October 2015. FV’s complaint seeks recovery of compensation allegedly due after the termination date. Although the complaint is unclear, it appears to allege that the Company has no right ever to terminate the operating agreement. The Company contends that neither FV nor Mr. Pappas had any continuing right to franchise sales commissions under the BKF LLC operating agreement after FV ceased serving as managing member of BFK LLC when the Company acquired it. The Company further contends that: (a) the terms of the BFK Operating Agreement clearly provide that FV was owed compensation strictly for providing BFK LLC services as its managing member; (b) FV’s term as managing member of BFK LLC ended when CLC acquired it and CLC supplanted FV as the sole managing member of BFK LLC; and (c) in any event, under the terms of the BFK Operative Agreement, CLC had the full right to terminate the BKF LLC operating agreement on October 1, 2015, thereby eviscerating any conceivable legal rights FV might assert under that agreement thereafter. The Company contends that neither FV nor Mr. Pappas had any continuing right to franchise sales commissions under the BKF LLC operating agreement after FV ceased serving as managing member of BFK LLC when the Company acquired it on July 2, 2010. On October 27, 2016, plaintiff FranVentures filed a motion seeking leave to amend its complaint to add a claim alleging that the Company had entered into an oral contract or one implied by the parties’ conduct. The amended complaint does not address the Company’s position that even if a contract had been in place it had been terminated. The Court denied the Company’s motion to dismiss FV’s complaint, and discovery continues. The Company intends to vigorously litigate FranVentures’ complaint against the company.

On June 23, 2016, the Company filed a counterclaim against its FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim and complaint seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Pappas serving as the Chief Executive Officer of CLC and a member of its board of directors.  The counterclaim and/or complaint alleges the following:

a.

First, Pappas defrauded CLC, converted company assets and breached his fiduciary duty of loyalty by causing CLC to pay his company, FranVentures, more than $1,000,000 by falsely asserting that the funds were due under a contractual provision that Pappas knew had expired when CLC acquired BFK Franchise Company, LLC (“BFK”). After CLC stopped payments to FV in October 2015, Pappas sued CLC, claiming that CLC had to pay FV under that contract in perpetuity – that is, Pappas took the position that CLC never could stop paying his company – even though he knew that there was no legal basis for his claims.

b.

Second, to conceal the foregoing fraud scheme, Pappas made and caused to be made material false statements and material omissions regarding the transaction to CLC independent directors as well as in CLC’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

c.

Third, Pappas breached his fiduciary duty of loyalty to CLC by repeatedly engaging in self-dealing and causing CLC to enter into several transactions with, and to make payments to or on behalf of, several members of his family, including his wife and brother, which transactions and payments were not disclosed to or approved by CLC’s board of directors and were not in the best interests of the Company and its shareholders.

i.

In particular, Pappas breached his fiduciary duty of loyalty by causing CLC to engage in repeated financial transactions with brother, Jeff Pappas including: (i) causing CLC to pay Jeff Pappas and/or his company approximately $560,000 in commissions and retainer payments from in or about 2010 to in or about 2015 including for handling CLC franchise sales, knowing or having reason to know that Jeff Pappas would and did do so in a reckless manner that exposed CLC to regulatory risk, liability, financial loss and reputational damage; and (ii) causing CLC to provide various financial benefits to Jeff Pappas to the financial detriment of CLC, including causing CLC to make loans and extensions of credit to Jeff Pappas and his company totaling approximately $40,000 in or about 2011-12 and thereafter causing CLC to write-off these loans and credit extensions as bad debt prior to their due date, notwithstanding that Pappas was during the same time causing CLC to pay retainer and commission payments to Jeff Pappas and his companies of at least $89,000. Pappas intentionally paid his brother these sums instead of setting off Jeff Pappas’ debt against the commissions and retainers purportedly owed to him.

ii.

Pappas also breached his fiduciary duty of loyalty by causing CLC to pay at least $95,000 in charges incurred by Pappas and his wife, Christine Pappas, on a CLC American Express credit card from in or about 2013 to in or about July 2015 without maintaining at the time, and thereafter in 2016 refusing to provide, proper and adequate business records and documentation for those expenditures. As a result, CLC is unable to verify that these expenditures were incurred for a proper business purpose and cannot deduct these payments as business expenses.

d.

Fourth, Pappas breached his fiduciary duty of loyalty to CLC by causing CLC to expend hundreds of thousands of dollars to respond to an investigation of Pappas and the Company the SEC initiated in early 2015 while Pappas was CLC’s CEO and Chairman of the Board as a result of Pappas’ misconduct detailed above, including CLC’s transactions with and payments to FV and Pappas’ family members, public disclosures relating to these transactions that Pappas caused the Company to make, inadequate internal corporate and financial controls, and other issues.

e.

Fifth, Pappas breached his fiduciary duty of loyalty to CLC by causing CLC liability for restitution and rescission payments, as well as state penalties and costs, in connection with an investigation conducted by the State of Virginia, alleging that Pappas committed fraud in relation to sales of Challenge Island franchises in Virginia, and that he thereafter caused an attempt to cover-up this fraud by taking further illegal actions. CLC has since divested itself of Challenge Island.

f.

Sixth, Pappas breached his fiduciary duty of loyalty to CLC by failing to implement adequate internal financial and corporate controls, thereby concealing his other misconduct and permitting Pappas to control and dominate CLC, misappropriate the Company’s assets, and repeatedly engage in fraud and self-dealing to the detriment of the Company and its shareholders.

g.

Seventh, Pappas’ misconduct described above was a material cause of the substantial delay and difficulty of the Company’s independent auditors in performing the audit of the Company’s financial statements for the 2015 fiscal year, which required the Company to suspend its domestic franchise sales on February 1, 2016 continuing until the date of this Complaint, causing financial loss to the Company.

On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The Company intends to vigorously litigate this matter as well.

On October 7, 2016, a franchisee filed a demand for arbitration against the Company’s affiliate BFK Franchise Company, LLC alleging that BFK had engaged in contract breaches and fraud in relation to numerous franchise agreements signed by Brian Pappas, Managing Director, or Dan O’Donnell, VP Operations between September 22, 2012 and November 1, 2015, with all but 1 of the agreements executed by or before March 2, 2015. The arbitration demand’s allegations include that misstatements and misrepresentations were made at or about the time of the purchase of the franchises. The complaint also assails other items such as the above-referenced SEC investigation, the Company’s settlements with the State of Virginia, Virginia’s “investigation and …settlement with Brian Pappas as a result of his conduct and actions during the time he served as Managing Director of BFK Franchise Co, and CEO of CLCN,” and self-dealing by corporate officers including commissions paid to officers upon sale of each new franchise.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(9) Subsequent Events

As of January 29, 2016, Creative Learning Corporation (“the Company”) temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements.  In turn, this has delayed completion of the Company’s 2016 Franchise Disclosure Documents (“FDDs”) for the Bricks 4 Kidz® and Sew Fun Studios®. The company has reinstated sales of Bricks 4 Kidz franchises in September of 2016 in most states.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At December 31, 2015, the Company had 701 Bricks 4 Kidz®, Challenge Island® (which was sold during 2015) and Sew Fun Studios® franchises, 25 Bricks 4 Kidz® master franchises, and 20 Bricks 4 Kidz® sub-franchises operating in 38 countries.

1st Quarter 2016 Highlights

The Company experienced a period of modest growth in the number of operating franchises, as of December 31, 2015 compared to December 31, 2014, expanding from 618 operating franchises to 698 operating franchises within the two brands. Initial franchise fees were $188,000 lower when comparing the quarter ending December 31, 2015 and the previous year period. The decrease was due to the new management team reevaluating and improving the franchise sales policy, procedure, and process. A consistent and compliant franchise agreement and franchise disclosure document was developed, implemented and is being registered with state agencies. An additional change was the termination of all past related-party sales brokers, as part of new management’s increased focus upon enhancing shareholder value and its new anti-nepotism policy. A new sales broker program has been developed that both, trains and commits any person representing the Company to consistent and ethical standards.

The Company’s change in revenue was due to the change in the franchise sales process as discussed earlier. Operating Expenses increased to $1,810,000 in the quarter ending December 31, 2015 from $1,255,000 in the quarter ending December 31, 2014 or $555,000 (44%), due to significant increases in professional fees of $745,000, offset by a reduction in commissions of $179,000. A large portion of the increase in professional fees is related to issues that resulted from the prior management decisions. The net loss increased to $628,000 in the quarter ending December 31, 2015 from a loss of $124,000 in the quarter ending December 31, 2014, a difference of $504,000, primarily due to the increased operating expenses.

On December 9, 2015, the Company completed the sale of the Challenge Island business to its prior owner, pursuant to an asset sale and purchase agreement entered into on that date. See Note 6 to the Consolidated Financial Statements.

As of January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company expects that offer and sales efforts will resume in approximately 70% of the states in which Bricks 4 Kidz® and Sew Fun Studios® currently sell franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. The Company reinstated sales of Bricks 4 Kidz franchises in September 2016 in most states.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. From January of 2016 through August 2016, the Company was not able to sell franchises in the United States, and at the same time the Company had significant professional fees and regulatory cash outlays which put adverse pressure on the Company’s liquidity. The Company believes its US sales will rebound after resuming sales in the US and its cash outlays related to professional fees and regulatory functions will return to traditional levels for a similar business. The company will explore all options to improve liquidity and reassess its position in December, 2016.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the quarter ending December 31, 2015, the Company purchased property and equipment totaling approximately $39,000. The Company used cash during the fiscal year ended September 30, 2015 to make payments of $55,000 on a legal settlement reached in 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2015, under the supervision and with the participation of our management, including our Chief Financial Officer who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Our 2015 Annual Report on Form 10-K contains information regarding material weaknesses in our internal control over financial reporting as of September, 2015 as a result of material weaknesses primarily related to a lack of sufficient personnel with appropriate training and expertise in accounting principles generally accepted in the United States, the lack of senior management leadership in the area, and the absence of board independence and the ability of the Audit Committee to function fully effectively until late July 2015.

During the first three months of 2016, the Company did not successfully address the material weaknesses mentioned above with the exception of the changes to the Board of Directors.

PART II

Item 1. Legal Proceedings

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

The Company was involved in arbitration with Sew Fun, LLC (SFLLC), from which the Company previously purchased intellectual property to establish a new sewing franchise concept. In 2015 the Company and SFLLC entered into a settlement agreement which provided for a payment of $106,000 in stock (which was granted in 2014) and $85,000 in cash (which was accrued in 2015 and paid subsequent to year end) as well as agreements on trademarks and license usage. The prior owner of SFLLC has a suit outstanding with a claim for an additional $42,000, which the Company is contesting. The Court denied the Company’s Motion to Dismiss and both sides have filed for summary judgment, each of which the Court has denied. No amount has been accrued for this additional claim.

In February 2015, the Company was sued for defamation by a former officer of the Company in relation to the Company’s statements in an SEC Form 8-K filing that the employee had been terminated. The pertinent 8-K filing occurred prior to the ascension to the Board any of the company’s current directors. The former officer alleged that the claimed misstatement in the SEC filing was false, was maliciously designed to injure the plaintiff in retribution for his having reported problems and pressed for changes at the company, and injured the reputation of the individual. The former officer seeks lost wages and income, compensatory damages, other damages and requests that a replacement Form 8-K be filed. The case is in the discovery phase. The company is in settlement negotiations with the plaintiff.

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

In April, 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. In late April 2015, the Company’s Board elected two new independent directors, and created an Audit Committee, which included the two new directors. In addition, in July 2015, the Board removed Brian Pappas as Chief Executive Officer. The Company has taken a number of steps to address compliance issues regarding its books and records. The Company is fully cooperating with the staff of the SEC in this matter.

On March 7, 2016, Franchise Ventures (“FV”), a company operated by Brian Pappas, filed suit in state court in St. Johns County, Florida against the Company and its affiliate BFK Franchise Company, LLC (collectively “the Company”) alleging breach of contract and seeking a declaratory judgment. The complaint does not state an amount of damages. FV claims that the Company has an ongoing contractual obligation to pay FV compensation in the form of commissions and other payments per the original LLC operating agreement under which BFK LLC was formed (“BFK Operating Agreement”). FV acknowledges that the Company terminated the LLC operating agreement and stopped paying FV in October 2015. FV’s complaint seeks recovery of compensation allegedly due after the termination date. Although the complaint is unclear, it appears to allege that the Company has no right ever to terminate the operating agreement. The Company contends that neither FV nor Mr. Pappas had any continuing right to franchise sales commissions under the BKF LLC operating agreement after FV ceased serving as managing member of BFK LLC when the Company acquired it. The Company further contends that: (a) the terms of the BFK Operating Agreement clearly provide that FV was owed compensation strictly for providing BFK LLC services as its managing member; (b) FV’s term as managing member of BFK LLC ended when CLC acquired it and CLC supplanted FV as the sole managing member of BFK LLC; and (c) in any event, under the terms of the BFK Operative Agreement, CLC had the full right to terminate the BKF LLC operating agreement on October 1, 2015, thereby eviscerating any conceivable legal rights FV might assert under that agreement thereafter. The Company contends that neither FV nor Mr. Pappas had any continuing right to franchise sales commissions under the BKF LLC operating agreement after FV ceased serving as managing member of BFK LLC when the Company acquired it on July 2, 2010. On October 27, 2016, plaintiff FranVentures filed a motion seeking leave to amend its complaint to add a claim alleging that the Company had entered into an oral contract or one implied by the parties’ conduct. The amended complaint does not address the Company’s position that even if a contract had been in place it had been terminated. The Court denied the Company’s motion to dismiss FV’s complaint, and discovery continues. The Company intends to vigorously litigate FranVentures’ complaint against the company.

On June 23, 2016, the Company filed a counterclaim against its FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim and complaint seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Pappas serving as the Chief Executive Officer of CLC and a member of its board of directors.  The counterclaim and/or complaint alleges the following:

a.

First, Pappas defrauded CLC, converted company assets and breached his fiduciary duty of loyalty by causing CLC to pay his company, FranVentures, more than $1,000,000 by falsely asserting that the funds were due under a contractual provision that Pappas knew had expired when CLC acquired BFK Franchise Company, LLC (“BFK”). After CLC stopped payments to FV in October 2015, Pappas sued CLC, claiming that CLC had to pay FV under that contract in perpetuity – that is, Pappas took the position that CLC never could stop paying his company – even though he knew that there was no legal basis for his claims.

b.

Second, to conceal the foregoing fraud scheme, Pappas made and caused to be made material false statements and material omissions regarding the transaction to CLC independent directors as well as in CLC’s filings with the U.S. Securities and Exchange Commission (the “SEC”).

c.

Third, Pappas breached his fiduciary duty of loyalty to CLC by repeatedly engaging in self-dealing and causing CLC to enter into several transactions with, and to make payments to or on behalf of, several members of his family, including his wife and brother, which transactions and payments were not disclosed to or approved by CLC’s board of directors and were not in the best interests of the Company and its shareholders.

i.

In particular, Pappas breached his fiduciary duty of loyalty by causing CLC to engage in repeated financial transactions with brother, Jeff Pappas including: (i) causing CLC to pay Jeff Pappas and/or his company approximately $560,000 in commissions and retainer payments from in or about 2010 to in or about 2015 including for handling CLC franchise sales, knowing or having reason to know that Jeff Pappas would and did do so in a reckless manner that exposed CLC to regulatory risk, liability, financial loss and reputational damage; and (ii) causing CLC to provide various financial benefits to Jeff Pappas to the financial detriment of CLC, including causing CLC to make loans and extensions of credit to Jeff Pappas and his company totaling approximately $40,000 in or about 2011-12 and thereafter causing CLC to write-off these loans and credit extensions as bad debt prior to their due date, notwithstanding that Pappas was during the same time causing CLC to pay retainer and commission payments to Jeff Pappas and his companies of at least $89,000. Pappas intentionally paid his brother these sums instead of setting off Jeff Pappas’ debt against the commissions and retainers purportedly owed to him.

ii.

Pappas also breached his fiduciary duty of loyalty by causing CLC to pay at least $95,000 in charges incurred by Pappas and his wife, Christine Pappas, on a CLC American Express credit card from in or about 2013 to in or about July 2015 without maintaining at the time, and thereafter in 2016 refusing to provide, proper and adequate business records and documentation for those expenditures. As a result, CLC is unable to verify that these expenditures were incurred for a proper business purpose and cannot deduct these payments as business expenses.

d.

Fourth, Pappas breached his fiduciary duty of loyalty to CLC by causing CLC to expend hundreds of thousands of dollars to respond to an investigation of Pappas and the Company the SEC initiated in early 2015 while Pappas was CLC’s CEO and Chairman of the Board as a result of Pappas’ misconduct detailed above, including CLC’s transactions with and payments to FV and Pappas’ family members, public disclosures relating to these transactions that Pappas caused the Company to make, inadequate internal corporate and financial controls, and other issues.

e.

Fifth, Pappas breached his fiduciary duty of loyalty to CLC by causing CLC liability for restitution and rescission payments, as well as state penalties and costs, in connection with an investigation conducted by the State of Virginia, alleging that Pappas committed fraud in relation to sales of Challenge Island franchises in Virginia, and that he thereafter caused an attempt to cover-up this fraud by taking further illegal actions. CLC has since divested itself of Challenge Island.

f.

Sixth, Pappas breached his fiduciary duty of loyalty to CLC by failing to implement adequate internal financial and corporate controls, thereby concealing his other misconduct and permitting Pappas to control and dominate CLC, misappropriate the Company’s assets, and repeatedly engage in fraud and self-dealing to the detriment of the Company and its shareholders.

g.

Seventh, Pappas’ misconduct described above was a material cause of the substantial delay and difficulty of the Company’s independent auditors in performing the audit of the Company’s financial statements for the 2015 fiscal year, which required the Company to suspend its domestic franchise sales on February 1, 2016 continuing until the date of this Complaint, causing financial loss to the Company.

On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The Company intends to vigorously litigate this matter as well.

On October 7, 2016, a franchisee filed a demand for arbitration against the Company’s affiliate BFK Franchise Company, LLC alleging that BFK had engaged in contract breaches and fraud in relation to numerous franchise agreements signed by Brian Pappas, Managing Director, or Dan O’Donnell, VP Operations between September 22, 2012 and November 1, 2015, with all but 1 of the agreements executed by or before March 2, 2015. The arbitration demand’s allegations include that misstatements and misrepresentations were made at or about the time of the purchase of the franchises. The complaint also assails other items such as the above-referenced SEC investigation, the Company’s settlements with the State of Virginia, Virginia’s “investigation and …settlement with Brian Pappas as a result of his conduct and actions during the time he served as Managing Director of BFK Franchise Co, and CEO of CLCN,” and self-dealing by corporate officers including commissions paid to officers upon sale of each new franchise.

Item 1A. Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of CLC's most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company executed a purchase and sale agreement with the prior owner of the Challenge Island business on December 9, 2015. The sale included substantially all of the assets of the CI business, which were sold on an “as is where is” basis, with no Company representations or warranties surviving the consummation of the sale. The purchase price for the assets consisted of the transfer to the Company certain shares of the Company’s common stock that had been held by the purchaser, as well as the assumption of certain liabilities related to the acquired assets. The transaction was structured as a sale of assets, with CLC being the seller and Challenge Island Global being the purchaser. As a result of the sale, the Company’s obligation to issue these additional 25,000 shares was terminated.

In connection with the Discontinued Operations (see Note 6), in December 2015, the Company recorded 50,000 shares of Treasury Stock in the amount of $16,500 using the Cost Method.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: December 22, 2016	By:	/s/ Rod Whiton
Rod Whiton,
Interim Chief Executive Officer (Principal Executive Officer)

Dated: December 22, 2016	By:	/s/ Christian Miller
Christian Miller,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document