Form 10-Q
period 2016-03-31
CREATIVE LEARNING Corp
filed 2016-12-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Quarter Ended March 31, 2016

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	March 31,	September 30,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$981,921	$2,450,609
Restricted cash (marketing fund)	156,983	248,777
Accounts receivable, less allowance for doubtful accounts of approximately $166,000 and $165,000, respectively	214,859	407,270
Prepaid expenses	35,000	11,278
Notes receivable - current portion, less allowance for doubtful accounts of approximately $39,000 and $26,000, respectively	51,630	97,794
Income tax receivable	1,005,573	254,527
Assets of discontinued operations	—	57,199
Total Current Assets	2,445,966	3,527,454

Notes receivable - net of current portion	66,150	86,670
Property and equipment, net of accumulated depreciation of approximately $157,000 and $134,000, respectively	330,348	283,955
Intangible assets	100,504	100,504
Deposits	6,425	11,425
Deferred tax assets	75,584	81,583
Total Assets	$3,024,977	$4,091,591

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$1,027	$240
Accounts payable - other	457,827	119,113
Payroll accruals	13,540	36,490
Accrued liabilities	400,041	428,058
Unearned revenue	115,900	35,900
Accrued marketing fund	108,176	248,777
Customer deposits	10,000	19,982
Liabilities of discontinued operations	—	9,016
Total Current Liabilities	1,106,511	897,576
Commitments and Contingencies - Note 8
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,001,409 issued and outstanding	1,200	1,200
Additional paid-in capital	2,534,554	2,534,554
Treasury Stock 65,100 shares and 15,100 shares, respectively (cost method)	(34,626)	(18,126)
Retained earnings	(582,662)	676,387
Total Stockholders’ Equity	1,918,466	3,194,015

Total Liabilities and Stockholders’ Equity	$3,024,977	$4,091,591

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
		(restated)		(restated)
Revenues:
Initial franchise fees	$97,700	$748,977	$480,400	$1,319,143
Royalties fees	544,282	696,643	1,106,503	1,264,897
Merchandise sales	160	1,000	213	1,283
	642,142	1,446,620	1,587,116	2,585,323
Operating expenses:
Franchise consulting and commissions:
Related parties	—	119,555	—	239,130
Other	58,481	125,054	211,171	337,335
Franchise training and expenses	70,824	90,828	150,411	178,698
Salaries and payroll taxes	268,035	290,405	597,109	582,651
Advertising	244,913	212,164	397,240	433,155
Professional fees	824,728	130,624	1,667,206	227,992
Office expense	7,658	31,970	26,170	63,054
Bad debt expense	32,954	39,000	48,810	48,000
Depreciation	13,161	10,194	22,683	20,375
Other general and administrative expenses	195,416	200,012	354,529	374,599
Total operating expenses	1,716,170	1,249,806	3,475,329	2,504,989
(Loss) income from operations	(1,074,028)	196,814	(1,888,213)	80,334

Other income (expense):
Interest income - net	1,120	2,234	2,858	3,634
Legal settlement	(44,717)	—	(119,717)	—
Other income (expense)	(18,175)	(737)	19,131	(2,747)
Total other income (expense)	(61,772)	1,497	(97,728)	887
(Loss) income before benefit from income taxes	(1,135,800)	198,311	(1,985,941)	81,221

Benefit from (provision) for income taxes	407,433	(64,354)	734,593	(26,357)
Net (loss) income from continuing operations	(728,367)	133,957	(1,251,348)	54,864
Discontinued operations:
Operating (loss) income from discontinued operations	(335)	16,707	(12,221)	(1,837)
Income tax benefit (provision)	(54)	(5,422)	4,520	596
(Loss) income from discontinued operations	(389)	11,285	(7,701)	(1,241)
Net (loss) income	$(728,756)	$145,242	$(1,259,049)	$53,623
Net (loss) income per share
Basic and diluted
Continuing operations	$(0.06)	$0.01	$(0.10)	$0.00
Discontinued operations	$(0.00)	$0.00	$(0.00)	$(0.00)
Total	$(0.06)	$0.01	$(0.10)	$0.00

Basic and diluted weighted average number of common shares outstanding	12,001,409	11,935,231	12,001,409	11,908,552

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2016	2015
		(restated)
Cash flows from operating activities:
Net (loss) income	$(1,259,049)	$53,623
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss from discontinued operations	7,701	1,241
Depreciation	22,683	20,375
Bad debt expense	48,810	48,000
Deferred income taxes	5,999	—
Stock issued for services	—	5,040
Changes in operating assets and liabilities:
Restricted cash	91,794	(43,306)
Accounts receivable	122,449	(112,684)
Prepaid expenses	(23,722)	(24,522)
Notes receivable	34,970	(20,972)
Deposits	5,000	724
Accounts payable - related parties	787	(42,211)
Accounts payable - 3rd parties	338,714	(146,768)
Payment of legal settlement	—	—
Accrued liabilities	(28,017)	(19,920)
Unearned revenue	80,000	25,900
Payroll accruals	(22,950)	(30,073)
Accrued marketing	(87,735)	43,306
Customer deposits	(9,982)	(29,272)
Income tax receivable	(746,526)	72,343
Net cash used in operating activities	(1,419,074)	(199,176)
Net cash provided by (used in) discontinued operations	19,462	(57,362)
Cash flows from investing activities:
Acquisition of property and equipment	(69,076)	(32,161)
Funding of loan to related party	—	(2,100)
Net cash used in investing activities	(69,076)	(34,261)
Net change in cash	(1,468,688)	(290,799)
Cash, beginning of period	2,450,609	3,050,983
Cash, end of period	$981,921	$2,760,184

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities:
Acquisition of treasury stock in connection with disposition of CI	16,500	—
Issuance of 85,000 shares on February 18, 2015 for Sew Fun Mediation	—	106,250

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statement of Stockholder's Equity

(Unaudited)

					Additional
	Treasury Stock		Common Stock		Paid-in	Retained
	Shares	Value	Shares	Par Value	Capital	Earnings	Total

Balance, October 1, 2015	(15,100)	$(18,126)	12,001,409	$1,200	$2,534,554	$676,387	$3,194,015

Treasury stock (cost)	(50,000)	(16,500)					(16,500)
Net loss for the six months ended March 31, 2016						(1,259,049)	(1,259,049)
Balance, March 31, 2016	(65,100)	$(34,626)	12,001,409	$1,200	$2,534,554	$(582,662)	$1,918,466

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (CLC) operates wholly owned subsidiaries, BFK Franchise Co., LLC (BFK), CI Franchise Co., LLC (CI), and SF Franchise Company, LLC (SF) under the trade names Bricks 4 Kidz®, Challenge Island®, and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of March 31, 2016, BFK franchisees operated in 691 territories in 45 states and 38 countries, and SF franchisees operated in 12 territories in 10 states and 3 countries. The Company previously operated Challenge Island Franchise Co., LLC (CI) in 49 territories in 44 states and 3 countries.

The Company sold the CI concept on December 9, 2015, and as a result the Company is reporting CI as discontinued operations in the consolidated financial statements. See Note 6.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the six months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2015. In addition, refer to Note 6 regarding the sale of Challenge Island and related discontinued operations classification.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Restatement

The previously issued consolidated financial statements of the Company as of and for the six months ended March 31, 2015 have been restated. It was management’s determination that the Company had not properly presented cash, restricted cash, prepaids, other receivables, income tax receivable, deferred tax assets, accounts payable, accrued stock payable, accrued marketing fund, deferred tax liability, legal settlement, accrued liabilities, franchise consulting & commissions, salaries and payroll taxes, professional fees, other general and administrative expenses, and provision for income taxes.

Restatement of 2015 Financial Statements

	As reported 3/31/2015	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance 3/31/2015
Assets
Cash	$2,739,673	$(35,155)	$2,704,518	$6,311	$2,710,829
Restricted cash	225,984	—	225,984	(5,824)	220,160
Prepaids	35,622		35,622	(7,750)	27,872
Other receivables - current portion	191,935	(130,943)	60,992	(1,075)	59,917
Other receivables - net of current portion	55,183	—	55,183	(17,273)	37,910
Income tax receivable	41,825	—	41,825	38,351	80,176
Deferred tax asset	48,723	—	48,723	(44,776)	3,947
Total assets	$4,288,586	$—	$4,288,586	$(32,461)	$4,256,125

Liabilities
Accounts payable - related parties	$18,006	$—	$18,006	$(17,983)	$23
Accounts payable	194,160	(18,735)	175,425	17,984	193,409
Accrued stock payable	10,080	—	10,080	(10,080)	—
Accrued marketing fund	225,984	(5,874)	220,110	50	220,160
Deferred tax liability	5,550	—	5,550	(5,550)	—
Legal settlement	25,000	—	25,000	(25,000)	—
Accrued liabilities	—	—	—	35,080	35,080
Long-term deferred tax liability	22,230	—	22,230	(22,230)	—
Total liabilities	$594,800	$—	$594,800	$(28,154)	$566,646

Stockholders’ Equity
Common stock	$1,198	$—	$1,198	$—	$1,198
Additional paid-in capital	2,518,176	—	2,518,176	—	2,518,176
Treasury stock	(16,845)	—	(16,845)	—	(16,845)
Retained earnings	1,191,257	—	1,191,257	(4,307)	1,186,950
Total stockholders' equity	$3,693,786	$—	$3,693,786	$(4,307)	$3,689,479

	As reported Six Months Ended 3/31/2015	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance Six Months Ended 3/31/2015
Expenses
Franchise consulting & commissions- related parties	252,898		252,898	(13,768)	239,130
Franchise consulting & commissions-other	445,466	(121,898)	323,568	13,767	337,335
Salaries and payroll taxes	612,724	—	612,724	(30,073)	582,651
Professional fees	228,291	(263)	228,028	(36)	227,992
Other general and administrative expenses	253,678	(20,167)	233,511	141,088	374,599
Provision for income taxes	74,000	—	74,000	(48,239)	25,761
Net income	$116,361	$—	$116,361	$(62,738)	$53,623

Total earnings per share - basic & diluted	$0.01		$0.01		$0.00

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

	As reported Three Months Ended 3/31/2015	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance Three Months Ended 3/31/2015
Revenue
Initial franchise fees	$872,737	$(147,750)	$724,987	$23,990	$748,977
Royalty Fees	740,811	(20,178)	720,633	(23,990)	696,643

Expenses
Franchise consulting & commissions- related parties	122,655	—	122,655	(3,100)	119,555
Franchise consulting & commissions-other	188,732	(66,777)	121,955	3,099	125,054
Salaries and payroll taxes	293,886	—	293,886	(3,481)	290,405
Advertising	250,067	(46,153)	203,914	8,250	212,164
Professional fees	131,352	—	131,352	(728)	130,624
Other general and administrative expenses	207,371	(12,652)	194,719	5,293	200,012
Interest income (expense)	3,870	(236)	3,634	(1,400)	2,234
Other income (expense)	(2,747)	—	(2,747)	2,010	(737)
Provision for income taxes	85,500	—	85,500	(15,724)	69,776
Net income	$138,239	$—	$138,239	$7,003	$145,242

Total earnings per share - basic & diluted	$0.01		$0.01		$0.01

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

Restricted Cash

The Company had restricted cash of approximately $157,000 and $249,000, at March 31, 2016 and September 30, 2015, respectively, associated with a marketing fund collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisee’s gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Accounts and Notes Receivable

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances, combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at March 31, 2016 and September 30, 2015 is adequate, but actual write-offs could exceed the recorded allowance. During the six months ended March 31, 2016, the values of accounts written-off to the reserve were approximately $70,000 and during the year ended September 30, 2015 the amount of these write-offs was $156,000.

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

At March 31, 2016 and September 30, 2015 the Company had approximately $116,000 and $36,000, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended March 31, 2016 and 2015 of approximately $245,000 and $212,000, respectively.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2016 and September 30, 2015, respectively, and has not recognized interest and/or penalties during the quarters ended March 31, 2016 and 2015, respectively, since there are no material unrecognized tax benefits.  Management believes no material change to the amount of unrecognized tax benefits will occur within in the next twelve months.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $75,584 and $81,583 from deferred costs to long-term deferred tax liability in March of 2016 and September of 2015, respectively.

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

(2) Related Party

During the six months ended March 31, 2016 and 2015, the Company paid related parties (companies related by common control) for the following expenses:

	Commissions and Consulting
	Six months ended
	March 31,
Related Party	2016	2015
FranVentures, LLC (1)	$—	$66,413
MC Logic, LLC (2)	$—	$21,000
Leap Ahead Learning Company (3)	$—	$33,000
Bottom Line Group (4)	$—	$65,117
Jeffry Ball and J. Ball Group LLC (5)	$—	$45,380
	$—	$230,910

(1)

Brian Pappas is a director and former chief executive officer of the Company. Effective July 22, 2015, Mr. Pappas was no longer employed by the Company. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company prior to April 8, 2015. The related party payable was $-0- at March 31, 2016 and September 30, 2015. Not included above are travel and expense charges for Mr. Pappas for the six months ending March 31, 2016 and 2015, respectively of approximately $-0- and $70. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the six months ending March 31, 2016 and 2015, respectively of approximately $-0- and $12,500. Effective August 6, 2015, Mrs. Pappas was no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the six months ending March 31, 2016 and 2015 of approximately $-0- and $2,000, respectively.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a former director and founder of the Company. Not included above are travel and expense reimbursements paid of approximately $-0- and $4300, respectively for the six months ending March 31, 2016 and 2015. The related party payable was $-0- at March 31, 2016 and 2015. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September of 2016.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services except in November of 2014 when Leap Ahead Learning was paid $8,000. These services were provided through Mr. O'Donnell. Not included above are travel and expense reimbursements paid of approximately $4,000 and $23,000, respectively for the six month periods ended March 31, 2016 and 2015. The related party payable was approximately $1,000 and $-0-, respectively at March 31, 2016 and 2015.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $-0- and $5,000, respectively for the six months ended March 31, 2016 and 2015. The related party payable was approximately $-0- and $-0-, respectively at March 31, 2016 and 2015. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the six months ended March 31, 2016 and 2015 were approximately $-0- and $8,000, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $-0- and $3,000, respectively for the six months ended March 31, 2016 and 2015. There was no related party payable at March 31, 2016 or 2015. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

The Company had $11,130 in rent expense for the six months ended March 31, 2016 for a 1,200 square foot MC Logic leased facility located in St. Augustine, Florida (the “Store”). This was a month to month arrangement with no lease in the Company’s name. The Company used the Store as a training center and expected to start holding classes and special events during evenings and weekends. This arrangement ended in March 2016.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(3) Notes and Other Receivables

At March 31, 2016 and September 30, 2015 respectively, the Company held certain other receivables totaling approximately $157,000 and $210,000 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes collectability of all receivables and reserves accordingly.

	2016	2017	2018	2019	Thereafter	Total
Payment schedules for Notes Receivable	$74,387	$33,978	$14,000	$12,950	$21,725	$157,040

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

At March 31, 2016 and September 30, 2015, the accrued marketing fund liability balances were approximately $108,000 and $249,000, respectively.

(5) Accrued Liabilities

The Company had accrued liabilities at March 31, 2016, and September 30, 2015 as follows:

	March 31,	September 30,
Accrued Liabilities	2016	2015
Accrued Audit Fees	$10,000	$8,581
Accrued Legal Fees	105,508	213,130
Accrued Legal Settlements	17,000	101,897
Accrued State Regulatory Settlement	206,800	104,450
Accrued Advertising	21,826	—
Accrued Consulting & Commissions	29,911	—
Accrued Franchisee Expense	9,991	—
Accrued Travel	2,226	—
Accrued Office expense	964
Insurance overpayment	(4,185)
	$400,041	$428,058

The Company accrued $206,800 for state penalties and costs and the reimbursement of six franchisees as of March 31, 2016.

(6) Discontinued Operations

In September 2015, management committed to a plan to sell the CI concept because it was not a strategic fit with the Company’s existing BFK franchise brand.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

The Company executed a purchase and sale agreement on December 9, 2015. The sale included substantially all of the assets of the CI business, which were sold on an “as is where is” basis, with no Company representations or warranties surviving the consummation of the sale. The purchase price for the assets was $24,750 and consisted of the transfer to the Company of 50,000 shares of the Company’s common stock, valued at $16,500 that had been held by the purchaser, reversal of an accrual to issue 25,000 shares of the Company’s common stock valued at $8,250 and the assumption of certain liabilities related to the acquired assets.

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

As of
CI Franchise Company LLC	09/30/15
Assets of discontinued operations
Cash	$24,032
Accounts receivable	16,667
Notes receivable	16,500
Total Assets of discontinued operations	$57,199

Liabilities of discontinued operations
Accounts payable	9,016
Total Liabilities of discontinued operations	$9,016

	Three months ended		Six months ended
Operating Loss on discontinued operations	3/31/2016	3/31/2015	3/31/2016	3/31/2015
Revenue	$(45)	$168,067	$(6,016)	$252,941
Advertising and promotion	—	(46,153)	(7,635)	(62,287)
Bad debt	—	(18,118)	—	(24,118)
Commissions and consulting	—	(66,776)	—	(121,898)
Franchisee expense	—	(4,578)	—	(19,925)
Professional fees	—	—	—	(263)
Office expense	—	(2,297)	—	(4,451)
Depreciation expense	—	(883)	—	(1,767)
General and administrative expenses	(289)	(12,555)	1,430	(20,069)
Operating (loss) income on discontinued operations	$(335)	$16,707	$(12,221)	$(1,837)

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Rent expense was approximately $18,000 and $17,000, respectively, for the six months ended March 31, 2016 and 2015.

Included in the rent expense for the six months ended March 31, 2016, was $11,130 for a facility under lease by a related party (see Note 2).

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

Notes to Financial Statements

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At March 31, 2015, the Company had 706 Bricks 4 Kidz®, Challenge Island® (which was sold during 2015) and Sew Fun Studios® franchises, 25 Bricks 4 Kidz® master franchises, and 20 Bricks 4 Kidz® sub-franchises operating in 38 countries.

2nd Quarter 2016 Highlights

During the 2nd quarter of our 2016 fiscal year, the Company added 5 new territories and had 2 new owners due to transfer of territories making our total operating franchise territories 703 as of March 31, 2016 over the two brands. Initial franchise fees were down $651,000 for the three months ended March 31, 2016, when compared to the three months ended March 31, 2015. Total revenue has decreased $804,000 for the same period. The decrease in revenue was mainly due to the Company’s temporary suspension of domestic franchise offer and sales of franchises discussed below, although international sales did continue. The new management team has reevaluated and improving the franchise sales policy, procedure, and process. A consistent and compliant franchise agreement and franchise disclosure document was developed, implemented and is being registered with state agencies. An additional change was the termination of all past related-party sales brokers, as part of new management’s increased focus upon enhancing shareholder value and its new anti-nepotism policy. A new sales broker program has been developed that both, trains and commits any person representing the Company to consistent and ethical standards.

Operating Expenses increased to $1,716,000 for the three months ending March 31, 2016 from $1,250,000 for the three months ending March 31, 2015, or $466,000 (37%) due to significant increases in professional fees of $694,000, offset by a reduction in commissions of $186,000. A large portion of the increase in professional fees is related to issues that resulted from the prior management decisions. The net loss increased to $729,000 for the three months ending March 31, 2016 from a net income of $145,000 for the three months ending March 31, 2015, a difference of $874,000, primarily due to the increased operating expenses.

On December 9, 2015, the Company completed the sale of the Challenge Island business to its prior owner, pursuant to an asset sale and purchase agreement entered into on that date. See Note 6 to the Consolidated Financial Statements.

As of January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company expects that offer and sales efforts will resume in approximately 70% of the states in which Bricks 4 Kidz® and Sew Fun Studios® currently sell franchises, immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. The Company reinstated sales of Bricks 4 Kidz franchises in September 2016 in most states.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the six months ending March 31, 2016, the Company purchased property and equipment totaling approximately $30,000.  The Company used cash during the fiscal year ended September 30, 2015 to make payments of $55,000 on a legal settlement reached in 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the six months ended March 31, 2016, under the supervision and with the participation of our management, including our Chief Financial Officer who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the first six months of 2016, the Company did not successfully address the material weaknesses mentioned above with the exception of the changes to the Board of Directors.

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