Form 10-Q
period 2016-06-30
CREATIVE LEARNING Corp
filed 2016-12-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Quarter Ended June 30, 2016

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	June 30,	September 30,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$613,608	$2,450,609
Restricted cash (marketing fund)	116,597	248,777
Accounts receivable, less allowance for doubtful accounts of approximately $190,000 and $165,000, respectively	250,207	407,270
Prepaid expenses	65,000	11,278
Notes receivable - current portion, less allowance for doubtful accounts of approximately $31,000 and $26,000, respectively	27,854	97,794
Income tax receivable	1,043,393	254,527
Assets of discontinued operations	—	57,199
Total Current Assets	2,116,659	3,527,454

Notes receivable - net of current portion	64,150	86,670
Property and equipment, net of accumulated depreciation of approximately $173,000 and $134,000, respectively	314,650	283,955
Intangible assets	100,504	100,504
Deposits	6,425	11,425
Deferred tax assets	81,832	81,583
Total Assets	$2,684,220	$4,091,591

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$—	$240
Accounts payable - other	309,854	119,113
Payroll accruals	11,653	36,490
Accrued liabilities	213,004	428,058
Unearned revenue	209,438	35,900
Accrued marketing fund	112,398	248,777
Customer deposits	10,000	19,982
Liabilities of discontinued operations	—	9,016
Total Current Liabilities	866,347	897,576
Commitments and Contingencies - Note 8
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,001,409 issued and outstanding	1,200	1,200
Additional paid-in capital	2,534,554	2,534,554
Treasury Stock 65,100 shares and 15,100 shares, respectively (cost method)	(34,626)	(18,126)
Retained earnings	(683,255)	676,387
Total Stockholders’ Equity	1,817,873	3,194,015

Total Liabilities and Stockholders’ Equity	$2,684,220	$4,091,591

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
		(restated)		(restated)
Revenues:
Initial franchise fees	$241,800	$884,967	$722,200	$2,204,110
Royalties fees	611,173	685,446	1,717,676	1,950,343
Merchandise sales	384	1,035	597	2,318
	853,357	1,571,448	2,440,473	4,156,771
Operating expenses:
Franchise consulting and commissions:
Related parties	—	85,499	—	324,629
Other	238,757	318,823	449,928	656,158
Franchise training and expenses	26,966	82,445	177,377	261,143
Salaries and payroll taxes	136,038	347,217	733,147	929,868
Advertising	27,425	177,032	424,665	610,187
Professional fees	347,407	201,301	2,014,613	429,293
Office expense	5,493	27,539	31,663	90,593
Bad debt expense	15,740	16,000	64,550	64,000
Depreciation	15,698	10,626	38,381	31,001
Other general and administrative expenses	184,114	185,085	538,643	559,684
Total operating expenses	997,638	1,451,567	4,472,967	3,956,556
(Loss) income from operations	(144,281)	119,881	(2,032,494)	200,215

Other income (expense):
Interest income - net	413	1,685	3,271	5,319
Legal settlement	2,967	—	(116,750)	—
Other income (expense)	(163)	(1,702)	18,968	(4,449)
Total other income (expense)	3,217	(17)	(94,511)	870
(Loss) income before benefit from income taxes	(141,064)	119,864	(2,127,005)	201,085

Benefit from (provision for) income taxes	40,453	(38,897)	775,046	(65,254)
Net (loss) income from continuing operations	(100,611)	80,967	(1,351,959)	135,831
Discontinued operations:
Operating income (loss) from discontinued operations	134	(65,549)	(12,087)	(67,386)
Income tax (provision) benefit	(116)	21,271	4,404	21,867
Income (loss) from discontinued operations	18	(44,278)	(7,683)	(45,519)
Net (loss) Income	$(100,593)	$36,689	$(1,359,642)	$90,312
Net (loss) income per share
Basic and diluted
Continuing operations	$(0.01)	$0.00	$(0.11)	$0.01
Discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.00)
Total	$(0.01)	$0.00	$(0.11)	$0.01

Basic and diluted weighted average number of common shares outstanding	12,001,409	11,991,299	12,001,409	11,936,134

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2016	2015
		(restated)
Cash flows from operating activities:
Net (loss) income	$(1,359,642)	$90,312
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss from discontinued operations	7,683	45,519
Depreciation	38,381	31,001
Bad debt expense	64,550	64,000
Deferred income taxes	(249)	—
Stock issued for services	—	15,120
Changes in operating assets and liabilities:
Restricted cash	132,180	(10,928)
Accounts receivable	62,768	50,978
Prepaid expenses	(53,722)	(19,475)
Notes receivable	69,339	(53,557)
Accrued revenue	—	(220,000)
Deposits	5,000	(4,276)
Accounts payable - related parties	(240)	(42,211)
Accounts payable - 3rd parties	190,741	(194,877)
Payment of legal settlement	—	—
Accrued liabilities	(215,054)	(6,450)
Unearned revenue	173,538	60,520
Payroll accruals	(24,837)	(30,073)
Accrued marketing	(83,513)	10,928
Customer deposits	(9,982)	14,738
Income tax receivable	(784,462)	61,661
Net cash used in operating activities	(1,787,521)	(137,070)
Net cash provided by (used in) discontinued operations	19,596	(83,944)
Cash flows from investing activities:
Acquisition of property and equipment	(69,076)	(52,391)
Net cash used in investing activities	(69,076)	(52,391)
Net change in cash	(1,837,001)	(273,405)
Cash, beginning of period	2,450,609	3,050,983
Cash, end of period	$613,608	$2,777,578

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities:
Issuance of 85,000 shares on February 18, 2015 for Sew Fun Mediation	—	106,250
Acquisition of treasury stock in connection with disposition of CI	16,500	—

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statement of Stockholder's Equity

(Unaudited)

					Additional
	Treasury Stock		Common Stock		Paid-in	Retained
	Shares	Value	Shares	Par Value	Capital	Earnings	Total

Balance, October 1, 2015	(15,100)	$(18,126)	12,001,409	$1,200	$2,534,554	$676,387	$3,194,015

Treasury stock (cost)	(50,000)	(16,500)					(16,500)
Net loss for the nine months ended June 30, 2016						(1,359,642)	(1,359,642)
Balance, June 30, 2016	(65,100)	$(34,626)	12,001,409	$1,200	$2,534,554	$(683,255)	$1,817,873

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (CLC) operates wholly owned subsidiaries, BFK Franchise Co., LLC (BFK) and SF Franchise Company, LLC (SF) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of June 30, 2016, BFK franchisees operated in 696 territories in 45 states and 40 countries, and SF franchisees operated in 12 territories in 10 states and 3 countries. The Company previously operated Challenge Island Franchise Co., LLC (CI) in 49 territories in 44 states and 3 countries.

The Company sold the CI concept on December 9, 2015, and as a result the Company is reporting CI as discontinued operations in the consolidated financial statements. See Note 6.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the nine months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2015. In addition, refer to Note 6 regarding the sale of Challenge Island and related discontinued operations classification.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Restatement

The previously issued consolidated financial statements of the Company as of and for the quarter ended June 30, 2015 have been restated. It was management’s determination that the Company had not properly presented cash, restricted cash, accounts receivable, other receivables, income tax receivable, deferred tax assets, accrued revenue, accounts payable, accrued liabilities, accrued marketing fund, deferred tax liability, legal settlement, retained earnings, franchise consulting & commissions, salaries and payroll taxes, professional fees, office expense, other general and administrative expenses, provision for income taxes and net income.

Restatement of 2015 Financial Statements

	As reported 6/30/2015	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance 6/30/2015
Assets
Cash	$2,803,962	$(34,054)	$2,769,908	$7,670	$2,777,578
Restricted cash	194,965		194,965	(7,183)	187,782
Accounts receivable, net	410,834	(3,002)	407,832	(228,999)	178,833
Other receivables - current portion	188,959	(95,632)	93,327	11,106	104,433
Income tax receivable	46,105	—	46,105	16,669	62,774
Deferred tax asset	48,723	—	48,723	(44,776)	3,947
Other receivables - long term	41,128	—	41,128	(15,149)	25,979
Accrued revenue	—	(9,000)	(9,000)	229,000	220,000
Total assets	$4,355,354	$—	$4,355,354	$(31,662)	$4,323,692

Liabilities
Accounts payable - related party	$2,695	—	$2,695	$(2,672)	$23
Accounts payable - other	155,077	(12,450)	142,627	2,673	145,300
Accrued liabilities	32,250	—	32,250	10,000	42,250
Accrued marketing fund	194,965	(7,200)	187,765	17	187,782
Deferred tax liability	5,550	—	5,550	(5,550)	—
Legal settlement	10,000	—	10,000	(10,000)	—
Long-term deferred tax liability	22,230	—	22,230	(22,230)	—
Total liabilities	$610,187	$—	$610,187	$(27,762)	$582,425

Stockholders’ Equity
Common stock	$1,200	$—	$1,200	$—	$1,200
Additional paid-in capital	2,534,554	—	2,534,554	—	2,534,554
Treasury stock	(18,126)	—	(18,126)	—	(18,126)
Retained earnings	1,227,539	—	1,227,539	(3,900)	1,223,639
Total stockholders' equity	$3,745,167	$—	$3,745,167	$(3,900)	$3,741,267

	As reported Nine Months Ended 6/30/2015	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance Nine Months Ended 6/30/2015
Expenses
Franchise consulting & commissions - related parties	401,518	—	401,518	(76,889)	324,629
Franchise consulting & commissions - other	755,382	(176,112)	579,270	76,888	656,158
Salaries and payroll taxes	959,941	—	959,941	(30,073)	929,868
Professional fees	429,593	(263)	429,330	(37)	429,293
Office expense	96,507	(5,875)	90,632	(39)	90,593
Other general and administrative expenses	451,141	(32,551)	418,590	141,094	559,684
Provision for income taxes	92,000	—	92,000	(48,613)	43,387
Net income	$152,643	$—	$152,643	$(62,331)	$90,312

Total earnings per share – basic & diluted	$0.01		$0.01		$0.00

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

	As reported Three Months Ended 6/30/2015	CI Adjustment	Post CI Adjustment Balance	Restatement	Restated Balance Three Months Ended 6/30/2015
Expenses
Franchise consulting & commissions - related parties	$148,620	$—	$148,620	$(63,121)	$85,499
Franchise consulting & commissions - other	309,916	(54,214)	255,702	63,121	318,823
Office expense	29,002	(1,424)	27,578	(39)	27,539
Other general and administrative expenses	197,463	(12,385)	185,078	6	185,084
Provision for income taxes	18,000	—	18,000	(374)	17,626
Net income	$36,282	$—	$36,282	$407	$36,689

Total earnings per share - basic & diluted	$0.00		$0.00		$0.00

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

Restricted Cash

The Company had restricted cash of approximately $117,000 and $249,000, at June 30, 2016 and September 30, 2015, respectively, associated with a marketing fund collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisee’s gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

Accounts and Notes Receivable

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances, combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at June 30, 2016 and September 30, 2015 is adequate, but actual write-offs could exceed the recorded allowance. During the nine months ended June 30, 2016, the values of accounts written-off to the reserve were approximately $70,000 and during the year ended September 30, 2015 the amount of these write-offs was $156,000.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

At June 30, 2016 and September 30, 2015 the Company had approximately $209,000 and $36,000, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended June 30, 2016 and 2015 of approximately $27,000 and $177,000, respectively.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2016 and September 30, 2015, respectively, and has not recognized interest and/or penalties during the quarters ended June 30, 2016 and 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $81,832 and $81,583 from deferred costs to long-term deferred tax liability in June of 2016 and September of 2015, respectively.

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

(2) Related Party

During the nine months ended June 30, 2016 and 2015, the Company paid related parties (companies related by common control) for the following expenses:

	Commissions and Consulting
	Nine months ended
	June 30,
Related Party	2016	2015
FranVentures, LLC (1)	$—	$76,204
MC Logic, LLC (2)	$—	$24,000
Leap Ahead Learning Company (3)	$—	$38,000
Bottom Line Group (4)	$—	$111,321
Jeffry Ball and J. Ball Group LLC (5)	$—	$62,330
	$—	$311,855

(1)

Brian Pappas is a director and former chief executive officer of the Company. Effective July 22, 2015, Mr. Pappas was no longer employed by the Company. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company prior to April 8, 2015. There was no related party payable at June 30, 2016 or September 30, 2015. Not included above are travel and expense charges for Mr. Pappas for the nine months ending June 30, 2016 and 2015, respectively of approximately $-0- and $70. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the nine months ending June 30, 2016 and 2015, respectively of approximately $-0- and $12,900. Effective August 6, 2015, Mrs. Pappas was no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the nine months ending June 30, 2016 and 2015 of approximately $-0- and $3000, respectively. The related party payable for Mrs. Pappas was $-0- and $23 as of June 30, 2016 and June 30, 2015, respectively.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a former director and founder of the Company. Not included above are travel and expense reimbursements paid of approximately $-0- and $4300, respectively for the nine months ending June 30, 2016 and 2015. There was no related party payable at June 30, 2016 or September 30, 2015. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September of 2016.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services except in November of 2014 when Leap Ahead Learning was paid $8,000. These services were provided through Mr. O'Donnell. Not included above are travel and expense reimbursements paid of approximately $4,000 and $25,000, respectively for the nine month periods ended June 30, 2016 and 2015. The related party payable was $-0-, and $240 at June 30, 2016 and September 30, 2015, respectively.

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $-0- and $10,000, respectively for the nine months ended June 30, 2016 and 2015. There was no related party payable at June 30, 2016 or September 30, 2015. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the nine months ended June 30, 2016 and 2015 were approximately $-0- and $13,000, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $-0- and $5,000, respectively for the nine months ended June 30, 2016 and 2015. There was no related party payable at June 30, 2016 or September 30, 2015. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

The Company had $11,130 in rent expense for the nine months ended June 30, 2016 for a 1,200 square foot MC Logic leased facility located in St. Augustine, Florida (the “Store”). This was a month to month arrangement with no lease in the Company’s name. The Company used the Store as a training center and expected to start holding classes and special events during evenings and weekends. This arrangement ended in March 2016.

(3) Notes and Other Receivables

At June 30, 2016 and September 30, 2015, the Company held certain other receivables totaling approximately $123,000 and $210,000 respectively, for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2016	2017	2018	2019	Thereafter	Total
Payment schedules for Notes Receivable	$24,605	$41,154	$19,000	$12,950	$24,963	$122,672

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

At June 30, 2016 and September 30, 2015, the accrued marketing fund liability balances were approximately $112,000 and $249,000, respectively.

(5) Accrued Liabilities

The Company had accrued liabilities at June 30, 2016, and September 30, 2015 as follows:

	June 30,	September 30,
Accrued Liabilities	2016	2015
Accrued Audit Fees	$—	$8,581
Accrued Legal Fees	—	213,130
Accrued Legal Settlements	17,000	101,897
Accrued State Regulatory Settlement	187,000	104,450
Accrued Consulting & Commissions	3,819	—
Accrued Conference expense	4,515	—
Accrued Office expense	670
	$213,004	$428,058

The Company accrued $187,000 for state penalties and costs and the reimbursement of six franchisees as of June 30, 2016.

(6) Discontinued Operations

In September 2015, management committed to a plan to sell the CI concept because it was not a strategic fit with the Company’s existing BFK franchise brand.

The Company executed a purchase and sale agreement on December 9, 2015. The sale included substantially all of the assets of the CI business, which were sold on an “as is where is” basis, with no Company representations or warranties surviving the consummation of the sale. The purchase price for the assets was $24,750 and consisted of the transfer to the Company of 50,000 shares of the Company’s common stock, valued at $16,500, that had been held by the purchaser, reversal of an accrual to issue 25,000 shares of the Company’s common stock, valued at $8,250, and the assumption of certain liabilities related to the acquired assets.

For the fiscal year ended September 30, 2015, loss on assets held for sale of approximately $28,000 was recorded, representing the difference between the carrying value and fair value of the sold assets and liabilities. In addition, other CI assets, not included in the sale, were determined to be of no continuing value and were written-off at September 30, 2015.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

The following table lists the assets held for sale and liabilities held for sale of CI at September 30, 2015 and the operating loss on the assets held for sale.

As of
CI Franchise Company LLC	09/30/15
Assets of discontinued operations
Cash	$24,032
Accounts receivable	16,667
Notes receivable	16,500
Total Assets of discontinued operations	$57,199

Liabilities of discontinued operations
Accounts payable	9,016
Total Liabilities of discontinued operations	$9,016

	Three months ended		Nine months ended
Operating Loss on discontinued operations	6/30/2016	6/30/2015	6/30/2016	6/30/2015
Revenue	$134	$84,801	$(5,882)	$337,742
Advertising and promotion	—	(34,917)	(7,635)	(97,204)
Bad debt	—	(12,000)	—	(36,118)
Commissions and consulting	—	(54,215)	—	(176,113)
Franchisee expense	—	(34,429)	—	(54,354)
Professional fees	—	1	—	(263)
Office expense	—	(1,424)	—	(5,875)
Depreciation expense	—	(884)	—	(2,651)
General and administrative expenses	—	(12,482)	1,430	(32,550)
Operating income(loss) on discontinued operations	$134	$(65,549)	$(12,087)	$(67,386)

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

Rent expense was approximately $22,000 and $24,000 for the nine months ended June 30, 2016 and 2015, respectively.

Included in the rent expense for the nine months ended June 30, 2016, was $11,130 for a facility under lease by a related party (see Note 2).

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At June 30, 2016, the Company had 709 Bricks 4 Kidz®, Challenge Island® (which was sold during 2015) and Sew Fun Studios® franchises, 27 Bricks 4 Kidz® master franchises, and 20 Bricks 4 Kidz® sub-franchises operating in 42 countries.

3rd Quarter 2016 Highlights

During the 3rd quarter of our 2016 fiscal year, the Company added 5 new territories and had 8 new owners, due to transfer of territories, making our total operating franchise territories 708 as of June 30, 2016 over the two brands. Initial franchise fees were down $643,000 for the quarter ended June 30, 2016, when compared to the quarter ended June 30, 2015. Total revenue has decreased $718,000 for the same period. The decrease in revenue was mainly due to the Company’s temporary suspension of domestic franchise offers and sales of franchises, discussed below, although international sales did continue. The new management team has reevaluated and improved the franchise sales policy, procedure, and process. A consistent and compliant franchise agreement and franchise disclosure document was developed, implemented and is being registered with state agencies. An additional change was the termination of all past related-party sales brokers, as part of new management’s increased focus upon enhancing shareholder value and its new anti-nepotism policy. A new sales broker program has been developed that both, trains and commits any person representing the Company to consistent and ethical standards.

Operating expenses decreased to $998,000 for the quarter ended June 30, 2016 from $1,452,000 for the quarter ended June 30, 2015, or $454,000 (-31%). The decrease was across the board in all categories of expense, including consulting and commissions, franchisee training and expense, salaries and payroll taxes, and advertising. The total expense decrease in these categories equals $582,000, with an offsetting increase in professional fees of $146,000 for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015. A large portion of the increase in professional fees is related to issues that resulted from the prior management decisions. The Company’s net loss increased to $101,000 for the quarter ended June 30, 2016 from a net income of $37,000 for the quarter ended June 30, 2015, a difference of $137,000. Although the Company had an increased loss from operations, noted above, the loss from discontinued operations decreased from $44,000 in quarter ended June 30, 2015 to income of $18 for the quarter ended June 30, 2016. This along with an increase in our benefit from income taxes of $58,000 created the net income difference.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the nine months ending June 30, 2016, the Company purchased property and equipment totaling approximately $69,000, and no intangible property. The Company used cash during the fiscal year ended September 30, 2015 to make payments of $55,000 on a legal settlement reached in 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the nine months ended June 30, 2016, under the supervision and with the participation of our management, including our Chief Financial Officer who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the first nine months of 2016, the Company did not successfully address the material weaknesses mentioned above with the exception of the changes to the Board of Directors.

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