Form 10-K
period 2016-09-30
CREATIVE LEARNING Corp
filed 2016-12-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

As of March 31, 2016, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $0.15 closing price of the registrant’s common stock as reported on the OTC bulletin board on that date, was approximately $1.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

At December 12, 2016, there 12,100,409 shares of common stock of the registrant outstanding.

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

PART I

ITEM 1.

BUSINESS.

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At September 30, 2016, the Company had 710 Bricks 4 Kidz® and Sew Fun Studios® franchises, 28 Bricks 4 Kidz® master franchises, and 20 Bricks 4 Kidz® sub-franchises operating in 38 countries.

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

On September 14, 2012, the Company formed CI Franchise Company LLC (“CI”) as a wholly owned subsidiary for the purpose of offering a second franchise concept known as Challenge Island®, a service business within a defined exclusive territory, pursuant to which franchisees provide unique challenge-based programs designed to foster critical and creative thinking skills, problem solving methodology, and core STEM (Science, Technology, Engineering, Mathematics) principles in children between the ages of 6 and 12. CI began selling franchises during the 2013 fiscal year. On December 9, 2015, the Company sold the assets and liabilities of the CI business to a third party. See Note 12 to the Consolidated Financial Statements.

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

BFK

BFK franchises, which conduct business under the trade name BRICKS 4 KIDZ®, offer programs designed to teach principles and methods of engineering to children between the ages of 3 and 13 using LEGO® plastic bricks and other LEGO® products through classes, field trips, and other organized activities that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem solving and critical thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks and other LEGO® products. The Company may provide training and corporate franchisee support to all franchisees and recognizes revenue from the sale of its franchises when all initial training, pursuant to the terms of the franchise agreements, is completed.

BFK franchises are mobile models, with activities scheduled in locations such as preschools, elementary and middle schools, camps, birthday parties, community centers and churches.

At September 30, 2016, BFK had 650 operating franchise territories, 28 master franchises, and 20 sub-franchises operating in 43 states, the District of Columbia and 38 foreign countries including Puerto Rico. The following table details franchise activity:

BFK

Operating Franchise Territories

September 30, 2014	584
Additions	123
Deletions	(28)
September 30, 2015	679
Additions	19
Deletions	—
September 30, 2016	698

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

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2016, BFK sold five master franchises at an average price of approximately $126,000. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory. During the 2016 fiscal year, the average international franchise fees were as follows: First Territories: $28,000; Second Territories: $10,000; and Master Agreements: $126,000.

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

The term of the franchise is for ten years. BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000. The Company was suspended from selling franchises in the United States for a portion of the 2016 fiscal year.

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

On September 30, 2016, the Company implemented a new royalty fee structure for all new franchise sales. Sales in progress were grandfathered in under the previous royalty structure. The new royalty structure is the greater of 7% of gross sales or $500 per month.

On October 1, 2015, the Company commenced implementation of the following royalty fee structure, which is disclosed in the table below:

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

Sew Fun Studios

The Company is in the process of revising SF’s form of franchise agreement to address common franchise issues consistent with best practices. SF expects to file state-required registrations or amended or renewed registrations during the 1st quarter of fiscal year 2017. Franchises sold under this franchise concept operate businesses offering creative project-based activities, classes and programs in fashion and interior design and sewing to children and adults at locations such as elementary and middle schools, camps, social events, community centers and churches. At September 30, 2016, SF has granted 12 developmental franchises in locations and states that do not require registration and is operating in five states, with one franchisee in Canada, and one in Puerto Rico. When the Company finalizes the disclosure document and it is accepted by the regulatory states, we expect that general sales of franchises will begin in those regulatory states.

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

As of January 29, 2016, the Company had temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016 and expects that offer and sales efforts will resume for Sew Fun Studios® in December 2016 in approximately 70% of the states in which Sew Fun Studios® currently sells franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales did not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees.

Recent Developments

On December 9, 2016, Brian Pappas, through his controlled company Fran Ventures, LLC, filed with the U.S. Securities and Exchange Commission a preliminary consent statement on Schedule 14A asking the shareholders of the Company to remove the current members of the Board of Directors and to replace them with three individuals proposed by Mr. Pappas. As a result, shareholders may have received, or may receive in the future, consent solicitation materials from Fran Ventures and/or Mr. Pappas seeking their written consent to remove the current Board members and elect the three individuals proposed by Mr. Pappas.

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

General

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rent one additional unit.

At September 30, 2016 the Company had 9 employees on a full time basis.

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

We currently have no revolving credit facility or other committed source of recurring capital. Unless we are able to increase our revenues or decrease our operating expenses from recent historical run-rate levels, we expect that we may need to obtain additional capital during fiscal year 2017 to fund our planned operations. If our cash flows from operations do not meet or exceed our projections, we may need to pursue one or more alternatives, such as to:

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

We have identified material weaknesses in our internal controls over financial reporting in 2015 fiscal year.

Maintaining effective internal controls over financial reporting is necessary for us to produce accurate financial statements on a timely basis. In connection with the preparation of our financial statements for the year ended September 30, 2015, we identified material weaknesses in our internal control over financial reporting specifically related to identifying and accounting for related party arrangements, which led to the restatement of our historical financial results to disclose these related party transactions. In an effort to remediate the identified material weakness and other deficiencies and enhance our internal control over financial reporting, beginning in January 2015, we engaged an outside accounting firm with public company reporting experience to assist with our technical accounting issues. Further, in April 2015, two new independent directors were added to the Board of Directors, and the Board of Directors formed an audit committee which consists of three directors, as of the date of this report each of whom qualify as independent as defined in Section 803(A)(1) of the NYSE MKT Company Guide and two of whom meet the qualifications of being financial experts. The Company’s efforts here are further addressed in Part II, Item 9A, Controls and Procedures -- Management’s Remediation Initiatives. We are in the process with a new board and management of reviewing the Company’s accounting controls and, where necessary to remediate any identified material weaknesses or other deficiencies as well as to address any other Sarbanes-Oxley compliance. For example, the Company has implemented new policies barring the payment of commissions or consulting fees to employees, a delegation of authority policy, and other enhancements. The Company has also retained outside operational and financial consultants with meaningful Sarbanes-Oxley experience. We expect to continue to incur costs associated with implementing other appropriate processes and internal controls, which could include costs and fees for additional audit and consulting services, which could negatively affect our financial condition and operating results.

During each of the quarters ended December 31, 2014 and March 31, 2015, we identified material weaknesses in our internal control over financial reporting and our principal executive officer and principal financial officer determined that our disclosure controls and procedures were not effective as of such dates. Furthermore, during the quarter ended June 30, 2015, we identified material weaknesses in our internal control over financial reporting, including insufficient segregation of duties over authorization, review and recording of transactions, internal review and approval of financial reporting responsibilities and processes, insufficient technical accounting expertise, lack of central information technology system and controls, and lack of institutional controls and competency. Consequently, as of August 15, 2016, our principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, because of the material weakness in our internal control over financial reporting and disclosure lapse described above and in Item 9A of our Form 10-K filed on September 13, 2016, our disclosure controls and procedures were not effective for FY 2015.  Due to the remediation efforts discussed in Item 9A, our internal controls over financial reporting were effective as of September 30, 2016

If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, we may be unable to accurately report our financial results, or report them within the required timeframes, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results in the future, which could cause investors and others to lose confidence in our financial statements, limit our ability to raise capital and could adversely affect our reputation, results of operations and consolidated financial condition.

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

As of December 8, 2016, our executive officers and directors and affiliated persons and entities collectively, beneficially owned approximately 33% of our outstanding common stock. In addition, as of that date Brian Pappas, our former Chief Executive Officer and a former director, beneficially owned approximately 17% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

On June 23, 2016, the Company filed a counterclaim against its FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim and complaint seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Pappas was serving as the Chief Executive Officer of CLC and a member of its board of directors.  The counterclaim and/or complaint alleges the following:

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

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price for Equity Securities

Our common stock is quoted on the OTC bulletin board under the symbol “CLCN.” The following table sets forth the high and low bid prices for our common stock as quoted on the OTC bullet board for the periods indicated. The market quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
09/30/16	$0.23	$0.11
06/30/16	$0.22	$0.13
03/31/16	$0.32	$0.13
12/31/15	$0.32	$0.32
09/30/15	$0.32	$0.25
06/30/15	$0.55	$0.55
03/31/15	$1.10	$1.09
12/31/14	$1.50	$1.36
09/30/14	$2.70	$1.92
06/30/14	$3.04	$1.55
03/31/14	$1.81	$1.55
12/31/13	$1.90	$1.51

At November 22, 2016, the Company had 11,936,309 outstanding shares (12,001,409 shares issued less 65,100 shares held by the Company as treasury) of common stock and 133 shareholders of record.

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

None

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

Overview

The Company experienced a year of modest growth in the number of operating franchises, at the end of fiscal year 2016 compared to fiscal year 2015, expanding from 691 operating franchises to 710 operating franchises within the two continuing brands. The reduction in the growth rate of franchises sold in fiscal year 2015 resulted in a decrease in franchise sale fees by approximately $2,471,360, in a year-to-year comparison. The decrease in the number of franchise sales was highlighted during the second quarter of the current fiscal year when the company suspended its domestic sales and prior to ramping up international sales effort. A consistent and compliant franchise agreement and franchise disclosure document was developed, implemented and is being registered with state agencies. An additional change was the termination of all past related-party sales brokers, as part of new management’s increased focus upon enhancing shareholder value and its new anti-nepotism policy. A new sales broker program has been developed that both trains and commits any person representing the Company to consistent and ethical standards.

The Company’s Revenue decreased to $3,238,359 in fiscal year 2016 from $5,709,719 in the prior year, a decrease of $2,471,360 (-43%), primarily due to lower Initial Franchise sales, as Franchise sales were suspended for part of the period, and due to lower Royalties Fees, as we changed the Royalty model. Operating Expenses decreased to $5,507,323 in fiscal year 2016 from $6,079,226 in the prior year, a decrease of $571,903 due to significant decreases in commissions of $636,616, salaries $432,760, advertising $441,173, office expense $80,732, bad debt expense $218,281, and other general and administrative expenses $146,789 year over year, offset by significant increases in professional fees of $1,531,254 year over year. The Net loss increased to a loss of 1,818,077 in fiscal year 2016 from a loss of $456,940 the prior year, a change of $1,361,137, primarily due to the lower Franchise fee revenues.

On December 9, 2015, the Company completed the sale of the Challenge Island business to the prior owner of the business, pursuant to an asset sale and purchase agreement entered into on that date. See Note 12 to the Consolidated Financial Statements.

As of January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted sales efforts in September of 2016. It expects to resume sales effort of Sew Fun Studios® in December of 2016 in 70% of the states in which Sew Fun Studios® currently sell franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees.

Results of Operations

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2016 and 2015.

	Franchises Sold
Franchise Activity	Fiscal Years Ended
	September 30,
Creative Learning Corporation	2016	2015
BFK Franchise Company LLC
(a) US First Territories	4	59
(b) US Second Territories	2	38
Total US	6	97

International First Territories	6	16
International Second Territories	2	6
Master FA Agreements	5	4
Master Sub-franchise	—	—
Total International	13	26
Total BFK	19	123

SF Franchise Company LLC
US First Territories	—	10
US Second Territories	—	1
International Territories	—	1
Total SF	—	12

Total Franchises Sold for Continuing Operations	19	135

CI Franchise Company LLC
US First Territories	—	13
US Second Territories	—	3
Total US	—	16

Master FA Agreements	—	—
Total International	—	—
Total CI	—	16

Total Franchises Sold for Discontinued Ops.	—	16

———————

(a)	US First Territory is the original territory purchased with the Franchise Agreement, for example, the franchisee would be charged $25,900 for the first territory.
(b)	Second Territory is a secondary territory purchased in addition to the territory purchased with the Franchise Agreement, for example, the franchisee would be charged $10,000 for a second territory.

Material changes of items in the Company’s Statement of Operations for the fiscal year ended September 30, 2016 as compared to the prior year are discussed below.

Franchise Fees, Royalty Fees and Creative Center Sales

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Revenue:
Franchise Fees	Decrease	$932,000	$2,860,000	$(1,928,000)	-67%
Royalty Fees	Increase	$2,306,000	$2,846,000	$(540,000)	-19%
Creative Center Sales	Decrease	$597	$4,000	$(3,403)	-85%
Total Revenue		$3,238,597	$5,710,000	$(2,471,403)	-43%

Contributing to the decline in franchise fees of approximately $2,471,000, or 43%, was the drop in sales due to the suspension of US Sales from January of 2016 through September of 2016. Domestic franchise sales were down $1,816,000 due to the company suspending sales from January 2016 through September 2016. The change in royalty income is due to the new royalty model and an unusually high royalty period in the 4th quarter of the 2015. Excluded from the franchise and royalty revenues are payments made by franchisees directly to Leap Ahead Learning Company (“Leap Ahead”) for set-up and monthly support of a FMT. The set-up fee is approximately $250 and the monthly support fee is approximately $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. Leap Ahead, the developer of the FMT, is wholly owned by Dan O’Donnell, who was a director and executive officer of the Company until April 6, 2016. In or about April 2016, the Company executed a new contract with Leap Ahead to replace the pre-existing agreement. The new contract has negligible cost impact and provides the Company significantly enhanced operational security. In addition, all domestic franchisees that wish to accept credit card payments must be set-up for processing credit cards through a third-party service provider, authorize.net. Leap Ahead receives a monthly administrative fee of $7.95 for each franchisee using the credit card processing services of authorize.net. Leap Ahead is the broker and administrator on behalf of authorize.net. Please see Item 13 of this report, “Certain Relationships and Related Transactions, and Director Independence,” for more information regarding the Company’s relationship with this entity. The Company is in discussions regarding the development and implementation of a new FMT, which may or may not replace the current tool entirely or in part. If a new franchise reporting tool is implemented, each franchisee will be required to transfer their credit card processing service to a new processing organization. This transfer process would be facilitated by the new franchise reporting entity.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2016 and 2015 were approximately $5,507,000 and $6,079,000, respectively. There was a net decrease in total operating expenses of approximately $607,000, or 10.0%, for the comparable periods.

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Total Operating Expenses	Increase	$5,507,000	$6,079,000	$(572,000)	-9.4%

The changes in operating expenses are explained as follows:

Commissions and Consulting Fees

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Operating expense:
Consulting and Commissions	Decrease	$537,000	$1,174,000	$(637,000)	-54%

The Company paid commissions and consulting fees for the fiscal years ended September 30, 2016 and 2015 of approximately $537,000 and $1,174,000 respectively, a decrease of approximately $637,000, or 54%. The payments for commissions and consulting fees declined primarily as a result of the reduction in the sales of new franchises during fiscal 2016. In most cases, the commission paid to a sales broker was 25% of the franchise fee. In addition, during part of fiscal 2015 a 5% commission was paid to FranVentures, LLC (related party) for each new BFK franchise and a $500 fixed commission was paid to MC Logic, LLC (related party) for each new BFK franchise. These additional related party charges were discontinued in the third quarter of 2015.

Franchise Training Payments

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Operating expense:
Franchise training & expenses	Decrease	$207,000	$367,000	$(160,000)	-44%

For the fiscal years ended September 30, 2016 and 2015, the Company paid franchise training and expense fees of approximately, $207,000 and $367,000, respectively, a decrease of approximately $160,000, or 44%. The net reduction in franchise training and expense fees is partially due to the reduction in the number of franchises sold during the fiscal years ended September 30, 2016 and 2015. The decrease resulted in fewer start up materials and supplies provided to franchises and decreased field visits, partially offset by increased expenses related to a promotional t-shirt program and an increase in printed brochures and materials. These expenses also contain a fixed element related to the number of new franchises and a variable element associated with new programs distributed to active franchises.

Payroll Expense

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Operating expense:
Salaries and payroll expenses	Decrease	$888,000	$1,321,000	$(433,000)	-33%

The Company paid salaries and payroll expenses for the fiscal years ended September 30, 2016 and 2015 of approximately, $888,000 and $1,321,000, respectively, a decrease of approximately $433,000, or 33%. The decrease in total payroll expenses reflects the decrease in the Company’s staff levels during the fiscal years ended September 30, 2016 and 2015, with average full time employees of approximately 13 and 9 during fiscal 2016 and fiscal 2015, respectively.

Advertising Expenses

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Operating expense:
Advertising expenses	Decrease	$435,000	$876,000	$(441,000)	-50%

The Company paid advertising expenses for the fiscal years ended September 30, 2016 and 2015 of approximately $435,000 and $876,000, respectively, a decrease of approximately $441,000, or 50%. The decrease related to the decline in lead advertising. The company slowed lead advertising during fiscal 2016 to evaluate its effectiveness and due to the suspension of US Franchise sales during fiscal 2016.

Professional Fees

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Operating expense:
Professional fees	Increase	$2,584,000	$1,053,000	$1,531,000	145%

The Company paid professional fees for the fiscal years ended September 30, 2016 and 2015 of approximately $2,584,000 and $1,053,000, respectively, an increase of approximately $1,531,000, or 145%. A large portion of the increase in professional fees is related to issues that resulted from the prior management’s decisions. Professional fees legal rose by $1.4 million related to predominantly SEC related matters, Franchise regulatory matters and corporate governance matters related to prior management. In addition, professional fees accounting increased by approximately $100,000 related to the filing the 2015 Form 10-K.

Other Operating Expenses

	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/16	09/30/15	Amount	%
Operating expense:
Other operating expenses	Decrease	$855,000	$1,289,000	$(434,000)	-34%

The Company paid other operating expenses for the fiscal years ended September 30, 2016 and 2015 of approximately $855,000 and $1,289,000, respectively, a decrease of approximately $434,000, or 34%. During the comparable periods, the net decrease in operating expenses was composed of a decrease in bad debt of $218,000 and lower general and administrative expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. From January of 2016 through August 2016, the Company was not able to sell franchises in the United States at the same time the Company had significant professional fees and regulatory cash outlays which put adverse pressure on the Company’s liquidity. The Company believes its US sales will rebound after resuming sales in the US, and its cash outlays related to professional fees and regulatory functions will return to traditional levels for a similar business.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2016, the Company purchased property and equipment totaling approximately $69,076, and no intangible property. The Company used cash during the fiscal year ended September 30, 2015 to make payments of $55,000 on a legal settlement reached in 2014.

At September 30, 2016, the Company’s liabilities, recorded on the balance sheet, consisted primarily of trade payables of approximately $171,000; accrued payroll of approximately $15,844; customer based deposits and unearned revenue of approximately $188; the franchisee funded marketing fund of approximately $147,227; and, accrued expenses of approximately $347,000 (see footnote 7).

As of January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements. In turn, this has delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016 and expects that offer and sales efforts will resume for Sew Fun Studios® in December of 2016 in approximately 70% of the states in which Sew Fun Studios® previously sold franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales did not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. Notwithstanding the current suspension, Sew Fun Studios® can receive and answer from prospective franchisees generalized questions that do not amount to offer and sale activity, e.g., the Company’s history, the types of courses the Sew Fun Studios® offer, the location of the Company’s securities filings, etc. The Company notes that it is the practice of Sew Fun Studios® to complete all franchise sales on a single day each month. These sales are the result of weekly franchise submissions to the Company’s headquarters. In the fiscal year ended September 30, 2016, the Company’s average weekly Bricks 4 Kidz® franchise submissions for domestic sales averaged just over 1 new franchisee per week.

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

The Company used $2,124,000 in cash for operations, investing and financing activities in the fiscal year ending September 30, 2016.

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

The following table summarizes the Company’s contractual obligations at September 30, 2016:

Obligation	2016	2017	2018	2019	Total
Commercial Lease (Suite 114)	$17,100	$17,100	$17,100	$12,113	$63,413
Commercial Lease (Suite 103B)	5,700	-	-	-	5,700
	$22,800	$17,100	$17,100	$12,113	$69,113

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of trade accounts and note receivables based on a combination of factors. The Company estimates an allowance for doubtful accounts and notes as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts. For the years ended September 30, 2016 and 2015, the Company recorded provisions for doubtful accounts of approximately, $218,000, and $165,000, respectively.

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

Income Taxes

The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal and state jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes. As a matter of course, we may be audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At September 30, 2016 we had no unrecognized tax benefits. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $90,741 and $81,583 from deferred costs to long-term deferred tax liability in September of 2016 and September of 2015, respectively.

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

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Disclosure controls and procedures are procedures designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to management, including the Company’s Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, because of the material weakness in the Company’s internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of September 30, 2015. The internal controls over financial reporting were not effective until the 4th fiscal quarter of 2016 when the remediation initiatives described below were fully implemented. Our Disclosure Committee met on December 1, 2016 and concluded the Company’s internal controls over financial reporting were effective on September 30, 2016.

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting throughout FY2016 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

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

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance the Company’s internal control over financial report, changes were made in the board of directors and management team. A new independent board was appointed, with the chairman being from outside the Company’s operating management team. Additional new independent board members were appointed in late July 2015, at which time a new interim CEO was appointed to direct the operations of the Company, replacing Brian Pappas. As of late July 2015, the board was comprised of seven members, four of whom are independent members possessing diverse professional experience including backgrounds varying from executive management, finance, auditing and franchise law. This improved the business acuity of the board. As of January 27, 2016, the number of board members was reduced to six with the resignation of Mr. Pappas, leaving four independent members and two from current company management. In addition, the Company appointed a new Chief Financial Officer on July 5, 2016. These major changes were designed to facilitate the Company’s ability to change and improve policies and practices. Since late July 2015, the Company has taken numerous other significant steps in remediation, including (1) terminated all corporate relationships – employees, consultants and contractors – that appeared to be the result of nepotism; (2) instituted a business approach designed to align the incentives of company employees with enhancement of shareholder value (see points 1 and 5 of this paragraph); (3) made changes in management and organizational structure including replacement of the CEO; (4) implementation of new corporate policies including without limitation a code of ethics, an insider trading policy, terminating the payment of commissions to company executives; (5) took corporate action to terminate the payment of commissions to Brian Pappas on new franchisee sales; (6) evaluating the development of a new Franchise Management Tool to improve systemic operations with franchisees; (7) retention of legal counsel with expertise in numerous issues central to company operations including without limitation SEC matters (including financial reporting), franchising law, corporate governance, trademark, litigation to represent the Company; (8) implementation of a new company electronic mail system under complete company control; (9) formulated new board committees to facilitate independent review and oversight of company activities (including executive, compensation and audit committees); (10) implemented policies barring brokers from participating in discussions regarding financing in relation to franchise sales; (11) outside franchise counsel conducted compliance training of company staff; (12) actively recruiting additional experienced senior management; (13) stricter controls related to disbursements; (14) implementing a more thorough review process around all aspects of financial reporting and (15) retaining individuals with the requisite background to better insure accurate and timely financial reporting. In addition to the foregoing, the Company intends to continue to aggressively address the issue of internal controls going forward as well.

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

Changes in Internal Control over Financial Reporting

Except as described under “—Management’s Remediation Initiatives” above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers and their ages at December xx, 2016, are listed in the following table. On October 21, Rick Adler, who had served as our Controller, resigned.

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

Michelle Cote founded Bricks 4 Kidz® in June 2008 after developing curriculum and running after-school classes, camps and birthday parties using LEGO® since early 2008. She co-founded BFK in May 2009, and became a director of CLC when it acquired BFK in July 2010 and resigned from the Board in October of 2016. Ms. Cote was appointed President of CLC in July 2015. Prior to co-founding BFK, Ms. Cote worked for an architectural firm in St. Augustine, Florida. Ms. Cote received her B.A. degree from Flagler College in St. Augustine in 1991 with a major in Spanish/Latin American studies and graduated Cum Laude.

Christian Miller joined CLC in July 2016 as the Chief Financial Officer. Mr. Miller served as President of Miller Home Health Agency, Inc., a home health agency he co-founded, from May 2013 through July 2016. Prior to that, he served as Corporate Controller at Pinova Holdings, Inc., a specialty chemical manufacturer, from April 2012 through May 2013, as Controller at Pilot Pen Corporation of America from September 2008 through April 2012, and in various positions, including Director of Accounting and Reporting, at Trailer Bridge, Inc. Mr. Miller holds a Masters of Business Administration from Jacksonville University, and an Accounting Degree from Florida State University.

Charles Grant has served as a director of CLC since April 2015, and as Chairman of the Board since July 2015. Mr. Grant has been the managing director of CKG partners, an independent consulting and investment firm providing service to both public and private companies, since 2013. From 2002 to 2013, Mr. Grant was the President and Chief Executive Officer of SP Industries, a private equity-backed designer, manufacturer and marketer of laboratory, research and process equipment, glassware, precision glass components, and configured-to-order manufacturing equipment. From 2002 to 2011, Mr. Grant was also Chairman of SP Industries’ Board of Directors. Mr. Grant received a B.S./B.A. degree from Northeastern University in 1973 and a M.B.A. from Columbia University in 1985. Mr. Grant is licensed as a Certified Public Accountant in the States of Connecticut and New Jersey, and is a certified Global Management Accountant.

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

In December 2015, the Company established a Compensation Committee which is currently composed of the following board members: JoyAnn Kenny-Charlton, Joseph Marucci and Michelle Cote. Prior to that, compensation decisions were made by the full Board of Directors. Ms. Cote is no longer on the board and therefore no longer a member of the Compensation Committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. Based solely upon a review of the copies of such reports furnished to the Company, and on written representations from the reporting persons, the Company believes that all required reports were filed on time with the SEC during fiscal 2016. However, in November 2016 Rod Whiton, our interim Chief Executive Officer, filed a Form 3 that should have been filed within ten days of his becoming an executive officer on July 22, 2015.

ITEM 11.

EXECUTIVE COMPENSATION.

The following identifies the elements of compensation for fiscal years 2016 and 2015 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2016, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2016 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2016. Our named executive officers for fiscal year 2016 are Rod Whiton, who has served as our Interim Chief Executive Officer since July 22, 2015, Brian Pappas, who served as our Chief Executive Officer until his removal on July 22, 2015, Michelle Cote, who has served as our President since July 22, 2015, Dan O’Donnell, who served as our Chief Operating Officer and Director until his resignation on April 6, 2016, and Christian Miller, who has served as our Chief Financial Officer since July 5, 2016.

The Company has not entered into employment agreements with any of the named executive officers. The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan.

Summary Compensation Table

The following table shows the compensation paid or accrued to the Company’s named executive officers during the fiscal years ended September 30, 2016 and 2015.

			All Other
Name and	Fiscal	Salary	Compensation
Principal Position	Year	(1)	(5)	Total
Rod Whiton	2016	$—	$—	$—
Interim Chief Executive Officer	2015	$—	$—	$—

Michelle Cote	2016	$88,000	$1,500	$89,500
President	2015	$102,000	$47,840	$149,840

Christian Miller (2)	2016	$24,635	$—	$24,635
Chief Financial Officer	2015	$—	$—	$—

———————

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	Christian Miller became the CFO in July of 2016.

(5)

All other compensation: In January 2014 the Company established a 401(k) plan and instituted a dollar for dollar Company match of employee contributions, up to 4% of employee wages. During the fiscal years ended September 30, 2016 and 2015 the Company contributed: $-0- and $8,166 respectively to the 401(k) account of Ms. Cote In addition, Ms. Cote also received commissions and consulting fees indirectly through entities controlled by such named executive officers, which entities have been established for tax and liability purposes. See Item 13, “Certain Relationships and Related Transactions.” Approximately 14% of 2015 compensation for Ms. Cote represents commissions and consulting fees through entities controlled by such named executive officers, as follows:

(a) Michelle Cote for payments made to MC Logic, LLC (100% owned by Michelle Cote); and
(b)

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding outstanding equity awards (consisting of option awards) held by each of the Company’s named executive officers as of September 30, 2016.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Rod Whiton	—	—	—	—
Brian Pappas	—	—	—	—
Michelle Cote	—	—	—	—
Dan O’Donnell	25,000	—	$0.60	12/31/15
	20,000	—	$1.55	12/31/16

Director Compensation

The Company does not compensate its directors that are classified as not independent. The Company has approved a policy of compensating its independent directors as follows: $1,000 for each in-person Board or committee meeting attended; $500 for each telephonic Board or committee meeting attended; and, if they are required to travel to attend Board or committee meetings, the Company reimburses their reasonable travel expenses. The independent directors have not been compensated for their services in the fiscal year ending September 30, 2016.

Compensation Committee Interlocks and Insider Participation

For a portion of the fiscal year 2015, the Company did not have a Compensation Committee, and compensation decisions were made by the full Board of Directors, including the Company’s executive officers who serve on the Board (Michelle Cote, who served on the Board of Directors until October 18, 2016, Dan O’Donnell, until his resignation in April 2016, and, until his removal in July 2015, Brian Pappas). Dan O’Donnell served on the Board of Directors of AudioFlix, Inc., a company managed and controlled by Brian Pappas, from its inception until his resignation on November 30, 2015 (approximately two years). During that period, Dan O’Donnell was not actively involved in the management or oversight of AudioFlix, Inc.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 8, 2016, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and named executive officer and by all current executive officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock, and the address of each owner listed is c/o the Company, 701 Market Street, Suite 113, St. Augustine, Florida 32095.

		Percent of
	Shares	Outstanding
Name	Owned	Shares
Brian Pappas	1,851,679	15.7%
Michele Cote	1,401,700	11.7%
Rod Whiton	498,501	4.2%
Joseph Marucci	55,083	0.5%
Michael Gorin	43,000	0.4%
Charles Grant	—	0.0%
JoyAnn Kenny-Charlton	—	0.0%
All officers and directors as a group (total excluding B Pappas)	1,998,284	16.7%

———————

(1)

1,838,429 shares are held of record by FranVentures, LLC, a limited liability company managed by Mr. Pappas, and 13,250 shares are held by him directly. This information is based solely on the Schedule 13D filed by Mr. Pappas on 10/27/16.

(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the years ended September 30, 2016 and 2015, the Company incurred the following related party consulting fees and commissions:

	Commissions and Consulting
	Fiscal Year Ending
	September 30
Related Party	2016	2015
FranVentures, LLC (owned by Brian Pappas)(1)	$—	$142,358
MC Logic, LLC (owned by Michelle Cote)(2)	$—	$43,000
Leap Ahead Learning Company (owned by Dan O'Donnell)(3)	$2,275	$38,000
Bottom Line Group (4)	$—	$156,752
Jeffery Ball and J. Ball Group LLC (5)	$—	$86,255
Jacqueline Pappas-Ball (6)	$—	$6,072
	$2,275	$472,437

———————

(1)

Brian Pappas, is a former director and former chief executive officer of the Company. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company prior to April 8, 2015. There was no related party payable at September 30, 2016 and 2015 respectively. Not included above are travel and expense charges for Mr. Pappas for the twelve months ending September 30, 2016 and 2015, respectively of approximately $-0- and $35,400. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the fiscal periods ended September 30, 2016 and 2015, respectively of approximately $-0- and $48,000. At August 6, 2015, Mrs. Pappas was no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the twelve months ended September 30, 2016 and 2015 of approximately $-0- and $3,000, respectively. Also see note receivable from related party (Note 2).

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

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a former director and founder of the Company. Not included above are travel and expense reimbursements paid of approximately $-0- and $4,600, respectively for the twelve month periods ended September 30, 2016 and 2015. There was no related party payable at September 30, 2016 and 2015 respectively. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September 30, 2016.

Payments made to MC Logic, LLC (related party) during fiscal year ended September 30, 2015, were processed as follows: (1) payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $24,000, which payments were discontinued April 15, 2015 and (2) payments reported through the Companies payroll system and reported on Form W-2, with all appropriate federal and state deductions, of approximately $19,000 in 2015 and $1,500 in 2016, which payments were discontinued effective January 1, 2016.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6, 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services provided through Mr. O'Donnell. Not included above are travel and expense reimbursements paid of approximately $4,000 and $79,000, respectively for the twelve month periods ended September 30, 2016 and 2015. The related party payable was approximately $2,275 and $-0-, respectively at September 30, 2016 and 2015.

Payments made to Leap Ahead Learning Company (related party) during fiscal year ended September 30, 2015, were processed as follows: (1) payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $38,000, which monthly payments were discontinued April 15, 2015, and (2) the base pay of Mr. O’Donnell was adjusted to include the consulting fee and reported on Form W-2, with all appropriate federal and state deductions, of approximately $27,500 in 2015 and $30,000 in 2016 .

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $-0- and $23,000, respectively for the twelve months ended September 30, 2016 and 2015. There was no related party payable at September 30, 2016 and 2015 respectively. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the twelve months ended September 30, 2016 and 2014 were approximately $-0- and $15,700, respectively.

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

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $-0- and $12,700, respectively for the twelve months ended September 30, 2016 and 2015. There was no related party payable at September 30, 2016 or 2015. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

Payments made to Jeffery Ball and J. Ball Group, LLC (related party) during fiscal year ending September 30, 2015, were processed as follows: (1) consulting payments reported through the Company’s accounts payable system, requiring a Form 1099, of approximately $31,000, and (2) commission payments reported through the Company’s accounts payable system requiring a Form 1099, of approximately $55,000. The independent contractor agreement with Jeffery Ball and J Ball Group, LLC was terminated on September 30, 2016.

(6)

Jacqueline Pappas-Ball, is a daughter to Brian Pappas. The consulting relationship between Jacqueline Pappas-Ball and the Company was ended on September 30, 2015. Ms. Pappas-Ball provided social media marketing and development. She also provided support in the development of photo and video presentation for the social media environment. Payments reflected in the table above include consulting fees. Not included above are expense reimbursements paid of approximately $-0- and $500 for the twelve months ended September 30, 2016 and 2015 respectively.

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

In addition, all franchisees pay fees directly to Leap Ahead for set-up and monthly support of a FMT. The set-up fee is a one-time charge of $250 for domestic and Canadian franchisees and a range of $250 to $3,000 for international franchisees. The monthly support fee, for all franchisees, is $75 which amounts reflect support services provided to the franchisees pursuant to the franchise agreements. In addition, all domestic franchisees that wish to accept credit card payments must be set-up for processing credit cards through a third-party servicer, authorize.net. Leap Ahead receives a monthly administrative fee of $7.95 for each franchisee using the credit card processing services of authorize.net. Leap Ahead is the broker and administrator on behalf of authorize.net. Leap Ahead, the developer of the FMT, is wholly owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6, 2016.

Shortly prior to the replacement of Brian Pappas as Chief Executive Officer of the Company, Mr. Pappas caused the Company to issue a Sew Fun Studios local territory to MC Logic (owned by Michelle Cote) to assist in the development and possible improvement of that franchise concept. MC Logic was granted the territory with no franchise fee, royalty fee obligation, or marketing fee obligation. This territory was one of the original 12 granted at the start of the business concept. After completing all of the training, development, and signatory requirements necessary to become operational, the franchise became active on July 10, 2015. The Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hartley Moore Accountants previously served as the Company’s independent registered public accountants for the year ended September 30, 2015 and 2014 until their resignation in June of 2016.

In July 2016, Hancock, Askew & Co., LLP was hired as new accountants. No Fees were paid to Hancock, Askew & Co., LLP in 2015.

The following table shows the fees billed aggregate to the Company for the period shown:

		Fiscal Year End
		September 30,
Firm	Service	2016	2015
Hartley Moore Accountants	Audit Related Fees	$109,980	$107,000
Hall & Company (merged with Hartley Moore in 2016)	Audit Related Fees	$21,000	—
Hancock Askew & Co., LLP	Audit Related Fees	$182,787	$—
Silberstein Ungar PLLC	Audit Related Fees	$3,800	$27,077
BF Borgeers CPA PC	Audit Related Fees	$—	$2,916
KLA, P.C.	Tax Fees	$—	$3,875
		$317,567	$140,868

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

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)

Financial Statements

Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm;
•	Consolidated Balance Sheets as of September 30, 2016 and September 30, 2015;
•	Consolidated Statements of Income (Loss) for the years ended September 30, 2016 and September 30, 2015;
•	Consolidated Statements of Cash Flows for the years ended September 30, 2016 and September 30, 2015;
•	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2016 and September 30, 2015.

(3)

Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the accompanying consolidated balance sheets of Creative Learning Corporation as of September 30, 2016 and 2015, and the related consolidated statements of operations, stockholder's equity, and cash flows for the years then ended, and the related notes to the consolidated financial statements. Creative Learning Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

Savannah, Georgia

December 21, 2016

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	September 30,
	2016	2015
Assets
Current Assets:
Cash	$276,685	$2,450,609
Restricted cash (marketing fund)	162,447	248,777
Accounts receivable, less allowance for doubtful accounts of approximately $218,000 and $165,000, respectively	240,640	407,270
Prepaid expenses	120,000	11,278
Notes receivables - current portion, less allowance for doubtful accounts of approximately $26,000	16,595	97,794
Income tax receivable	424,938	254,527
Assets of discontinued operations	—	57,199
Total Current Assets	1,241,305	3,527,454

Notes receivables - net of current portion	60,150	86,670
Property and equipment, net of accumulated depreciation of approximately $188,000 and $134,000, respectively	299,320	283,955
Intangible assets	100,504	100,504
Deposits	1,425	11,425
Deferred tax assets, net	343,444	81,583
Total Assets	$2,046,148	$4,091,591

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable - related party	$—	$240
Accounts payable - other	171,828	119,113
Payroll accruals	15,844	36,490
Accrued liabilities	346,623	428,058
Unearned revenue	188	35,900
Accrued marketing fund	147,227	248,777
Customer deposits	5,000	19,982
Liabilities classified as held for sale	—	9,016
Total Current Liabilities	686,710	897,576
Commitments and Contingencies - Note 8
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,001,409 issued and outstanding	1,200	1,200
Additional paid-in capital	2,534,554	2,534,554
Treasury Stock 65,100 shares and 15,100 shares, respectively (cost method)	(34,626)	(18,126)
(Accumulated Deficit) / Retained earnings	(1,141,690)	676,387
Total Stockholders’ Equity	1,359,438	3,194,015

Total Liabilities and Stockholders’ Equity	$2,046,148	$4,091,591

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	For The Fiscal Years Ended
	September 30,
	2016	2015
Revenues:
Initial franchise fees	$931,638	$2,860,165
Royalties fees	2,306,124	2,845,472
Merchandise Sales	597	4,082
	3,238,359	5,709,719

Operating expenses:
Franchise consulting and commissions:
Related parties	—	472,437
Other	537,109	701,288
Franchise training and expenses	207,399	366,615
Salaries and payroll taxes	888,477	1,321,237
Advertising	435,221	876,394
Professional fees	2,583,949	1,052,695
Office expense	34,202	114,934
Bad debt expense	87,837	306,118
Depreciation	53,711	41,301
Other general and administrative expenses	679,418	826,207
Total operating expenses	5,507,323	6,079,226
Loss from operations	(2,268,964)	(369,507)

Other income (expense):
Interest income - net	3,323	6,581
Legal settlements	(126,750)	(84,897)
Other income	23,144	6,528
Total other income (expense)	(100,283)	(71,788)
Loss before benefit from income taxes	(2,369,247)	(441,295)

Benefit from income taxes	560,398	129,317
Net loss from continuing operations	(1,808,849)	(311,978)
Discontinued operations:
Impairment loss on assets held for sale	—	(27,606)
Operating loss from discontinued operations	(12,087)	(207,556)
Income tax benefit	2,859	90,200
Loss from discontinued operations	(9,228)	(144,962)
Net Loss	$(1,818,077)	$(456,940)
Net loss per share
Basic and diluted
Continuing operations	$(0.15)	$(0.03)
Discontinued operations	$(0.00)	$(0.01)
Total	$(0.15)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	12,001,409	11,952,252

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net Loss	$(1,818,077)	$(456,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	9,228	144,962
Depreciation	53,711	41,301
Bad debt expense	87,837	306,119
Deferred income taxes	(261,861)	(77,636)
Stock issued for services	—	15,120
Changes in operating assets and liabilities:
Restricted cash	86,330	(71,923)
Accounts receivable	43,962	(393,477)
Prepaid expenses	(108,722)	(7,928)
Notes receivable	89,684	(133,709)
Deposits	10,000	—
Accounts payable - related parties	(240)	(41,994)
Accounts payable - 3rd parties	52,715	(221,064)
Payment of legal settlement	—	(55,000)
Accrued liabilities	(81,435)	434,358
Unearned revenue	(35,712)	35,900
Payroll accruals	(20,646)	6,417
Accrued marketing	(48,684)	71,923
Customer deposits	(14,982)	(76,755)
Income tax receivable	(167,552)	(151,959)
Net cash used in operating activates	(2,124,444)	(632,285)
Net cash (used in) provided by discontinued operations	19,596	(12,093)
Cash flows from investing activities:
Acquisition of property and equipment	(69,076)	(7,870)
Repayment of loan from related party - AudioFlix LLC	—	70,000
Net cash (used in) provided in investing activities	(69,076)	62,130
Cash flows from financing activities:
Purchase of treasury stock	—	(18,126)
Net cash used in financing activities	—	(18,126)
Net change in cash	(2,173,924)	(600,374)
Cash, beginning of period	2,450,609	3,050,983
Cash, end of period	$276,685	$2,450,609

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities:
Issuance of 85,000 shares on February 18, 2015 for Sew Fun Mediation	$—	$106,250
Acquisition of treasury stock in connection with disposition of CI	$16,500	$—

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Stockholder's Equity

						Retained
					Additional	Earnings /
	Treasury Stock		Common Stock		Paid-in	(Accumulated
	Shares	Value	Shares	Par Value	Capital	Deficit)	Total

Balance, October 1, 2014	—	$—	11,869,409	$1,187	$2,361,897	$1,133,327	$3,496,411
Purchase agreements stock issuance			25,000	3	44,997		45,000
Mediated settlement stock issuance			85,000	8	106,242		106,250
Advisory fee stock issuance			12,000	1	15,119		15,120
Compensatory stock issuances			10,000	1	6,299		6,300
Treasury stock (cost)	(15,100)	(18,126)					(18,126)
Net loss for the year ended September 30, 2015						(456,940)	(456,940)
Balance, September 30, 2015	(15,100)	(18,126)	12,001,409	1,200	2,534,554	676,387	3,194,015
Treasury stock (cost)	(50,000)	(16,500)					(16,500)
Net loss for the year ended September 30, 2016						(1,818,077)	(1,818,077)
Balance, September 30, 2016	(65,100)	$(34,626)	12,001,409	$1,200	$2,534,554	$(1,141,690)	$1,359,438

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

In addition to the accounts of CLC and BFK, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”), Sew Fun Franchise Company LLC (SF), and SF LLC (“Sew Fun Studios”).

The organizational documents for BFK Development Company LLC, Sew Fun Franchise Company LLC, and SF LLC do not specify a termination date. Each of the above listed LLC’s has a single member, controlled 100% by the Company.

CLC operates wholly owned subsidiaries BFK and SF under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. BFK Franchisees operated in 698 territories in 43 states and 38 countries. SF Franchisees operated in 11 territories in 5 states and 2 countries.

Until December 2015, CLC operated the wholly-owned subsidiary CI Franchise Company, LLC (“CI”) under the trade name Challenge Island®. The Company sold the CI concept on December 9, 2015, and as a result the Company is reporting CI as Discontinued Operations in the consolidated financial statements - see Note 12.

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

The Company has franchisees in 38 countries. International franchise fees vary and are set relative to the potential of the franchised territories. In addition, the Company awards master agreements outside of the US and Canada. The royalty structure is the same for both our US and International franchisees. We recognize our revenue from foreign operations in US Dollars. We do not have international subsidiaries.

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2016 and 2015.

The Company has restricted cash of approximately $162,000 and $249,000, respectively at fiscal years ended September 30, 2016 and 2015 associated with marketing funds collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected by the Company and held to be spent on the promotion of the brand (see Note 6).

The Company maintains cash balances which at times exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at September 30, 2016 and 2015 are adequate, but actual write-offs could exceed the recorded allowance. During the year ended September 30, 2016 and September 30, 2015, the values of accounts written-off to the reserve were approximately $89,000 and $155,000, respectively.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, and intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates on asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

In Connection with the Sale of CI, in 2015 the Company recorded a loss on assets held for sale (see Note 12 “Assets Held for Sale”).

Property, Equipment and Depreciation

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Expenditures for additions and improvements are capitalized, while repairs and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is recorded in the year of disposal.

Fixed Assets	Useful Life
Equipment	5 years
Furniture and Fixtures	5 years
Property Improvements	15-40 years
Software	3 years

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, deposits, and accounts payable approximate fair value because of the relative short-term maturity of these items and current payment, expected. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments. Note receivable are recorded at par value less allowance for uncollectible notes. The carrying amount is consistent with fair value based upon similar notes issued to other franchisees.

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

At September 30, 2016 and 2015 the Company had approximately $200 and $36,000, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2016 and 2015 of approximately $435,000 and $876,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2016 and 2015, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2016 and 2015, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next twelve months.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service, and the years 2012 and forward for various states.

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

Recent accounting pronouncements

Revenue from Contracts with Customers (Topic 606) has been discussed in several recent ASU including ASU 2016-12, 2016-11, 2016-10 and 2016-8. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its first quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements and feels the adoption of the standard will not materially affect its financial statements.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2016-09 will have on our financial statements and feels the adoption of the standard will not materially affect its financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 and reclassified $90,727 and $78,988 from deferred costs to long-term deferred tax liability in September of 2016 and 2015, respectively.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

(2) Related Party Transactions

During the years ended September 30, 2016 and 2015, the Company incurred the following related party consulting fees and commissions:

	Commissions and Consulting
	Fiscal Year Ending
	September 30
Related Party	2016	2015
FranVentures, LLC (owned by Brian Pappas)(1)	$—	$142,358
MC Logic, LLC (owned by Michelle Cote)(2)	$—	$43,000
Leap Ahead Learning Company (owned by Dan O'Donnell)(3)	$2,275	$38,000
Bottom Line Group (4)	$—	$156,752
Jeffery Ball and J. Ball Group LLC (5)	$—	$86,255
Jacqueline Pappas-Ball (6)	$—	$6,072
	$2,275	$472,437

———————

(1)

Brian Pappas, is a director and former chief executive officer of the Company. Mr. Pappas is the Managing Director and a minority owner of FranVentures, LLC. FranVentures, LLC received a 5% commission on BFK franchise sales by the Company prior to April 8, 2015. There was no related party payable at September 30, 2016 and 2015 respectively. Not included above are travel and expense charges for Mr. Pappas for the twelve months ending September 30, 2016 and 2015, respectively of approximately $-0- and $35,400. The wife of Mr. Pappas, Chris Pappas, was the human resources and payroll manager for the Company with compensation for the fiscal periods ended September 30, 2016 and 2015, respectively of approximately $-0- and $48,000. At August 6, 2015, Mrs. Pappas was no longer employed by the Company and did not receive compensation subsequent to her leaving employment with the Company. Not included above are expense reimbursements for Mrs. Pappas for the twelve months ended September 30, 2016 and 2015 of approximately $-0- and $3,000, respectively. Also see note receivable from related party.

(2)

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a former director and founder of the Company. Not included above are travel and expense reimbursements paid of approximately $-0- and $4,600, respectively for the twelve month periods ended September 30, 2016 and 2015. There was no related party payable at September 30, 2016 and 2015 respectively. During the quarter ended December 31, 2013, the Company made a non-interest bearing loan in the amount of $125,000 to MC Logic. Later in that same quarter, management determined that the loan could be deemed a violation of Section 13(k) of the Exchange Act and Section 402 of the Sarbanes-Oxley Act and immediately sought repayment in full of the loan. MC Logic promptly repaid the entire amount of the loan before the end of the fiscal quarter ended December 31, 2013. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September 30, 2016.

(3)

Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6 2016. Until April 15, 2015, the Company had paid Leap Ahead Learning $5,000 per month for consulting services provided through Mr. O'Donnell. Not included above are travel and expense reimbursements paid of approximately $4,000 and $79,000, respectively for the twelve month periods ended September 30, 2016 and 2015. The related party payable was approximately $2,275 and $-0-, respectively at September 30, 2016 and 2015.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

(4)

Bottom Line Group is owned by Jeff Pappas, a brother to Brian Pappas. The Business Consulting and Development Agreement between Bottom Line Group and the Company was terminated on September 25, 2015. Bottom Line Group served as one of the Company’s brokers in the sale of franchises. Payments to Bottom Line Group include commissions and consulting fees reflected in the table above. Not included above are travel and expense reimbursements paid of approximately $-0- and $23,000, respectively for the twelve months ended September 30, 2016 and 2015. There was no related party payable at September 30, 2016 and 2015 respectively. Not included in the related party schedule above are payments made to Michael Pappas (son to Jeff Pappas). The Business Consulting and Development Agreement between Michael Pappas and the Company has been terminated effective September 26, 2015. Payments made to Michael Pappas in the twelve months ended September 30, 2016 and 2014 were approximately $-0- and $15,700, respectively.

(5)

J. Ball Group LLC is owned by Jeffery Ball, a son-in-law to Brian Pappas. The Independent Contractor Agreement between Jeffrey Ball and J Ball Group, LLC and the Company was terminated on September 30, 2015. The J Ball Group LLC served as one of the Company’s brokers in the sale of franchises. Payments reflected in the table above include commissions and consulting fees. Not included above are travel and expense reimbursements paid of approximately $-0- and $12,700, respectively for the twelve months ended September 30, 2016 and 2015. There was no related party payable at September 30, 2016 or 2015. In January 2015, Jeffery Ball formed J. Ball Group LLC, which in these financial statements and disclosures have been presented as one business activity with amounts paid to either entity combined.

(6)

Jacqueline Pappas-Ball, is a daughter to Brian Pappas. The consulting relationship between Jacqueline Pappas-Ball and the Company was ended on September 30, 2015. Ms. Pappas-Ball provided social media marketing and development. She also provided support in the development of photo and video presentation for the social media environment. Payments reflected in the table above include consulting fees. Not included above are expense reimbursements paid of approximately $-0- and $500 for the twelve months ended September 30, 2016 and 2015 respectively.

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

(3) Property and Equipment

Property and equipment consisted of the following:

	September 30,
Description	2016	2015
Depreciable Fixed Assets:
Equipment	$71,889	$50,330
Furniture and Fixtures	83,427	81,510
Property Improvements	233,615	233,615
Software	98,307	21,813
Total Depreciable Fixed Assets	487,238	387,268
Accumulated Depreciation	(187,918)	(134,207)
Total Net Depreciable Fixed Assets	299,320	253,061
Non-depreciable Fixed Assets:
Work In Progress (1)	—	30,894
Total Net Fixed Assets	$299,320	$283,955

———————

(1)	This is website development and was completed in 2016.

Depreciation expense totaled approximately $54,000 and $41,000, respectively, for the years ended September 30, 2016 and 2015.

(4) Intangible Assets

Intangible Assets consist of purchased franchise rights and trademarks.

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

At September 30, 2016 and 2015 respectively, the Company held certain notes receivable totaling approximately $102,000 and $210,000 respectively for extended payment terms of franchise fees. The notes were generally non-interest bearing notes with monthly payments, payable within one to two years.

	2017	2018	2019	2020	2021	Thereafter	Total
Payment schedule for Notes Receivable	$42,176	$20,000	$12,950	$12,950	$12,950	$1,300	$102,326

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

At September 30, 2016 and 2015, the accrued marketing fund liability balances were approximately $147,000 and $249,000 respectively.

(7) Accrued Liabilities

The Company had accrued liabilities at September 30, 2016, and September 30, 2015 as follows:

	September 30,
Accrued Liabilities	2016	2015
Accrued Audit Fees	$13,753	$8,581
Accrued Legal Fees	131,504	213,130
Accrued Legal Settlements	17,000	101,897
Accrued State Regulatory Settlement	149,366	104,450
Accrued Other	35,000	—
	$346,623	$428,058

The Company accrued $149,366 for state regulatory settlements, which included $35,500 in state penalties and costs and $113,866 in reimbursement of 5 franchisees.

(8) Common Stock Issuances

On November 11, 2014, the Company issued 25,000 shares of CLC common stock valued at $45,000 to Kidsplorations, LLC, as part of a purchase agreement for CI. (See Note 12).

On January 26, 2015, the Company’s board of directors approved a plan pursuant to Securities and Exchange Commission Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. At September 30, 2016 the Company has purchased 15,100 shares of CLC common stock at a cumulative cost of approximately $18,000. The value of the treasury stock, based upon cost, is recorded in the equity section of the condensed consolidated balance sheet at September 30, 2015.

On February 18, 2015, the Company issued 85,000 shares of CLC common stock to Sew Fun, LLC (“SFLLC”) as part of a mediated settlement agreement. This settlement terminated the Letter of Intent between CLC and SFLLC, dated October 25, 2012, regarding the purchase and sale of assets between the parties effective December 17, 2012. CLC was relieved of any obligation to pay any sums to SFLLC after January 1, 2015 (See note 10). In November 2015, Sew Fun filed a grievance regarding the market value of the stock received in the mediated settlement agreement. The Company accrued approximately $85,000 as the value for the subsequent settlement, and on November 23, 2015, the funds were paid by the Company.

On March 25, 2015, the Company issued 4,000 shares of CLC common stock as an advisory fee valued at $5,040 ($1.26 market value per share) to The Brewer Group, Inc. (the “Brewer Group”) for an agreement for business development and marketing services. The $5,040 was charged to consulting expense during the month of March 2015.

On May 1, 2015, the Company issued 8,000 shares of CLC common stock as an advisory fee valued at $10,080 ($1.26 market value per share) to the Brewer Group for an agreement for business development and marketing services. The $10,080 was charged to accrued liability during the month of May, 2015. The issuances of stock on March 25, 2015 and May 1, 2015, completed the advisory fee agreement between the Brewer Group and the Company.

On June 18, 2015 the Company issued 10,000 shares of CLC common stock as a commission for selling master franchises. The shares were valued at the stock value as of the date of issue, which totaled $6,300.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

(9) Stock Options and Warrants

The following are activity of options:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Remaining	Intrinsic
	Shares	Price	Life	Value

Outstanding October 1, 2014	120,000	1.15
Granted Fiscal Year 2015	—	—
Outstanding September 30, 2015	120,000	1.15
Granted Fiscal Year 2016	—	—
Forfeited shares	(100,000)	1.55
Vested and Exercisable at September 30, 2016	20,000	1.55	3 Months	—

As of December 1, 2016, 10,000 options are remain outstanding. No additional stock based compensation is to be recognized on these stock options.

(10) Commitments and Contingencies

Lease Commitments

The following table summarizes the Company’s contractual lease obligations at September 30, 2016:

Obligation	2017	2018	2019	Total
Commercial Lease (Suite 114)	$17,100	$17,100	$12,113	$46,313
Commercial Lease (Suite 103B)	—	—	—	—
	$17,100	$17,100	$12,113	$46,313

Rent expense was approximately $26,000 and $29,000, respectively, for the years ended September 30, 2016 and 2015.

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

On June 23, 2016, the Company filed a counterclaim against its FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim and complaint seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Pappas was serving as the Chief Executive Officer of CLC and a member of its board of directors.  The counterclaim and/or complaint alleges the following:

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

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

(11) Income Taxes

Components of Deferred Taxes are:

	2016	2015
Deferred tax assets:
Depreciation timing difference	$—	$2,595
Allowance for bad debt	87,542	68,870
Charitable contributions	180	180
Impairment of assets held for sale	—	9,938
Benefit from net operating loss carryover	525,283	—
Total gross deferred tax asset	613,004	81,583
Less: Valuation allowances	(262,642)	—
Total deferred tax asset	350,362	81,583
Deferred tax liabilities:
Depreciation timing difference	(6,919)	—
Total deferred liability	(6,919)	—
Net deferred tax asset	$343,444	$81,583

The Company has recorded various deferred tax assets and liabilities as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or all of the deferred tax assets and liabilities will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years. In the judgement of management and based upon projected future earnings, the company established a valuation allowance of $262,642 in the fourth quarter of 2016.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

The components of the provisions for income taxes for fiscal years 2016 and 2015 are as follows:

	2016	2015
Current:
Federal
Continuing operations	$(176,492)	$(31,082)
Discontinued operations	(2,287)	(75,937)
Total	(178,779)	(107,019)
State
Continuing operations	(121,988)	(20,599)
Discontinued operations	(615)	(14,263)
Total	(122,603)	(34,862)
Total
Continuing operations	(298,480)	(51,681)
Discontinued operations	(2,902)	(90,200)
Total Current Tax	(301,382)	(141,881)
Deferred:
Additional deferred tax related to book tax differences	(524,516)	(77,636)
Valuation allowance on net operating loss carryover	262,642	—
Total Tax Provision	$(563,256)	$(219,517)

A reconciliation of the provisions for income taxes for the fiscal years ended September 2016 and 2015 as compared to statutory rates is as follows:

	2016		2015
	Amount	%	Amount	%
Provision at statutory rates	$(789,534)	34.00%	$(230,008)	34.00%
State income tax, net of federal benefit	(84,294)	3.63%	(24,557)	3.63%
Non-Deductible items
Penalties	48,165	-2.07%	24,624	-3.64%
Meals & Entertainment	1,440	-0.06%	8,073	-1.19%
Other permanent items	(1,674)	0.07%	2,351	-0.35%
Valuation allowance on net operating loss carryover	262,641	-11.31%	—	0.00%
Total income tax provision	$(563,256)	24.26%	$(219,517)	32.45%

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

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

The following table lists the assets held for sale and liabilities held for sale of CI at September 30, 2015 and the operating loss on the assets held for sale for September 30, 2016 and 2015.

As of
CI Franchise Company LLC	09/30/15
Assets of discontinued operations
Cash	24,032
Accounts receivable	16,667
Notes receivable	16,500
Total Assets of discontinued operations	57,199

Liabilities of discontinued operations
Accounts payable	9,016
Total Liabilities of discontinued operations	9,016

	FY ended	FY ended
Operating Loss on discontinued operations	09/30/16	09/30/15
Revenue	$10,785	$355,843
Advertising and promotion	(7,635)	(128,561)
Bad debt	—	(73,118)
Commissions and consulting	—	(240,201)
Franchisee expense	—	(67,409)
General and administrative expenses	(15,237)	(54,110)
Operating Loss on discontinued operations	$(12,087)	$(207,556)

(13) Earnings Per Share

The following table sets for the computation of basic and diluted net income (loss) per share:

	Fiscal Years Ended
	September 30,
	2016	2015
Net loss attributed to common stockholders
Net loss from continuing operations	$(1,808,849)	$(311,978)
Net loss from discontinued operations	(9,185)	(144,962)
Net loss	$(1,818,077)	$(456,940)

Net loss per share
Continuing operations	$(0.15)	$(0.03)
Discontinued operations	(0.00)	(0.01)
Total	$(0.15)	$(0.04)
Basic weighted average number of common shares outstanding	12,001,409	11,952,252

Potentially dilutive shares were excluded as the items were anti-dilutive as of September 30, 2016 and September 30, 2015.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2016 and 2015

(14) Subsequent Events

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

Date: December 22, 2016

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

Signature	Title	Date

/s/ Rod Whiton	Interim Chief Executive Officer	December 22, 2016
Rod Whiton	(Principal Executive Officer)

/s/ Christian Miller	Chief Financial Officer	December 22, 2016
Christian Miller	(Principal Financial and Accounting Officer)

/s/ Charles Grant	Director	December 22, 2016
Charles Grant

/s/ JoyAnn Kenny-Charlton	Director	December 22, 2016
JoyAnn Kenny-Charlton

/s/ Michael Gorin	Director	December 22, 2016
Michael Gorin

/s/ Joe Marucci	Director	December 22, 2016
Joe Marucci

INDEX TO EXHIBITS

Exhibits	Description

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.1.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form SB-2, File No. 333-145999).

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

———————

* Filed herewith.

** Furnished herewith.