Form 10-Q
period 2016-12-31
CREATIVE LEARNING Corp
filed 2017-02-13
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2016

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,001,409 shares of common stock as of February 1, 2017.

CREATIVE LEARNING CORPORTION

Form 10-Q

Quarter Ended December 31, 2016

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	December 31,	September 30,
	2016	2016
	(Unaudited)
Assets
Current Assets:
Cash	$76,421	$276,685
Restricted cash (marketing fund)	160,933	162,447
Accounts receivable, less allowance for doubtful accounts of approximately $238,000 and $218,000, respectively	236,859	240,640
Prepaid expenses	168,575	120,000
Notes receivable - current portion, less allowance for doubtful accounts of approximately $31,000 and $26,000, respectively	50,151	16,595
Income tax receivable	417,600	424,938
Total Current Assets	1,110,539	1,241,305

Notes receivable - net of current portion	59,150	60,150
Property and equipment, net of accumulated depreciation of approximately $202,000 and $188,000, respectively	285,594	299,320
Intangible assets	100,504	100,504
Deposits	1,425	1,425
Deferred tax assets	358,781	343,444
Total Assets	$1,915,993	$2,046,148

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$118,582	$171,828
Payroll accruals	15,170	15,844
Accrued liabilities	285,321	346,623
Unearned revenue	—	188
Accrued marketing fund	153,020	147,227
Customer deposits	5,000	5,000
Total Current Liabilities	577,093	686,710
Commitments and Contingencies - Note 8
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;12,001,409 shares issued and outstanding	1,200	1,200
Additional paid-in capital	2,534,554	2,534,554
Treasury Stock 65,100 shares and 65,100 shares, respectively (cost method)	(34,626)	(34,626)
Accumulated deficit	(1,162,228)	(1,141,690)
Total Stockholders’ Equity	1,338,900	1,359,438

Total Liabilities and Stockholders’ Equity	$1,915,993	$2,046,148

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2016	2015
Revenues:
Initial franchise fees	$130,000	$382,700
Royalties fees	608,826	562,221
Merchandise sales	60	53
	738,886	944,974
Operating expenses:
Franchise consulting and commissions	85,065	152,690
Franchise training and expenses	26,631	79,587
Salaries and payroll taxes	159,277	329,074
Advertising	12,104	152,327
Professional fees	397,771	842,478
Office expense	1,885	18,512
Bad debt expense	41,692	15,856
Depreciation	13,726	9,522
Other general and administrative expenses	39,944	159,113
Total operating expenses	778,095	1,759,159
Loss from operations	(39,209)	(814,185)

Other income (expense):
Interest income - net	3	1,738
Legal settlement	—	(75,000)
Other income	13,432	37,306
Total other income (expense)	13,435	(35,956)
Loss before benefit from income taxes	(25,774)	(850,141)

Benefit from income taxes	5,236	327,160
Net loss from continuing operations	(20,538)	(522,981)
Discontinued operations
Operating loss from discontinued operations	—	(11,886)
Income tax benefit	—	4,574
Loss from discontinued operations	—	(7,312)
Net loss	$(20,538)	$(530,293)
Net loss per share
Basic and diluted
Continuing operations	$(0.00)	$(0.04)
Discontinued operations	$(0.00)	$(0.00)
Total	$(0.00)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	12,001,409	12,001,409

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(20,538)	$(530,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	7,312
Depreciation	13,726	9,522
Bad debt expense	41,692	15,856
Deferred income taxes	(15,337)	6,560
Changes in operating assets and liabilities:
Restricted cash	1,514	45,317
Accounts receivable	(37,911)	112,635
Prepaid expenses	(48,575)	8,102
Notes receivable	(32,556)	28,682
Deposits	—	5,000
Accounts payable - related parties	—	(240)
Accounts payable	(53,246)	177,554
Accrued liabilities	(61,302)	(264,123)
Unearned revenue	(188)	(35,900)
Payroll accruals	(674)	(5,040)
Accrued marketing	5,793	(13,629)
Customer deposits	—	(9,982)
Income tax receivable	7,338	(336,289)
Net cash used in operating activities	(200,264)	(778,956)
Net cash provided by discontinued operations	—	19,797
Cash flows from investing activities:
Acquisition of property and equipment	—	(39,376)
Net cash used in investing activities	—	(39,376)
Net change in cash	(200,264)	(798,535)
Cash, beginning of period	276,685	2,450,609
Cash, end of period	$76,421	$1,652,074

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities
Acquisition of treasury stock in connection with disposition of CI	—	16,500

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (CLC) operates wholly owned subsidiaries, BFK Franchise Co., LLC (BFK) and SF Franchise Company, LLC (SF) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of December 31, 2016, BFK franchisees operated in 637 territories in 43 states and 43 countries, and SF franchisees operated in 13 territories in 4 states and 3 countries.

The Company sold the Challenge Island Franchise Co., LLC (CI) concept on December 9, 2015, and as a result the Company is reporting CI as discontinued operations in the consolidated financial statements. See Note 6.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2016 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2016. In addition, refer to Note 6 regarding the sale of Challenge Island and related discontinued operations classification.

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

Restricted Cash

The Company had restricted cash of approximately $161,000 and $162,000 at December 31, 2016 and September 30, 2016, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Accounts and Note Receivables

The Company reviews accounts and note receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2016 and September 30, 2016 are adequate, but actual write-offs could exceed the recorded allowance.

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

At December 31, 2016 and September 30, 2016 the Company had approximately $-0- and $188, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended December 31, 2016 and 2015 of approximately $12,000 and $152,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2016 and September 30, 2016, respectively, and has not recognized interest and/or penalties during the three months ended December 31, 2016, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service, and the years 2010 and forward for various states.

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

Recent accounting pronouncements

Revenue from Contracts with Customers (Topic 606) has been discussed in several recent ASU including ASU 2016-12, 2016-11, 2016-10 and 2016-8. in May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its second quarter of 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements. While the company is still evaluating the overall impact, the Company does not expect the adoption of this new standard to significantly change revenue recognized under its franchise sales and royalty agreements.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. We are currently assessing the impact that the adoption of ASU 2016-09 will have on our financial statements. Considering we have no significant outstanding option agreements currently, the adoption of this standard is not expected to be material.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)”. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact ASU 2016-18 will have on its consolidated financial statements.

Recent Events

On December 9, 2016, Brian Pappas, through his controlled company FranVentures, LLC, filed with the U.S. Securities and Exchange Commission a preliminary consent statement on Schedule 14A asking the shareholders of the Company to remove the current members of the Board of Directors and to replace them with three individuals proposed by Mr. Pappas.  As a result, shareholders may have received, or may receive in the future, consent solicitation materials from FranVentures and/or Mr. Pappas seeking their written consent to remove the current Board members and elect the three individuals proposed by Mr. Pappas. The Company announced on February 9, 2017 that the proxy contest of Brian Pappas and FranVentures has failed and that there will be no change in the Company's Board of Directors.

On December 16, 2016, we announced that our Board of Directors had determined that the consent solicitation commenced by Mr. Pappas and FranVentures is not in the best interests of all of the Company’s stockholders.  The Company filed with the SEC a preliminary consent revocation statement in connection with the consent solicitation being conducted by Mr. Pappas and FranVentures, which provides a more detailed explanation the Board’s reasons for opposing Mr. Pappas’ attempt to gain control of the Company. The Company announced on February 9, 2017 that the proxy contest of Brian Pappas and FranVentures has failed and that there will be no change in the Company's Board of Directors.

(2) Related Party

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who is the Company’s President and Secretary and a former director and founder of the Company. There were no travel and expense reimbursements paid for the three months ending December 31, 2016 and 2015. The related party payable was $-0- at December 31, 2016 and 2015. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,217.73 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016, and MC Logic is current on those payments as of September of 2016.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(3) Notes and Other Receivables

At December 31, 2016 and September 30, 2016 respectively, the Company held certain notes receivables totaling approximately $140,000 and $102,000 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2017	2018	2019	2020	Thereafter	Total
Payment schedules for Notes Receivable	$73,447	$23,500	$12,950	$12,950	$17,487	$140,334

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

At December 31, 2016 and September 30, 2016, the accrued marketing fund liability balances were approximately $153,000 and $147,000, respectively.

(5) Accrued Liabilities

The Company had accrued liabilities at December 31, 2016, and September 30, 2016 as follows:

	December 31,	September 30,
Accrued Liabilities	2016	2016
Accrued Audit Fees	$79,632	$13,753
Accrued Legal Fees	123,145	131,504
Accrued Legal Settlements	52,000	17,000
Accrued State Regulatory Settlement	11,955	149,366
Accrued Other	18,589	35,000
	$285,321	$346,623

The Company accrued $104,450 for state penalties and costs and reimbursement of two franchisees as of September 31, 2015. As of December 31, 2016, this has been partially paid, and the Company has accrued approximately $12,000 for these same costs.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

The following table lists the operating loss on the assets held for sale.

Three months
Operating Loss on discontinued operations	ended 12/31/2015
Revenue	$(5,971)
Advertising and Promotion	(7,635)
Bad Debt	—
Commissions and Consulting	—
Franchisee expense	—
Professional fees	—
Office expense	—
Depreciation expense	—
General and Administrative Expenses	1,720
Operating Loss on discontinued operations	$(11,886)

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

Rent expense was approximately $3,000 and $14,000, respectively, for the three months ended December 31, 2016 and 2015.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

On October 2, 2015, the Company filed suit against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franchise Ventures. The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain. Discovery continues. Defendants’ counsel notified the Company on January 31, 2017 that they are seeking to withdraw from representing the defendants “due to irreconcilable differences with our clients”. The Company has agreed to defendants’ request for additional time to obtain replacement counsel and to respond to discovery the Company has served on them.

In April, 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. In late April 2015, the Company’s Board elected two new independent directors, and created an Audit Committee, which included the two new directors. In addition, in July 2015, the Board removed Brian Pappas as Chief Executive Officer. The Company has taken a number of steps to address compliance issues regarding its books and records. The Company is fully cooperating with the staff of the SEC in this matter. On January 8, 2017, the Company accepted a preliminary settlement proposal offered by the staff of the Enforcement Division of the SEC. As is standard in these situations, the SEC staff made clear that the proposal is not final and is subject to and contingent upon approval by the leadership of the SEC Enforcement Division and the Securities and Exchange Commission itself. If the proposed settlement is approved by the Commission, the SEC would: (1) impose no financial penalty against the Company and not order an internal monitor at the Company; and (2) make findings that the Company committed a series of federal securities law violations, all of which occurred during the time that Brian Pappas was the Company’s Chief Executive Officer and Chairman of the Board and which in most instances pertain to specific actions taken by and/or for the personal benefit of Brian Pappas. The violations the SEC identified include: Brian Pappas’ communication of material inside information to select shareholders; improper loans to or for the benefit of Company officers, including a loan to a company associated with Brian Pappas; false statements in SEC filings in 2015 related to the fiscal year ended 2014; failure to disclose related party transactions; and failure to establish and conduct company affairs with proper internal controls over financial reporting. Other elements of the settlement proposal include: each of the Company’s current audit committee members would certify that the Company has instituted various remedial measures; and the Company would retain an independent consultant (subject to the review and approval of the SEC staff) to review and verify that the foregoing remedial measures have been instituted.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

On June 23, 2016, the Company filed a counterclaim against its FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim and complaint seeks redress for losses and expenditures caused by fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC.

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

(9) Subsequent Events

On January 25, 2017, Creative Learning Corporation (the “Company”) appointed Karla Kretsch as Chief Operating Officer, effective immediately. Ms. Kretsch, age 52, served as Director of Operations of a Bricks 4 Kidz franchise from 2010 until her appointment with the Company. Ms. Kretsch also served as a Project Consulting Manager for Vaco, a national consulting and talent solutions firm, from 2014 to April 2016. From 1990 to 2009 Ms. Kretsch held various positons with Wells Fargo & Company, including operational risk manager and automobile finance group project management manager. Ms. Kretsch holds a Bachelor of Science from Arizona State University, and is a certified public accountant in California (inactive).

Ms. Kretsch will receive equity grants on the last day of each calendar quarter, as follows (the “Equity Awards”): (1) stock grants valued at $2,000 for the quarter ended March 31, 2017 and $2,500 for each subsequent quarter, and (2) option grants valued at $7,000 for the quarter ended March 31, 2017 and $8,750 for each subsequent quarter, in each case based on the average closing value of the Company’s stock over the applicable period. Ms. Kretch would be entitled to the acceleration of all such equity compensation if the Company is taken private during the term of the Employment Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At December 31, 2016, the Company had 701 Bricks 4 Kidz®, Challenge Island® (which was sold during 2015) and Sew Fun Studios® franchises, 25 Bricks 4 Kidz® master franchises, and 20 Bricks 4 Kidz® sub-franchises operating in 38 countries.

1st Quarter 2017 Highlights

The Company experienced a period of modest retraction in the number of operating franchises, as of December 31, 2016 compared to December 31, 2015, from 698 operating franchises to 650 operating franchises within the two brands. Initial franchise fees were $252,700 lower when comparing the quarter ending December 31, 2016 and the previous year period. The decrease was due to BFK not being able to sell franchises in the United States until September of 2016 and the lead time required of those sales. Royalties fees were up approximately $47,000 when compared to the quarter ending December 31, 2015. The increase is related to larger International franchise royalties in the period ending December 31, 2016.

Operating Expenses decreased to approximately $778,000 in the quarter ending December 31, 2016 from approximately $1,759,000 in the quarter ending December 31, 2015 or $981,000, due to significant decreases in professional fees of $445,000, in salaries and payroll taxes of $170,000, and in advertising expense of $140,000. A large portion of the higher professional fees in the first quarter of 2016 was related to issues that resulted from the prior management decisions.

The net loss for the quarter ending December 31, 2016 was $21,000 which was an improvement of $510,000, primarily due to a decrease in operating expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. From January of 2016 through August 2016, the Company was not able to sell franchises in the United States, and at the same time the Company had significant professional fees and regulatory cash outlays which put adverse pressure on the Company’s liquidity. The Company believes its US sales will rebound after resuming sales in the US and its cash outlays related to professional fees and regulatory functions will return to traditional levels for a similar business. The company will explore all options to improve liquidity.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the quarters ending December 31, 2016 and 2015, the Company purchased property and equipment totaling approximately $-0- and $40,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2016, under the supervision and with the participation of our management, including our Chief Financial Officer, who is also serving as our Principal Financial Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In our 2016 Annual Report on Form 10-K, the Company concluded internal controls over financial reporting were effective on September 30, 2016.

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

On October 2, 2015, the Company filed suit against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franchise Ventures. The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain. Discovery continues. Defendants’ counsel notified the Company on January 31, 2017 that they are seeking to withdraw from representing the defendants “due to irreconcilable differences with our clients”. The Company has agreed to defendants’ request for additional time to obtain replacement counsel and to respond to discovery the Company has served on them.

In April, 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. In late April 2015, the Company’s Board elected two new independent directors, and created an Audit Committee, which included the two new directors. In addition, in July 2015, the Board removed Brian Pappas as Chief Executive Officer. The Company has taken a number of steps to address compliance issues regarding its books and records. The Company is fully cooperating with the staff of the SEC in this matter. On January 8, 2017, the Company accepted a preliminary settlement proposal offered by the staff of the Enforcement Division of the SEC. As is standard in these situations, the SEC staff made clear that the proposal is not final and is subject to and contingent upon approval by the leadership of the SEC Enforcement Division and the Securities and Exchange Commission itself. If the proposed settlement is approved by the Commission, the SEC would: (1) impose no financial penalty against the Company and not order an internal monitor at the Company; and (2) make findings that the Company committed a series of federal securities law violations, all of which occurred during the time that Brian Pappas was the Company’s Chief Executive Officer and Chairman of the Board and which in most instances pertain to specific actions taken by and/or for the personal benefit of Brian Pappas. The violations the SEC identified include: Brian Pappas’ communication of material inside information to select shareholders; improper loans to or for the benefit of Company officers, including a loan to a company associated with Brian Pappas; false statements in SEC filings in 2015 related to the fiscal year ended 2014; failure to disclose related party transactions; and failure to establish and conduct company affairs with proper internal controls over financial reporting. Other elements of the settlement proposal include: each of the Company’s current audit committee members would certify that the Company has instituted various remedial measures; and the Company would retain an independent consultant (subject to the review and approval of the SEC staff) to review and verify that the foregoing remedial measures have been instituted.

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

On June 23, 2016, the Company filed a counterclaim against its FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas and also named Christine Pappas as a defendant. The counterclaim and complaint seeks redress for losses and expenditures caused by fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC.

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

CREATIVE LEARNING CORPORATION

Dated: February 13, 2017	By:	/s/ Rod Whiton
Rod Whiton,
Interim Chief Executive Officer (Principal Executive Officer)

Dated: February 13, 2017	By:	/s/ Christian Miller
Christian Miller,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document