Form 10-K/A
period 2016-09-30
CREATIVE LEARNING Corp
filed 2017-03-02
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) amends the Annual Report on Form 10-K for the year ended September 30, 2016 (the “Original Form 10-K”) of Creative Learning Corporation filed with the Securities and Exchange Commission (the “SEC”) on December 22, 2016. This Form 10-K/A is being filed solely to revise Item 9A “Controls and Procedures.” This Form 10-K/A amends and restates in its entirety Item 9A of the Original Form 10-K.

Except as otherwise expressly noted herein and the filing of related certifications, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings with the SEC.

Unless the context otherwise requires, when we use the words the “Company,” “Creative Learning,” “we,” “us,” “our” or “our Company” in this Form 10-K, we are referring to Creative Learning Corporation, a Delaware corporation, and its subsidiaries

TABLE OF CONTENTS

Page No

Item 9A.	Controls and Procedures.	3

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

Management has conducted an assessment of the effectiveness of the Company’s internal control over financial reporting throughout FY2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway commission, or the COSO Framework. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.  The internal controls over financial reporting were not effective until the 4th fiscal quarter of 2016. Our Disclosure Committee met on December 1, 2016 and concluded the Company’s internal controls over financial reporting were effective on September 30, 2016.

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

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Rod Whiton	Interim Chief Executive Officer	March 1, 2017
Rod Whiton	(Principal Executive Officer)

/s/ Christian Miller	Chief Financial Officer	March 1, 2017
Christian Miller	(Principal Financial and Accounting Officer)

*	Director	March 1, 2017
Charles Grant

*	Director	March 1, 2017
JoyAnn Kenny-Charlton

*	Director	March 1, 2017
Michael Gorin

*	Director	March 1, 2017
Joe Marucci

By:	/s/ Christian Miller
Christian Miller
Attorney-in-Fact