Form 10-Q
period 2017-03-31
CREATIVE LEARNING Corp
filed 2017-05-12
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company. indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,001,409 shares of common stock as of May 5, 2017.

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	March 31,	September 30,
	2017	2016
	(Unaudited)
Assets
Current Assets:
Cash	$410,511	$276,685
Restricted cash (marketing fund)	196,929	162,447
Accounts receivable, less allowance for doubtful accounts of approximately $291,000 and $218,000, respectively	294,217	240,640
Prepaid expenses	121,880	120,000
Notes receivable - current portion, less allowance for doubtful accounts of approximately $37,000 and $26,000, respectively	44,470	16,595
Income tax receivable	—	424,938
Total Current Assets	1,068,007	1,241,305

Notes receivable - net of current portion	59,150	60,150
Property and equipment, net of accumulated depreciation of approximately $215,000 and $188,000, respectively	272,947	299,320
Intangible assets	100,504	100,504
Deposits	1,425	1,425
Deferred tax assets	420,402	343,444
Total Assets	$1,922,435	$2,046,148

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$371,539	$171,828
Payroll accruals	18,569	15,844
Accrued liabilities	149,028	346,623
Unearned revenue	—	188
Accrued marketing fund	198,195	147,227
Customer deposits	5,000	5,000
Total Current Liabilities	742,331	686,710
Commitments and Contingencies - Note 7
Stockholders’ Equity:
Creative Learning Corporation stockholders' equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,001,409 shares issued and outstanding	1,200	1,200
Additional paid-in capital	2,534,554	2,534,554
Treasury Stock 65,100 shares and 65,100 shares, respectively (cost method)	(34,626)	(34,626)
Accumulated deficit	(1,321,024)	(1,141,690)
Total Stockholders’ Equity	1,180,104	1,359,438

Total Liabilities and Stockholders’ Equity	$1,922,435	$2,046,148

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For The Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016
Revenues:
Initial franchise fees	$10,313	$97,700	$140,313	$480,400
Royalties fees	571,472	544,282	1,180,298	1,106,503
Merchandise sales	—	160	60	213
	581,785	642,142	1,320,671	1,587,116
Operating expenses:
Franchise consulting and commissions	25,795	58,481	110,860	211,171
Franchise training and expenses	18,466	70,824	45,097	150,411
Salaries and payroll taxes	183,524	268,035	342,801	597,109
Advertising	9,815	244,913	21,919	397,240
Professional fees and legal settlements	460,971	869,445	858,742	1,786,923
Office expense	2,940	7,658	4,825	26,170
Bad debt expense	61,739	32,954	103,431	48,810
Depreciation	13,727	13,161	27,453	22,683
Other general and administrative expenses	37,164	195,416	77,108	354,529
Total operating expenses	814,141	1,760,887	1,592,236	3,595,046
Loss from operations	(232,356)	(1,118,745)	(271,565)	(2,007,930)

Other income (expense):
Interest income - net	36	1,120	39	2,858
Other income (expense)	1,802	(18,175)	15,234	19,131
Total other income (expense)	1,838	(17,055)	15,273	21,989
Loss before benefit from income taxes	(230,518)	(1,135,800)	(256,292)	(1,985,941)

Benefit from income taxes	71,722	407,433	76,958	734,593
Net loss from continuing operations	$(158,796)	$(728,367)	$(179,334)	$(1,251,348)
Discontinued operations
Operating loss from discontinued operations	—	(335)	—	(12,221)
Income tax benefit (provision)	—	(54)	—	4,520
Loss from discontinued operations	—	(389)	—	(7,701)
Net loss	$(158,796)	$(728,756)	$(179,334)	$(1,259,049)
Net loss per share
Basic and diluted
Continuing operations	$(0.01)	$(0.06)	$(0.01)	$(0.10)
Discontinued operations	$—	$(0.00)	$—	$(0.00)
Total	$(0.01)	$(0.06)	$(0.01)	$(0.10)
Basic and diluted weighted average number of common shares outstanding	12,001,409	12,001,409	12,001,409	12,001,409

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(179,334)	$(1,259,049)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	7,701
Depreciation	27,453	22,683
Bad debt expense	103,431	48,810
Deferred income taxes	(76,958)	5,999
Changes in operating assets and liabilities:
Restricted cash	(34,482)	91,794
Accounts receivable	(145,874)	122,449
Prepaid expenses	(1,880)	(23,722)
Notes receivable	(38,009)	34,970
Deposits	—	5,000
Accounts payable - related parties	—	787
Accounts payable - 3rd parties	199,711	338,714
Accrued liabilities	(197,595)	(28,017)
Unearned revenue	(188)	80,000
Payroll accruals	2,725	(22,950)
Accrued marketing	50,968	(87,735)
Customer deposits	—	(9,982)
Income tax receivable	424,938	(746,526)
Net cash provided by (used in) operating activities	134,906	(1,419,074)
Net cash provided by discontinued operations	—	19,462
Cash flows from investing activities:
Acquisition of property and equipment	(1,080)	(69,076)
Net cash used in investing activities	(1,080)	(69,076)
Net change in cash	133,826	(1,468,688)
Cash, beginning of period	276,685	2,450,609
Cash, end of period	$410,511	$981,921

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities
Acquisition of treasury stock in connection with disposition of CI	—	16,500

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (“CLC”) operates the wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of March 31, 2017, BFK franchisees operated in 615 territories in 44 states and 43 countries, and SF franchisees operated in 12 territories in 6 states and 2 countries.

The Company sold the Challenge Island Franchise Co., LLC (“CI”) concept on December 9, 2015, and as a result the Company is reporting CI as discontinued operations in the consolidated financial statements. See Note 6.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the six months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2016. In addition, refer to Note 6 regarding the sale of CI and related discontinued operations classification.

Related Parties

The company has been involved in transactions with related parties. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

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

Restricted Cash

The Company’s restricted cash is associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Accounts and Note Receivables

The Company reviews accounts and note receivables periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at March 31, 2017 and September 30, 2016 were adequate, but actual write-offs could exceed the recorded allowance.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended March 31, 2017 and 2016 of approximately $10,000 and $245,000, respectively. The Company is evaluating the effectiveness of pay for click advertising to generate franchise sales.

Income Taxes

The provisions for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2017 and September 30, 2016, respectively, and has not recognized interest and/or penalties during the three months ended March 31, 2017, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service.

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

Recent accounting pronouncements

Revenue from Contracts with Customers (Topic 606) has been discussed in several recent Accounting Standards Updates (“ASUs”), including ASU 2016-12, 2016-11, 2016-10 and 2016-8. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning in its October 1, 2018 fiscal year. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The adoption of this standard is not expected to be material.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company is currently assessing the impact that the adoption of ASU 2016-09 will have on its financial statements. Since the Company has no significant outstanding option agreements currently, the adoption of this standard is not expected to be material.

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

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

Recent Events

On December 9, 2016, Brian Pappas, through his controlled company FranVentures, LLC (“FranVentures”), filed with the U.S. Securities and Exchange Commission (the “SEC”) a preliminary consent statement on Schedule 14A asking the shareholders of the Company to remove the current members of the Board of Directors and to replace them with three individuals proposed by Mr. Pappas. The Company announced on February 9, 2017 that the proxy contest of Brian Pappas and FranVentures has failed and that there will be no change in the Company's Board of Directors.

(2) Related Party

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who has served as the Company’s Creative Director since May 11, 2017 the Company’s President and Secretary from July 2015 until May 11, 2017, and is a former director and founder of the Company. Subsequent to the end of fiscal year 2015, the Company has recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,218 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016. The Company has a receivable of $1,750 due from MC Logic as of March of 2017 related to royalties.

The Company had $6,678 in rent expense for the six months ended March 31, 2016 for a 1,200 square foot MC Logic leased facility located in St. Augustine, Florida (the “Store”). This was a month to month arrangement with no lease in the Company’s name. The Company used the Store as a training center and expected to start holding classes and special events during evenings and weekends. This arrangement ended in March 2016.

(3) Notes and Other Receivables

At March 31, 2017 and September 30, 2016, the Company held certain notes receivables totaling approximately $140,000 and $102,000, respectively, for extended payment terms of franchise fees, generally non-interest bearing notes. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2017	2018	2019	2020	Thereafter	Total
Payment schedules for Notes Receivable	$65,710	$26,950	$14,000	$12,950	$20,724	$140,334

(4) Accrued Marketing Fund

Per the terms of the franchise agreements, the Company collects 2% of a franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account.

At March 31, 2017 and September 30, 2016, the accrued marketing fund liability balances were approximately $198,000 and $147,000, respectively.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(5) Accrued Liabilities

The Company had accrued liabilities at March 31, 2017, and September 30, 2016 as follows:

	March 31,	September 30,
Accrued Liabilities	2017	2016
Accrued Audit Fees	$10,000	$13,753
Accrued Legal Fees and Legal Settlements	129,743	148,504
Accrued State Regulatory Settlement	—	149,366
Accrued Other	9,285	35,000
	$149,028	$346,623

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

The following table lists the operating loss on the assets held for sale.

	Three months	Six months
	ended	ended
Operating Loss on discontinued operations	3/31/2016	3/31/2016
Revenue	$(45)	$(6,016)
Advertising and Promotion	—	(7,635)
General and Administrative Expenses	(290)	1,430
Operating Loss on discontinued operations	$(335)	$(12,221)

(7) Commitments and Contingencies

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

Rent expense was approximately $6,000 and $17,000, respectively, for the three months ended March 31, 2017 and 2016.

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

During the relevant time period, the Company has settled two lawsuits that have appeared in prior filings for some time.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

The Company settled a lawsuit brought by the former persons in interest of Sew Fun, LLC (SFLLC). The Company also settled a defamation suit brought by a former officer of the Company in relation to the Company’s statements in an SEC Form 8-K filing that the employee had been terminated. The Company has filed a corrected SEC Form 8-K. In the case of both settlements, the Company has negotiated financial terms to minimize impact upon the Company’s cash flow.

On October 2, 2015, the Company filed suit against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named FranVentures. Defendants’ counsel notified the Company on January 31, 2017 that they are seeking to withdraw from representing the defendants “due to irreconcilable differences with our clients”. Mr. Pappas has obtained replacement counsel, and discovery continues.

On October 7, 2016, a franchisee filed a demand for arbitration against the Company’s affiliate BFK Franchise Company, LLC alleging that BFK had engaged in contract breaches and fraud in relation to numerous franchise agreements signed by Brian Pappas, Managing Director, or Dan O’Donnell, VP Operations between September 22, 2012 and November 1, 2015, with all but 1 of the agreements executed by or before March 2, 2015. The Company intends to vigorously defend this suit.

On February 24, 2017, a franchisee filed a demand for arbitration against the Company’s affiliate, BFK Franchise Company, LLC, but at the same time the franchisee asked that the arbitration be held in abeyance to permit the parties to engage in mediation as is required under the franchisee’s Franchise Agreement with the Company. By agreement of the parties, however, mediation has been delayed to allow the parties to attempt to negotiate a settlement without incurring expenses for a mediator. In its mediation submission, the franchisee notes that it has separately filed suit in federal raising the same claims against Brian Pappas, FranVentures LLC (operated by Brian Pappas) and others the franchisee alleges to be “franchise brokers/agents” in federal district court. In the franchisee’s arbitration demand against BFK Franchise Company, the franchisee’s allegations all relate to franchise agreements entered into on February 24, 2014 and alleged violations of the New York Franchise Sales Act, including alleged pre-sale misrepresentations by Mr. Pappas and the alleged “franchise brokers/agents” as to expected earnings, profitability and “ROI” (return on investment) of the franchises and failure to disclose “SEC violations” by Mr. Pappas. Finally, the franchisee also states that it “may” bring claims for alleged violations of the Florida Franchise Act and the Florida Deceptive and Unfair Trade Practices Act as well as common law claims for negligent misrepresentation but does not offer any specifics as to the bases for such claims.

In April 2015, the United States Securities & Exchange Commission (“SEC”) issued a subpoena to Creative Learning Corporation seeking a variety of documents. The documents sought include without limitation materials regarding Brian Pappas, certain members of Mr. Pappas’ family, other company employees, board members and third-parties, company books and accounting procedures as well as other material regarding company affairs. In or about that time, it came to the attention of the Company that the SEC had initiated an investigation into possible violations of the securities laws by the Company and/or its officers, directors and/or others as of at least January 14, 2014. In late April 2015, the Company’s Board elected two new independent directors, and created an Audit Committee, which included the two new directors. In addition, in July 2015, the Board removed Brian Pappas as Chief Executive Officer. The Company has taken a number of steps to address compliance issues regarding its books and records. The Company is fully cooperating with the staff of the SEC in this matter. On January 8, 2017, the Company accepted a preliminary settlement proposal offered by the staff of the Enforcement Division of the SEC. As is standard in these situations, the SEC staff made clear that the proposal is not final and is subject to and contingent upon approval by the leadership of the SEC Enforcement Division and the Securities and Exchange Commission itself. If the proposed settlement is approved by the Commission, the SEC would: (1) impose no financial penalty against the Company and not order an internal monitor at the Company; and (2) make findings that the Company committed a series of federal securities law violations, all of which occurred during the time that Brian Pappas was the Company’s Chief Executive Officer and Chairman of the Board and which in most instances pertain to specific actions taken by and/or for the personal benefit of Brian Pappas. The violations the SEC identified include: Brian Pappas’ communication of material inside information to select shareholders; improper loans to or for the benefit of Company officers, including a loan to a company associated with Brian Pappas; false statements in SEC filings in 2015 related to the fiscal year ended 2014; failure to disclose related party transactions; and failure to establish and conduct company affairs with proper internal controls over financial reporting. Other elements of the settlement proposal include: each of the Company’s current audit committee members would certify that the Company has instituted various remedial measures; and the Company would retain an independent consultant (subject to the review and approval of the SEC staff) to review and verify that the foregoing remedial measures have been instituted. The Company continues to work with the SEC Staff toward finalizing the settlement.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

On March 7, 2016, FranVentures (“FV”), a company operated by Brian Pappas, filed suit in state court in St. Johns County, Florida against the Company and its affiliate BFK Franchise Company, LLC (collectively “the Company”) alleging breach of contract and seeking a declaratory judgment. On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The Company intends to vigorously litigate FranVentures’ complaint against the company.

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

On May 10, 2017, Blake Furlow and Anik Furlow filed with the U.S. Securities and Exchange Commission a Schedule 13D/A stating that they had delivered to the Company a written consent to remove two members of the existing board of directors (Messrs. Grant and Gorin); to amend the bylaws to permit shareholders to fix the size of the board; to fix the size of the board at five directors; and to elect 3 directors, Blake Furlow, Gary Herman, and Bart Mitchell, to fill the open Board seats. The filing further stated that Blake Furlow and Anik Furlow intend to solicit proxies from ten or fewer shareholders in connection with their written consent, and that the record date for their consent solicitation is fixed at May 10, 2017.

(8) Subsequent Events

On May 11, 2017, Creative Learning Corporation appointed Karla Kretsch President, effective immediately. Ms. Kretsch has served as the Company’s Chief Operating Officer since January 2017 and will continue with this role as well. Ms. Kretsch and her husband own a Bricks 4 Kidz Franchise in Arizona and have a partnership arrangement with a marketing vendor which pays her an de minimis payment. Ms. Kretsch Bricks 4 Kidz franchise royalty terms follow our traditional franchise model which is illustrated in 2016 10-K. In connection, with Ms. Kretsch's appointment, the company is implementing a stock ownership plan. Michelle Cote was President from July 2015 through May 2017, Ms. Cote transitioned to Creative Director with Creative Learning Corporation.

On April 24, 2017, the Company announced that it has entered into a settlement agreement to resolve the lawsuit brought against the Company by former Chief Financial Officer Richard Nickelson, as further reported in the Company’s Form 8-K filed with the SEC on that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of March 31, 2017, BFK franchisees operated in 615 territories in 44 states and 43 countries, and SF franchisees operated in 12 territories in 6 states and 2 countries.

Three Months ending March 31, 2017 Highlights

The Company experienced a period of retraction in the number of operating franchises, as of March 31, 2017 compared to December 31, 2016, from 650 operating territories to 627 operating territories within the two brands. The majority of the Franchisees who exited the system during the period were not actively running their franchises and/or had issues with the prior management team. Initial franchise fees were $87,000 lower when comparing the quarter ending March 31, 2017 to the same quarter in the previous year. The decrease was due to BFK not being able to sell franchises in the United States until September of 2016 and the lead time required of those sales. Royalty fees were up approximately $27,000 when compared to the quarter ending March 31, 2016. The increase in royalties is related to the increase in the royalty fee which went into effect in October of 2016 and contract settlements.

Operating expenses decreased by approximately $946,000 to approximately $814,000 in the quarter ended March 31, 2017 from approximately $1,760,000 in the quarter ended March 31, 2016, due to significant decreases in professional fees and legal settlements of $408,000, in advertising expenses of $235,000, and in other general and administrative expenses of $158,000. A large portion of the professional fees and legal settlements in the second quarter of 2016 were related to issues that resulted from the prior management's decisions. Costs related to these items decreased in the 2nd quarter of 2017 but were partially offset by professional fees related to the proxy contest.t. Proxy related costs were approximately $310,000

The net loss for the quarter ended March 31, 2017 was approximately $159,000, which was an improvement of $570,000 over the same quarter in the prior year, primarily due to the decrease in operating expenses.

Six Months Ending March 31, 2017 Highlights

Initial franchise fees were $340,000 lower when comparing the six months ending March 31, 2017 to the same period in the previous year. The decrease was due to BFK not being able to sell franchises in the United States until September of 2016 and the lead time required of those sales. Royalty fees were up approximately $74,000 when compared to the quarter ending March 31, 2016. The increase in royalties is primarily related to the increase in the royalty fee which went into effect in October of 2016 and contract settlements.

Operating expenses decreased by approximately $2,003,000 to approximately $1,592,236 in the six months ended March 31, 2017 from approximately $3,595,046 in the six months ended March 31, 2016, due to significant decreases in professional fees and legal settlements of $928,000, in advertising expense of $375,000, and in other general and administrative expenses of $277,000. A large portion of the professional fees and legal settlements in the first six months of 2016 were related to issues that resulted from the prior management's decisions. Costs related to these items decreased in the first six months of 2017 but were partially offset by professional fees related to the proxy contest. Proxy related costs were approximately $310,000.

The net loss for the six months ended March 31, 2017 was approximately $179,000 which was an improvement of $1,080,000 over the same quarter in the prior year, primarily due to the decrease in operating expenses.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the six months ending March 31, 2017 and 2016, the Company purchased property and equipment totaling approximately $1,000 and $70,000 respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures.

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our management, including our interim Chief Executive Officer and our Chief Financial Officer (who serves as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2017 that materially affected or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please see Note 7 Commitments and Contingencies, to the financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of CLC's most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit
10.1	Employment Agreement, dated as of January 25, 2017, between the Company and Karla Kretsch.(1)
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

(1)

Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on January 31, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: May 12, 2017	By:	/s/ Karla Kretsch
Karla Kretsch,
President and COO (Principal Executive Officer)

Dated: May 12, 2017	By:	/s/ Christian Miller
Christian Miller,
Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
10.1	Employment Agreement, dated as of January 25, 2017, between the Company and Karla Kretsch.(1)
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

———————

(1)

Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on January 31, 2017.