Form 10-Q
period 2017-06-30
CREATIVE LEARNING Corp
filed 2017-08-14
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,021,527 shares of common stock as of August 4, 2017.

1

CREATIVE LEARNING CORPORATION

FORM 10Q

Quarter Ended June 30, 2017

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; or

●	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

●	the operating and financial results of and our relationships with our franchisees;

●	actions taken by our franchisees that may harm our business;

●	incidents that may impair the value of our brand;

●	our failure to successfully implement our growth strategy;

●	changing economic conditions;

●	our need for additional financing;

●	risks associated with our franchisees;

●	litigation and regulatory issues; and

●	our failure to comply with current or future laws or regulations.

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	June 30,	September 30,
	2017	2016
Assets	(Unaudited)
Current Assets:
Cash	$156,664	$276,685
Restricted cash (marketing fund)	146,316	162,447
Accounts receivable, less allowance for doubtful accounts of approximately $331,000 and $218,000, respectively	316,733	240,640
Prepaid expenses	209,515	120,000
Notes receivable - current portion, less allowance for doubtful accounts of approximately $37,000 and $26,000, respectively	—	16,595
Income tax receivable	—	424,938
Total Current Assets	829,228	1,241,305

Notes receivable - net of current portion	58,620	60,150
Property and equipment, net of accumulated depreciation of approximately $232,000 and $188,000, respectively	256,038	299,320
Intangible assets	23,300	100,504
Deposits	9,975	1,425
Deferred tax assets	—	343,444
Total Assets	$1,177,161	$2,046,148

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$198,072	$171,828
Payroll accruals	14,244	15,844
Accrued liabilities	116,626	346,623
Unearned revenue	—	188
Accrued marketing fund	182,921	147,227
Customer deposits	5,000	5,000
Total Current Liabilities	516,863	686,710
Commitments and Contingencies - Note 9
Stockholders’ Equity:
Creative Learning Corporation stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized;
12,021,527 and 12,001,409 shares, issued and outstanding, respectively	1,202	1,200
Additional paid-in capital	2,846,270	2,534,554
Treasury Stock 65,100 shares and 65,100 shares, respectively (cost method)	(34,626)	(34,626)
Accumulated deficit	(2,152,548)	(1,141,690)
Total Stockholders’ Equity	660,298	1,359,438

Total Liabilities and Stockholders’ Equity	$1,177,161	$2,046,148

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For The Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenues:
Initial franchise fees	$5,522	$241,800	$145,835	$722,200
Royalties fees	546,135	611,173	1,726,433	1,717,676
Merchandise sales	—	384	60	597
	551,657	853,357	1,872,328	2,440,473
Operating expenses:
Franchise consulting and commissions	18,995	238,757	129,855	449,928
Franchise training and expenses	27,183	26,966	72,280	177,377
Salaries and payroll taxes	170,229	136,038	513,030	733,147
Stock-based compensation	311,718	—	311,718	—
Advertising	1,050	27,425	22,969	424,665
Professional fees and legal settlements	211,308	344,440	1,070,050	2,131,363
Office expense	1,451	5,493	6,276	31,663
Bad debt expense	42,662	15,740	146,093	64,550
Depreciation	16,909	15,698	44,362	38,381
Other general and administrative expenses	151,835	184,114	228,943	538,643
Total operating expenses	953,340	994,671	2,545,576	4,589,717
Income (loss) from operations	(401,683)	(141,314)	(673,248)	(2,149,244)

Other income (expense):
Interest income - net	48	413	87	3,271
Other income (expense)	3,176	(163)	18,410	18,968
Total other income	3,224	250	18,497	22,239
Loss before benefit from income taxes	(398,459)	(141,064)	(654,751)	(2,127,005)

(Provision for) benefit from income taxes	(433,065)	40,453	(356,107)	775,046
Net loss from continuing operations	$(831,524)	$(100,611)	$(1,010,858)	$(1,351,959)
Discontinued operations:
Operating income (loss) from discontinued operations	—	134	—	(12,087)
Income tax (provision) benefit	—	(116)	—	4,404
Income (loss) from discontinued operations	—	18	—	(7,683)
Net loss	$(831,524)	$(100,593)	$(1,010,858)	$(1,359,642)
Net loss per share
Basic and diluted
Continuing operations	$(0.07)	$(0.01)	$(0.08)	$(0.11)
Discontinued operations	$—	$0.00	$—	$(0.00)
Total	$(0.07)	$(0.01)	$(0.08)	$(0.11)
Basic and diluted weighted average number of common shares outstanding	12,005,850	12,001,409	12,002,889	12,001,409

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,010,858)	$(1,359,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	7,683
Depreciation	44,362	38,381
Bad debt expense	146,093	64,550
Deferred income taxes	343,444	(249)
Stock based directors’ fees	295,926	—
Stock based compensation	15,792	—
Impairment loss on intangible assets	77,204	—
Changes in operating assets and liabilities:
Restricted cash	16,131	132,180
Accounts receivable	(211,052)	62,768
Prepaid expenses	(89,515)	(53,722)
Notes receivable	6,991	69,339
Deposits	(8,550)	5,000
Accounts payable - related parties	—	(240)
Accounts payable - 3rd parties	26,244	190,741
Accrued liabilities	(229,997)	(215,054)
Unearned revenue	(188)	173,538
Payroll accruals	(1,600)	(24,837)
Accrued marketing	35,694	(83,513)
Customer deposits	—	(9,982)
Income tax receivable	424,938	(784,462)
Net cash used in operating activities	(118,941)	(1,787,521)
Net cash provided by discontinued operations	—	19,596
Cash flows from investing activities:
Acquisition of property and equipment	(1,080)	(69,076)
Net cash used in investing activities	(1,080)	(69,076)
Net change in cash	(120,021)	(1,837,001)
Cash, beginning of period	276,685	2,450,609
Cash, end of period	$156,664	$613,608

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities
Acquisition of treasury stock in conection with disposition of CI	—	16,500

The accompanying notes are an integral part of the consolidated financial statements.

Notes to Financial Statements

(Unaudited)

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates the wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively that offer children’s enrichment and education franchises. As of June 30, 2017, BFK franchisees operated in 632 territories in 42 states and 44 countries, and SF franchisees operated in 13 territories in 5 states and 2 countries.

The Company sold the Challenge Island Franchise Co., LLC (“CI”) concept on December 9, 2015, and as a result the Company is reporting CI as discontinued operations in the consolidated financial statements. See Note 8.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the nine months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2016. In addition, refer to Note 8 regarding the sale of CI and related discontinued operations classification.

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

Restricted Cash

The Company’s restricted cash is associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees’ gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 5).

Accounts and Note Receivables

The Company reviews accounts and note receivables periodically for collectability, establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at June 30, 2017 and September 30, 2016 were adequate, but actual write-offs could exceed the recorded allowance.

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

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended June 30, 2017 and 2016 of approximately $1,000 and $27,000, respectively.

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

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained with the ultimate realization being dependent on generating sufficient taxable income in future years. In the judgement of management and based upon projected future earnings, the Company increased its valuation allowance during the quarter from 50% to 100%. The total valuation allowance at June 30, 2017 was $675,433. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2017 and September 30, 2016, respectively, and has not recognized interest and/or penalties during the nine months ended June 30, 2017, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service.

Net earnings (loss) per share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Recent accounting pronouncements

Revenue from Contracts with Customers (Topic 606) has been discussed in several recent Accounting Standards Updates (“ASUs”), including ASU 2016-12, 2016-11, 2016-10 and 2016-8. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company in its fiscal year beginning October 1, 2018. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The adoption of this standard is not expected to be material.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company has chosen early adoption of this standard, and there was no material effect on the consolidated financial statements.

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

(2) Related Party

MC Logic, LLC (“MC Logic”) is 100% owned by Michelle Cote, who has served as the Company’s Creative Director since May 11, 2017, the Company’s President and Secretary from July 2015 until May 11, 2017, and is a former director and founder of the Company. Subsequent to the end of fiscal year 2015, the Company recorded a related party receivable of $7,500 which resulted from activities that occurred in 2016. The receivable is a net amount due resulting from pre-approved activities at an MC Logic Sew Fun Franchise location, which involved using the space for initial evaluation of a potential new franchise concept and for the Company’s use of the location to consider taking the Sew Fun franchise as a company store. During this time, MC Logic had been reimbursed for expended funds and had tendered to the Company certain revenues. The Company later changed strategy, resulting in the reversal of reimbursements to MC Logic and the return of revenues to MC Logic. The net result was $10,218 due from MC Logic. MC Logic paid the balance in June of 2016. In addition, the Company has entered into an arrangement with MC Logic under which MC Logic has agreed to pay the standard Sew Fun Studios monthly royalty fee due for this territory effective June 1, 2016. The Company has no receivable due from MC Logic as of June 2017 related to royalties.

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

(3) Notes and Other Receivables

At June 30, 2017 and September 30, 2016, the Company held certain notes receivables totaling approximately $95,000 and $102,000, respectively, for extended payment terms of franchise fees, generally non-interest bearing notes. The Company only writes off franchisees’ receivables in the event that the amounts are deemed uncollectible, which is generally when such franchisees leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2017	2018	2019	2020	2021	Thereafter	Total
Payment schedules for Notes Receivable	$12,972	$29,450	$16,000	$12,950	$12,950	$11,012	$95,334

(4) Impairment Loss on Intangible Assets

In fiscal years ending September 30, 2013 and 2014, the Company purchased franchise rights related to certain BFK franchise territories in various areas, mainly the Las Vegas and the Denver areas, and the Company had the intention of reselling such rights in the short term. Franchise rights are valued based upon the market value or current sales activities of franchises with similar market characteristics. During the current quarter, it became apparent that the franchise rights were overvalued and the Company would not be able to recoup its investment. Accordingly, during the quarter ended June 30, 2017, the Company recorded an impairment loss of approximately $77,000. This loss is part of the general and administrative expenses on the accompanying Consolidated Statements of Operations.

(5) Accrued Marketing Fund

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

At June 30, 2017 and September 30, 2016, the accrued marketing fund liability balances were approximately $183,000 and $147,000, respectively.

(6) Accrued Liabilities

The Company had accrued liabilities at June 30, 2017, and September 30, 2016 as follows:

	June 30,	September 30,
Accrued Liabilities	2017	2016
Accrued Audit Fees	10,000	13,753
Accrued Legal Fees and Legal Settlements	102,857	148,504
Accrued State Regulatory Settlement	—	149,366
Accrued Other	3,769	35,000
	$116,626	$346,623

(7) Stock-Based Compensation

On May 14, 2017, the Company granted options consistent with its corporate by-laws to purchase shares of the Company’s common stock to each of the members of the Company’s then Board of Directors, as follows:  Charles Grant – 900,000 shares, Joseph Marucci – 324,000 shares, Michael Gorin – 324,000 shares and JoyAnn Kenny, 216,000 shares. Each of the options has an exercise price of $0.30 per share, and is exercisable in full at any time during the five-year period commencing on the date of grant. The option grants were approved by the Company’s Board of Directors (the “Board”) based upon an independent compensation consultant’s investigation and that consultant’s analysis and compensation recommendations to the Board.  Among other things, the report concluded that the directors have: (i) served entirely without compensation (other than $4,500 paid to Mr. Marucci in or prior to July 2015) – Messrs. Grant and Marucci since March 2015 and Mr. Gorin and Ms. Kenny since July 2015; (ii) devoted more time and effort than what is to be expected or considered normal (especially the audit committee); (iii) been confronted by extenuating circumstances regarding the Company’s affairs that required substantial additional effort. Finally, the analysis indicated that Board Chair, Charles Grant, had expended a particularly large amount of effort, spending considerably more time performing board services than the other board members.

Also, pursuant to the employment agreement of Ms. Kretsch, the Company’s former President, she was entitled to receive equity grants on the last day of each calendar quarter, as follows (the “Equity Awards”):  (1) stock grants valued at $2,500 for each calendar quarter, and (2) option grants valued at $8,750 for each calendar quarter, in each case commencing with the quarter ending June 30, 2017 and based on the average closing value of the Company’s stock over the 30-day period prior to the date of the applicable grant.

If Ms. Kretsch’s employment under the Employment Agreement is terminated by the Company without “Cause” (as such term is defined in the Employment Agreement), other than under the circumstances described below, Ms. Kretsch will be entitled to receive the Equity Awards due for the quarter in which termination occurs. If Ms. Kretsch’s employment under the Employment Agreement is terminated by Ms. Kretsch for “Good Reason” (as such term is defined in the Employment Agreement), or by the Company for Cause within six months of a change in control of the Company or if the Company is taken private, Ms. Kretsch will be paid an amount equivalent to her base salary for a period of three months following the date of termination, and will also be entitled to receive the Equity Awards due for the quarter in which termination occurs and the immediately following quarter. As described under Note 10 – Subsequent Events, Ms Kretsch informed the Company of her intention to resign as President of the Company.

On May 13, 2017, the Company issued 8,000 shares of the Company’s common stock, and granted options to purchase 28,000 shares of the Company’s common stock at an exercise price of $0.25 per share, exercisable in full at any time during the five-year period commencing on the date of the grant, to Karla Kretsch, the Company’s former President. The shares and options were issued pursuant to the terms of Ms. Kretsch’s employment agreement with the Company, on account of Ms. Kretsch’s service to the Company for the quarter ended March 31, 2017.

Based on the same employment agreement, for the quarter ending June 30, 2017, the Company issued 12,118 shares of the Company’s common stock, and granted options to purchase 42,414 shares of the Company’s common stock at an exercise price of $0.2063 per share, exercisable in full at any time during the five-year period commencing on the date of the grant.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and members of the Board. Each grant is evaluated based upon assumptions at the time of the grant. The assumptions used in our calculations are no dividend yield, expected volatility between 129.03% and 134.69%, risk-free interest rate of 1.85% to 1.89%, and expected term of 2.5 years. The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical stock prices over a period equivalent the expected life in years. The risk-free interest rate is based on the US Treasury’s Daily Treasury Yield Curve Rates at the date of grant with a term consistent with the expected life of the options granted. The expected term calculation is based on the “simplified method” allowed by the SEC, due to no applicable historical exercise data available.

The Company recorded the following stock compensation expense in its Consolidated Statements of Operations:

	For the Three Months Ended		For the Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Stock grants, per employment agreement	4,500	—	4,500	—
Total Stock Grants	4,500	—	4,500	—

Stock options, per employment agreement	11,292	—	11,292	—
Stock options, Board of Directors	295,926	—	295,926	—
Total Stock Options	307,218	—	307,218	—

Total Stock-based Compensation	311,718	—	311,718	—

Assumptions for Black-Scholes Valuation

	Number of	Exercise	Remaining
	Shares	Price	Term	Fair Value
Options granted May 13, 2017	28,000	$0.25	2.5 years	$4,896

Options granted May 14, 2017	1,764,000	$0.30	2.5 years	$295,926

Options granted June 30, 2017	42,414	$0.21	2.5 years	$6,396

(8) Discontinued Operations

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

The following table lists the operating loss on the assets held for sale in 2016, there was no activity in 2017:

	Three months	Nine months
Operating Loss on discontinued operations	ended 6/30/16	ended 6/30/16
Revenue	$134	$(5,882)
Advertising and Promotion	—	(7,635)
General and Administrative Expenses	—	1,430
Operating Loss on discontinued operations	$134	$(12,087)

(9) Commitments and Contingencies

Lease Commitments

Rent expense was approximately $3,000 and $4,000, respectively, for the three months ended June 30, 2017 and 2016. For the nine months ended June 30, 2017 and 2016, respectively, the rent expense was approximately $11,500 and $22,000. See Note 2 relating to 2016.

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

The Company settled a lawsuit brought by Sew Fun, LLC (SFLLC) and individuals associated with it. The settlement agreement’s financial terms were negotiated to minimize impact upon the Company’s cash flow.

The Company also settled a defamation suit brought by a former officer of the Company relating to a SEC Form 8-K the Company filed in September 2014. Per this settlement, the Company has filed a corrected SEC Form 8-K, and has negotiated financial terms to minimize impact upon the Company’s cash flow.

The Company also settled disputes with three different franchisees. Despite the fact that two of the franchisees sought substantial damages, the Company settled all three of the matters under terms in which two of the franchisees made payments to the Company and the third received no funds from the Company.

The Company continues to be engaged in an arbitration proceeding with another franchisee, which matter is in the discovery stage.

Creative Learning Corporation v. Furlow, et al. On May 15, 2017, the Company filed a complaint in federal district court in Jacksonville against two shareholders that were advancing a shareholder consent contest seeking to replace two of the Company's board members with three new board members. The Company brought suit in challenging the shareholders' conduct in the shareholder consent. The defendants prevailed in the shareholder consent contest. The case is pending. The newly configured board is evaluating proper handling of the case.

(10) Subsequent Events

On July 6, 2017, the Company received written consent of stockholders representing 51.7% of the issued and outstanding shares of common stock of the Company to take the following actions: (i) amend the bylaws of the Company to permit stockholders to fix the size of the Board; (ii) fix the size of the Board at five (5); (iii) remove Charles Grant and Michael Gorin from the Board and from any committees of the Board of the Company that Messrs. Grant and Gorin may hold with the Company; and (iv) elect Blake Furlow, Gary Herman and Bart Mitchell to the Board to replace Messrs. Grant and Gorin, and to fill the newly created position.

On July 26, 2017, Karla Kretsch informed the Company of her intention to resign as President of the Company. Ms. Kretsch remained with the Company through August 7, 2017, and is expected to provide assistance with transition matters after her departure.

Since Ms. Kretsch’s employment was terminated by Ms. Kretsch for “Good Reason” (as such term is defined in the Employment Agreement), Ms. Kretsch will be paid an amount equivalent to her base salary for a period of three months following the date of termination, and will also be entitled to receive the Equity Awards due for the quarter in which termination occurred, and the immediately following quarter. The total compensation related to Ms. Kretsch termination of her employment agreement is approximately $69,000 including stock grants and options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of June 30, 2017, BFK franchisees operated in 632 territories in 42 states and 44 countries, and SF franchisees operated in 13 territories in 5 states and 2 countries.

Three Months ending June 30, 2017 Highlights

Initial franchise fees decreased approximately $236,000 for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016. The decrease was due to BFK not selling any domestic franchises and the long lead time for international sales. Royalty fees also decreased approximately $65,000 when compared to the quarter ending June 30, 2016. The decrease in royalties is related to the loss of some franchisees that the Company has not been able to replace with the sales of new franchises.

Operating expenses decreased by approximately $41,000 to approximately $953,000 in the quarter ended June 30, 2017 from approximately $995,000 in the quarter ended June 30, 2016, due to significant decreases in franchise consulting and commissions of $220,000 and professional fees and legal settlements of $133,000 offset by an increase of $312,000 in stock-based compensation expense for options recently granted. There was no stock-based compensation expense in the prior comparable period. The stock-based compensation expense relates to options granted primarily to the Board for their service. The decrease in consulting and commissions is partly due to lower commissions and lower consulting fees. Professional fees and legal settlements decreased for the three months ended June 30, 2017 due to the Company having fewer legacy issues than in the prior period. The Company also recorded a loss of $77,000 on the impairment of certain intangible assets.

In comparing the results for the three months ended June 30, 2017 to the same period in the prior year, the revenues are down, and the decrease was slightly offset by a decrease in operating costs. The operating cost decreases were significantly offset by the increase of $312,000 in stock-based compensation expense during the period for options recently granted. Also during the period, management increased the valuation allowance on the deferred tax assets which contributed to the income tax expense of $433,065 for the three months ended June 30, 2017. The net loss from operations was $831,524 for the three months ended June 30, 2017 or $730,913 greater than the loss in the three months ended June 30, 2016.

Nine Months Ending June 30, 2017 Highlights

Initial franchise fees were $576,000 lower in the nine months ended June 30, 2017 when compared to the same period in the prior year. The decrease was due to BFK not selling any domestic franchises and the long lead time for international sales. Royalty fees were flat when compared to the nine months ended June 30, 2016.

Operating expenses decreased by approximately $2,044,000 to approximately $2,546,000 in the nine months ended June 30, 2017 from approximately $4,590,000 in the nine months ended June 30, 2016, due to significant decreases in professional fees and legal settlements of $1,061,000, in advertising expense of $402,000, and in other general and administrative expenses of $310,000 offset by a significant increase in stock-based compensation expense of $312,000 for stock options recently granted. There was no stock-based compensation expense in the prior comparable period.

Also, during the period, management increased the valuation allowance on the deferred tax assets which contributed to the income tax expense of $356,107 for the nine months ended June 30, 2017. The loss from operations for the nine months ended June 30, 2017 was approximately $1,011,000 which was an improvement of $341,000 over the same period in the prior year, primarily due to the decrease in operating expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. From January 2016 through August 2016, the Company was not able to sell franchises in the United States, and at the same time the Company had significant professional fees and regulatory cash outlays which placed adverse pressure on the Company’s liquidity. The Company believes its cash outlays related to professional fees and regulatory functions will return to traditional levels for a similar business. The Company will seek a line of credit in the upcoming period, but there can be no assurance that the Company will be successful in obtaining a line of credit.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the nine months ending June 30, 2017 and 2016, the Company purchased property and equipment totaling approximately $1,000 and $70,000 respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Financial Officer (who serves as our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 1. Legal Proceedings

Please see Note 9 Commitments and Contingencies, to the financial statements contained elsewhere in this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of Creative Learning Corporation’s most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

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

CREATIVE LEARNING CORPORATION

Dated: August 14, 2017	By:	/s/ Christian Miller
Christian Miller,
Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

EXHIBIT INDEX

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on January 31, 2017.