Form 10-K
period 2017-09-30
CREATIVE LEARNING Corp
filed 2018-01-04
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

CREATIVE LEARNING CORPORATION

Delaware	20-4456503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

701 Market Street, Suite 113

St. Augustine, FL 32095

(904) 824-3133

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No   ☒.

As of December 15, 2017, the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $0.15 closing price of the registrant’s common stock as reported on the OTC bulletin board on that date, was approximately $1.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

At December 12, 2017, there are 12,075,875 shares of common stock of the registrant outstanding.

i

Unless the context otherwise requires, when we use the words the “Company,” “Creative Learning,” “CLC” “we,” “us,” “our” or “our Company” in this Form 10-K, we are referring to Creative Learning Corporation, a Delaware corporation, and its subsidiaries.

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

ii

PART I

Item 1. Business

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee, renewal fees and monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At September 30, 2017, the Company had 531 Bricks 4 Kidz® and Sew Fun Studios® franchises, 30 Bricks 4 Kidz® master franchises, and 91 Bricks 4 Kidz® sub-franchises operating in 44 countries.

Company Background

The Company was formed in March 2006 under the name B2 Health, Inc. to design, manufacture and sell chiropractic tables and beds. The Company generated only limited revenue and essentially abandoned its business plan in March 2008. In July 2010, the Company’s name was changed to Creative Learning Corporation.

On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company formed in May 2009, under a Stock Exchange Agreement with the members of BFK for 9,000,000 shares of the Company’s common stock. BFK offers a franchise concept known as Bricks 4 Kidz®, a mobile business operated by franchisees within a specific geographic territory offering project-based programs designed to teach principles and methods of engineering to children ages 3-13+. BFK began selling franchises in July 2009.

On January 26, 2015 the Company formed SF Franchise Company, LLC (“SF”) for the purpose of offering a third franchise concept known as Sew Fun Studios®. Sew Fun Studios® is a mobile business operated by franchisees within a specific geographic territory offering creative project-based activities, classes, and programs in fashion and interior design and sewing to children and adults.

BFK

BFK franchises, which conduct business under the trade name BRICKS 4 KIDZ®, offer programs designed to teach principles and methods of engineering to children between the ages of 3 and 13 using LEGO® plastic bricks and other LEGO® products through classes, field trips, and other organized activities that are designed to enhance and enrich the traditional school curriculum, trigger young children’s lively imaginations and build self-confidence. BFK’s programs foster creativity and provide a unique atmosphere for students to develop problem-solving and critical-thinking skills by designing and building machines, catapults, pyramids, race cars, buildings and numerous other systems and devices using LEGO® bricks and other LEGO® products. The Company may provide training and corporate franchisee support to all franchisees and recognizes revenue from the sale of its franchises when all initial training, pursuant to the terms of the franchise agreements, is completed.

BFK franchises are mobile models, with activities scheduled in locations such as preschools, elementary and middle schools, camps, birthday parties, community centers and churches.

At September 30, 2017, BFK had 519 franchise territories, 30 master franchises, and 91 sub-franchises operating in 41 states, the District of Columbia, Puerto Rico, and 44 foreign countries. The following table details franchise activity:

BFK

Franchise Territories

September 30, 2015	679
Additions	19
Terminations and non-renewals	—
September 30, 2016	698
Additions	22
Terminations and non-renewals	80
September 30, 2017	640

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

Under a franchise agreement, a franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical-sized, domestic, single territory franchise fee is $25,900. If the franchisee is granted an additional geographic area to increase the size of their territory, then the franchisee must pay an additional fee in the amount of $10,000. If the franchisee is in good standing and is granted a second or additional franchise, then the franchisee must pay a franchise fee in the amount of $18,000 for each additional franchise.

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2017, BFK sold three master franchises at an average price of approximately $62,000. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory.

The Company uses a network of franchise advertising and promotion media to contact prospective franchisees. When a potential contact is received, the initial information relating to a buyer is passed to a franchise sales broker or director of business development to initiate contact with the potential new franchisees. The responsibility of the sales broker and/or director of business development is to thoroughly vet the potential franchisee for compatibility with the franchise concept, among other things. As part of the process of vetting potential franchisees, the Company requires all prospective franchisees to complete a Request for Consideration form. Upon completion of the process the sales broker is paid a commission typically ranging from 20% to 30% of the franchise fee while the director of business development commission ranges between 5% to 7%.

The franchisee is granted a limited exclusive territory and a license to use the “Bricks 4 Kidz®” name, trademarks and course materials in the franchised territory. The franchisee is required to conform to certain standards of business practices and comply with all applicable laws. Each franchise is run as an independent business and, as such, is responsible for its operation, including employment of adequate staff.

The term of the franchise is for ten years. Subject to any applicable laws, BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000. The Company was suspended from selling franchises in the United States for a portion of the 2016 fiscal year. The Company had temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements.

Franchise Disclosure Document

Under federal law, the Company is required to (a) prepare a franchise disclosure document (“FDD”) including federally mandated information, (b) provide each prospective franchisee with a copy of the FDD, and (c) wait 14 calendar days before entering into a binding agreement with the prospective franchisee or collecting any payment from any prospective franchisee.  Federal law does not regulate the franchise relationship or require any filing or registration of the FDD on the part of a franchisor. The Company is also required to comply with certain state regulations in connection with the offer and sale of franchises, including the requirement of the Company to submit the FDD for registration with a number of states before offering or selling franchises within those states.  The states requiring registration of the FDD are:  California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin.  In these states, state regulatory agencies review the FDD to confirm compliance with state statutory requirements. These state agencies can deny registration of the FDD if they determine that the FDD fails to meet state statutory requirements. If a state denies the issuance of an effective registration, a franchisor is prohibited from offering or selling franchises in that state. See “Government Regulation” below for more information.

Royalty and Marketing Fees

The Company invoices all applicable franchisees a royalty fee on a monthly basis. Every U.S. franchisee, upon signing a franchise agreement, has authorized and provided the required banking information to allow the electronic collection of all fees. Approximately three days after the invoice has been issued to the franchisee, an ACH draft (automatic deduction from the franchisee bank account) for the royalty fee withdrawal is processed through the Company’s banking system. When the Company changes its royalty structure, existing franchisees maintain their contractual franchise royalty rate unless they agree to amend those rates.

Based upon the number of franchise territories owned and the length of time the franchisee has been in operations, historically, domestic and international franchisees were required to pay BFK a royalty fee amounting to 7% of gross receipts reported in the Franchise Management Tool (“FMT”). BFK also received a percentage of royalty payments received by master franchisees from their sub-franchisees. Franchisees were billed monthly for their 7% royalty payments, based upon gross receipts, due to the Company. The franchisees were required to pay the Company a minimum royalty fee per each franchise territory they own. Billing of the minimum royalty fee amount to each franchisee took place every 12 weeks and the minimum amount was calculated by comparing the amounts between the regular royalties billed for the prior 12 weeks to the 12 week minimum royalty payment due to the Company, per the franchise agreement. The 12-week minimum royalty payment due to the Company was $1,500 for the first franchise territory owned (equating to a minimum average fee of $500 per month) and $750 for the second franchise territory owned (equating to a minimum average fee of $250 per month). The minimum amount due for the third franchise territory was $1,500 and the fourth franchise territory was $750. After the end of each 12-week period, franchisees are required to pay to the Company the amount, if any, by which the minimum royalty exceeds the sum of the royalties paid over the 12-week period, per the franchise agreements prior to October 1, 2015.

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

The following is the royalty fee structure:

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

Each franchisee has been given the option to amend their franchise agreement contract and elect this new royalty fee structure. Less than 2% of franchisees did not agree to amend their franchise agreements to the new program. Any franchisees which did not elect the new royalty fee structure will remain subject to the historic royalty structure described above.

BFK administers a marketing fund for domestic and Canadian franchisees for the purpose of building brand awareness in their respective countries. The marketing fund expenditures are funded by BFK collecting a 2% marketing fee, based upon gross receipts reported in the FMT, from domestic and Canadian franchisees. The respective franchisees are typically invoiced the middle of each month for the prior month’s receipts. These marketing fee receipts and expenses are accounted for separately and are not reported as revenue or expenses for BFK. The collections of these funds are done using the Company’s ACH program, as agreed to by each franchisee in their Franchise Agreement. The Marketing Fund is segregated into a separate bank account.

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

Sew Fun Studios

The Company is in the process of revising SF’s form of franchise agreement to address common franchise issues consistent with best practices. SF expects to file state-required initial, amended or renewal franchise materials during the 2nd quarter of fiscal year 2018. Franchises sold under this franchise concept operate businesses offering creative project-based activities, classes and programs in fashion and interior design and sewing to children and adults at locations such as elementary and middle schools, camps, social events, community centers and churches. At September 30, 2017, SF had 12 franchise territories in locations and states that do not require registration. The franchises are in five states and Puerto Rico, as well as one franchisee in each Canada and Ireland. When the Company finalizes the disclosure document and it is accepted by the regulatory states, we expect that general sales of franchises will begin in those regulatory states.

Franchising Process

Initial contact between a potential franchisee and the Company may result from a potential franchisee contacting the Company, either by phone or electronically. Potential franchisees may also be introduced to the Company by brokers and/or other parties, and the Company may pay commissions and consulting fees to the brokers. The Company has discontinued its previous practice of introducing franchisee candidates to third party financing sources to cover franchising expenses, as well as, paying commissions and consulting fees to the Company’s directors and officers. See Item 11, “Executive Compensation — Summary Compensation Table” and Item 13, “Certain Relationships and Related Transactions and Director Independence.”

After initial contact, one of the Company’s franchise consultants and/or internal sales personnel interviews each prospective franchisee (the “candidate”) to determine whether the candidate may make a successful franchisee. If the franchise consultant determines that the candidate may make a successful franchisee, the candidate submits a request for consideration (“RFC”). The Company reviews the RFC, and if the RFC is approved, the franchise consultant continues the vetting process, which focuses on financial and other factors.

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

The Company will sell a franchise for a particular territory only when the Company has a reasonable belief that the potential franchisee meets the Company minimum criteria. If a franchisee is not successful, the Company may terminate the franchise agreement by providing notice to the franchisee or repurchasing the franchise from the franchisee. Until the Company provides a notice of termination or repurchases the franchise and terminates the franchise by mutual agreement, the Company considers the franchise to be active.

Government Regulation

The offer and sale of franchises is regulated by the Federal Trade Commission (the “FTC”) and some state governments.

In 1979, the Federal Trade Commission promulgated what became known as the FTC Franchise Rule. The FTC Franchise Rule requires that the franchisor provide a FDD to each prospective franchisee prior to execution of a binding franchise agreement or payment of money by the prospective franchisee. The FTC Franchise Rule does not regulate the franchise relationship or require any filing or registration on the part of a franchisor.

However, the FTC Franchise Rule does not preempt state law and, as a result, states may (and, some have) imposed additional requirements on franchisors. For example, the following states require franchisors (i) to register their franchise offerings (or qualify for an exemption) with the state prior to the offer and sale of franchises in the state, and (ii) subject to certain exemptions, to provide all prospective franchisees with a registered FDD prior to the offer and sale of a franchise in the state: California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin (the “Franchise Registration States”). The registration process is not uniform in each Franchise Registration State. Most Franchise Registration States require the franchisor to submit an application, which includes a FDD, in order to register to sell franchises within that state. Many, but not all, of the state regulatory agencies in the Franchise Registration States review the franchisor’s registration application, the FDD, the proposed franchise agreement and any other agreements franchisees must sign, the financial condition of the franchisor, and other material information provided by the franchisor in its application. These state agencies have the authority to deny a franchisor’s application for registration and prohibit the franchisor from offering or selling franchises in the state.

In addition, there are numerous states that have laws that regulate the relationship between a franchisor and a franchisee after the sale of the franchise.

Under the FTC Franchise Rule, the FTC has the authority to seek civil penalties against a franchisor for violations of the FTC Franchise Rule. Each of the Franchise Registration States has similar authority to seek penalties for violations of their state franchise registration and disclosure laws. Violations may include offering or selling an unregistered franchise, failing to timely provide the disclosure document to a prospective franchisee or making misrepresentations in the FDDs. Additionally, officers, directors and individuals with management responsibility for the franchisor may have personal liability for violations of franchise laws if they had knowledge of (or should have had knowledge of) or participated in the violations.

There is no direct, private right of action for a violation of the FTC Franchise Rule. However, most of the Franchise Registration States provide for a private right of action for a violation of the state’s franchise registration and disclosure law. Remedies available under these laws typically include damages, rescission of the franchise agreement and attorneys’ fees.

On January 29, 2016, the Company had temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016. This temporary suspension of domestic franchise offer and sales did not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees.

General

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents one additional unit.

At September 30, 2017, the Company had 9 employees on a full time basis.

Available Information

We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or (the “SEC”). Our corporate website is www.creativelearningcorp.com. The information in this website is not a part of this report.

Item 1A. Risk Factors

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

Risks Related to Our Business

Our revenues decreased in fiscal year 2017 as compared to fiscal year 2016

Our revenues decreased materially in fiscal year 2017 to $2,456,033 from $3,238,359 in the prior year, a decrease of $782,326 or 24%, primarily due to lower Initial franchise sales, as the Company did not sell any new U.S. Franchises during the year and sold less International Franchises than the previous year. We may incur losses in the future and cannot be certain that we can generate sufficient revenues to achieve profitability. Continued losses or decreased revenues may impair our ability to attract new franchisees and maintain positive working relationships with our current franchisees. In addition, if we continue to incur losses, we may need to seek additional financing which could be dilutive to our stockholders.

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

Our franchisees are independent third party business owners who are contractually obligated to operate in accordance with the operational and other standards set forth in the franchise agreement. Although we engage in a thorough screening process when reviewing potential franchisee candidates, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved territories. In addition, certain state franchise laws may limit our ability to terminate, not renew or modify these franchise agreements. As independent business owners, the franchisees oversee their own daily operations. As a result, the ultimate success and quality of any franchise rests with the franchisee. If franchisees do not successfully operate in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected and our brand image and reputation could be harmed, which in turn could adversely affect our results of operations and financial condition.

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

Our success is substantially dependent upon our ability to maintain and enhance the value of our brand, the customers of our franchisees’ connection to our brand and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationships with our franchisees, our growth strategies, our development efforts or the ordinary course of our, or our franchisees’, businesses. Other incidents that could be damaging to our brand may arise from events that are or may be beyond our ability to control, such as:

●	actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise;

●	data security breaches or fraudulent activities associated with our and our franchisees’ electronic payment systems;

●	litigation and legal claims;

●	third-party misappropriation, dilution or infringement of our intellectual property; and

●	illegal activity targeted at us or others.

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

Our growth strategy relies in large part upon new business development by existing and new franchisees. Our franchisees face many challenges in growing their businesses, including:

●	availability and cost of financing;

●	securing required domestic or foreign governmental permits and approvals;

●	trends in new geographic regions and acceptance of our products and services;

●	competition with competing franchise systems;

●	employment, training and retention of qualified personnel; and

●	general economic and business conditions.

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

We currently have no revolving credit facility or other committed source of recurring capital. Unless we are able to increase our revenues or decrease our operating expenses from recent historical run-rate levels, we expect that we may need to obtain additional capital during fiscal year 2018 to fund our planned operations. If our cash flows from operations do not meet or exceed our projections, we may need to pursue one or more alternatives, such as to:

●	reduce or delay planned capital expenditures or investments in our business;

●	seek additional financing or restructure or refinance all or a portion of our indebtedness at or before maturity;

●	sell assets or businesses;

●	sell additional equity; or

●	curtail our operations.

Any such actions may materially and adversely affect our future prospects. In addition, we cannot ensure that we will be able to raise additional equity capital, restructure or refinance any of our indebtedness or obtain additional financing on commercially reasonable terms or at all. To ensure that the Company has sufficient liquidity, the Company received confirmation letters as further described under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.

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

We currently have no outstanding debt, other than the current liabilities reflected in the accompanying consolidated financial statements. We may incur indebtedness in the future. Any long-term indebtedness we may incur and the fact that a substantial portion of our cash flow from operating activities could be needed to make payments on this indebtedness could have adverse consequences, including the following:

●	reducing the availability of our cash flow for our operations, capital expenditures, future business opportunities, and other purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate, which would place us at a competitive disadvantage compared to our competitors that may have less debt;

●	limiting our ability to borrow additional funds;

●	increasing our vulnerability to general adverse economic and industry conditions; and

●	failing to comply with the covenants in our debt agreements could result in all of our indebtedness becoming immediately due and payable.

Our ability to borrow any funds needed to operate and expand our business will depend in part on our ability to generate cash. Our ability to generate cash is subject to the performance of our business as well as general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operating activities or if future borrowings are not available to us in amounts sufficient to enable us to fund our liquidity needs, our operating results, financial condition, and ability to expand our business may be adversely affected. Moreover, our inability to make scheduled payments on our debt obligations in the future would require us to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity

We are subject to a variety of additional risks associated with our franchisees.

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

Franchisee litigation; effects of regulatory efforts. We and our franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal injury claims, litigation with or involving our relationship with franchisees, litigation alleging that the franchisees are our employees or that we are the co-employer of our franchisees’ employees, employee allegations against the franchisee or us of improper termination and discrimination, landlord/tenant disputes and intellectual property claims, among others. Each of these claims may increase costs, reduce the execution of new franchise agreements and affect the scope and terms of insurance or indemnifications we and our franchisees may have. In addition, we and our franchisees are subject to various regulatory enforcement actions regarding among other things franchise and employment laws, such as: failure to comply with franchise registration and disclosure requirements; the provision to prospective franchisees of business projections; efforts to categorize franchisors as the co-employers of their franchisees’ employees; legislation to categorize individual franchised businesses as large employers for the purposes of various employment benefits; and other legislation or regulations that may have a disproportionate impact on franchisors and/or franchised businesses. These changes may impose greater costs and regulatory burdens on franchising, and negatively affect our ability to sell new franchises.

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

While our franchisee revenues are not concentrated among one or a small number of parties, the success of our business is significantly affected by our ability to maintain contractual relationships with profitable franchisees. A typical franchise agreement has a ten-year term. If we fail to maintain or renew our contractual relationships on acceptable terms, or if one or more significant franchisees were to become insolvent or otherwise were unwilling to pay amounts due to us, our business, reputation, financial condition and results of operations could be materially adversely affected.

Our business is subject to various laws and regulations, and changes in such laws and regulations, or failure to comply with existing or future laws and regulations, could adversely affect our business.

We are subject to the FTC Franchise Rule promulgated by the FTC that regulates the offer and sale of franchises in the United States and that requires us to provide to all prospective franchisees certain mandatory disclosure in a FDD. In addition, we are subject to state franchise sales laws in 14 states that regulate the offer and sale of franchises by requiring us to make a franchise filing and, in some instances, or obtain approval by the state franchise agency of that filing prior to our making any offer or sale of a franchise in those states and to provide a FDD to prospective franchisees in accordance with such laws. We are also subject to franchise laws in certain provinces in Canada, which, like the FTC Franchise Rule, require presale disclosure to prospective franchisees prior to the sale of a franchise. We must also comply with international laws, including franchise laws, in the countries where we have franchise operations or conduct franchise offer and sales activities. Failure to comply with such laws may result in a franchisee’s right to rescind its franchise agreement and to seek damages, and may result in investigations or actions from federal or state franchise authorities, civil fines or penalties, and stop orders, among other remedies. We are also subject to franchise relationship laws in approximately 24 states that regulate many aspects of the franchisor-franchisee relationship, including renewals and terminations of franchise agreements, franchise transfers, the applicable law and venue in which franchise disputes must be resolved, discrimination and franchisees’ right to associate, among others. Our failure to comply with such franchise relationship laws could result in fines, damages, restitution and our inability to enforce franchise agreements where we have violated such laws. Our non-compliance with federal and state franchise laws could result in liability to franchisees and regulatory authorities (as described above), inability to enforce our franchise agreements, required rescission of franchise agreements and a reduction in our anticipated royalty revenue, which in turn may materially and adversely affect our business and results of operating.

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

We have identified material weaknesses in our internal controls over financial reporting in the past.

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

The markets for our services are competitive, and we may be unable to compete successfully.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter. These fluctuations may cause the market price of our common stock to decline. We base our planned operating expenses in part on expectations of future revenues, and our expenses are relatively fixed in the short term. If revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. In future periods, our revenue and operating results may be below the expectation of analysts and investors, which may cause the market price of our common stock to decline. Factors that are likely to cause our revenues and operating results to fluctuate include those discussed elsewhere in this section.

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

We rely on a combination of trademark, copyright and trade secret laws, and contractual restrictions, such as confidentiality agreements and licenses, to establish and protect our proprietary rights. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our proprietary rights may not be adequately protected because:

●	laws and contractual restrictions may not prevent misappropriation of our technologies or deter others from developing similar technologies; and

●	policing unauthorized use of our products and trademarks is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use.

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

We depend on key executive management and other key personnel, and may not be able to retain or replace these individuals or recruit additional personnel, which could harm our business.

On August 7, 2017, Karla Kretsch resigned as President of the Company. Accordingly, the Company is actively recruiting additional experienced senior management. Because of the intense competition for these employees and because of other risk factors identified in this report, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements. All of our key employees are employed on an “at will” basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

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

As of December 15, 2017, our executive officers directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 31% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors (the “Board”). These provisions include those that: authorize the issuance of up to 10,000,000 shares of preferred stock in one or more series without a stockholder vote. In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condominium complex in St. Augustine, Florida. The Company owns three of the office condominiums and rents one additional unit. We believe this facility is adequate to meet our current needs.

Item 3. Legal Proceedings

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“FV”). The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain.

On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. The Company denies the allegation and intends to vigorously litigate this matter.

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) alleged that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated.

On June 23, 2016, the Company filed a counterclaim against FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors.

On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Pappas does amend his complaint, the Company will vigorously defend the proposed claim.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures, LLC. The same Plaintiffs also initiated arbitration on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages.

On May 9, 2017, franchisee, Back and 4th, LLC, along with its owner, Kristena Bins-Turner, initiated arbitration against the Company for breach of contract, alleging that they did not receive adequate value for royalty payments made under the franchise agreement, for fraud, alleging material misrepresentations and omissions prior to entry into the franchise agreements, and for misrepresentation violations of Florida Statute 817.416. (American Arbitration Association, Case. No. 01-16-004-3745). Franchisee and its owner seek an unspecified amount of damages. The Company contested the allegations and its liability for any damages at an evidentiary hearing held December 5-7, 2017. A final determination on the matter is pending.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben & Kate Schreiber initiated arbitration against the Company. (American Arbitration Association, Case No. 01-17-0006-8120). Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. The Company is vigorously contesting the allegations and its liability for any damages.

On August 21, 2017, the SEC filed a Civil Complaint against the Company and certain former executive officers and directors in the United States District Court for the Middle District of Florida, Jacksonville Division, as Civil Action No. 3:17-cv-00954-TJC-JRK. The Civil Complaint was in regards to alleged violations of federal securities law occurring between 2011 and 2015. On August 22, 2017, the SEC also filed with the court the Company’s formal Consent to a full resolution of all allegations pertaining to the Company. Pursuant to the Consent, without admitting or denying the allegations, the Company agreed to the entry of a final judgment that permanently enjoins it from violating the sections of the federal securities laws listed in the Civil Complaint. On September 20, 2017, the United States District Court for the Middle District of Florida, Jacksonville Division issued the final judgment order as to the Company in the Civil Action No. 3:17-cv-00954-TJC-JRK. The entering of the final judgment order has resolved all allegations pertaining to the Company. The Company was not assessed any monetary penalties.

On September 21, 2017, the Company filed a notice of voluntary dismissal without prejudice in the United States District Court for the Middle District of Florida, Jacksonville Division, in its lawsuit against Blake and Anik Furlow relating to their conduct in the shareholder consent.  The Company filed the complaint on May 15, 2017, and after consideration, decided it was not in the best interest of the Company to proceed with the litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

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

Quarter Ending	High	Low
9/30/17	$ 0.18	$ 0.18
6/30/17	$ 0.21	$ 0.21
3/31/17	$ 0.15	$ 0.15
12/31/16	$ 0.15	$ 0.15
09/30/16	$ 0.23	$ 0.11
06/30/16	$ 0.22	$ 0.13
03/31/16	$ 0.32	$ 0.13
12/31/15	$ 0.32	$ 0.32

At December 18, 2017, the Company had 12,075,875 outstanding shares (12,140,975 shares issued less 65,100 shares held by the Company as treasury) of common stock and 131 shareholders of record.

Dividends

Holders of common stock are entitled to receive dividends as may be declared by the Company’s Board. The Company’s Board is not restricted from paying any dividends but is not obligated to declare a dividend. No dividends have ever been declared, and it is not anticipated that dividends will be paid in the foreseeable future. Any indebtedness the Company incurs in the future may also limit its ability to pay dividends. Investors should not purchase the Company’s common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our equity securities during the fourth quarter of the fiscal year covered by this report.

Item 6.   Selected Financial Data

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company experienced a year of decline in the number of franchises, compared to fiscal year 2016, decreasing from 710 franchise territories to 652, within the two brands. The reduction in the growth rate of franchises sold in fiscal year 2017 resulted in a decrease in Initial franchise fees of approximately $725,000, in a year-to-year comparison. The decrease in franchise sales was due to a lack of marketing sales worldwide and a more stringent qualification procedures. The loss of the territories during the period is the result of the company work to discharge our non-performing franchisees from the system.

The Company’s Revenue decreased to $2,456,033 in fiscal year 2017 from $3,238,359 in the prior year, a decrease of $782,326 (-24%), primarily due to lower Initial franchise sales, as the Company did not sell any new U.S. Franchises during the year and sold less International Franchises than the previous year. Operating Expenses decreased to $3,148,485 in fiscal year 2017 from $5,634,073 in the prior year, a decrease of $2,485,588 due to significant decreases in all categories, including professional fees & legal settlements of $1,393,861, advertising of $414,194, consulting and commissions of $375,333, and other general and administrative expenses of $366,609 year over year, offset by an increase in stock-based compensation of $360,738, year over year. The Company’s Net Loss decreased to a loss of $1,031,002 in fiscal year 2017 from a loss of $1,808,849 the prior year, a change of $777,847, primarily due to the lower operating expenses.

On December 9, 2015, the Company completed the sale of the Challenge Island business to the prior owner of the business, pursuant to an asset sale and purchase agreement entered into on that date. See Note 12 to the Consolidated Financial Statements.

On January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s FY2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted sales efforts in September of 2016. It expects to resume sales effort of Sew Fun Studios® in 3rd Quarter of 2018 in 70% of the states in which Sew Fun Studios® currently sell franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the franchise initial, amended or renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales does not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees.

Results of Operation

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2017 and 2016:

	Franchises Sold
Franchise Activity	Fiscal Years Ended
	September 30,
Creative Learning Corporation	2017	2016
BFK Franchise Company LLC
(a) US First Territories	—	4
(b) US Second Territories	—	1
Total US	—	5

International First Territories	—	6
International Second Territories	—	2
Master Agreements	3	5
Master Sub-franchise	19	—
Total International	22	13
Total BFK	22	18

SF Franchise Company LLC
US First Territories	—	—
International Territories	—	—
Total SF	—	—

Total Franchises Sold	22	18

(a)	US First Territory is the original territory purchased with the Franchise Agreement, for example, the franchisee would be charged $25,900 for the first territory.

(b)	Second Territory is a secondary territory purchased in addition to the territory purchased with the Franchise Agreement, for example, the franchisee would be charged $10,000 for a second territory.

Material changes of items in the Company’s Statement of Operations for the fiscal year ended September 30, 2017 as compared to the prior year are discussed below.

Initial franchise fees, Royalty fees and Merchandise sales

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Revenue:
Initial franchise fees	Decrease	$207,000	$932,000	(725,000)	-78%
Royalties fees	Decrease	2,249,000	2,306,000	(57,000)	-2%
Merchandise sales	Decrease	—	1,000	(1,000)	-100%
Total Revenue		$2,456,000	$3,239,000	$(783,000)	-24%

Contributing to the decline in Initial franchise fees of approximately $725,000, or 78%, was the lack of US franchise sales in 2017 due to the slow progression of resuming US sales after their suspension from January through September of 2016. The domestic franchise sales decreased approximately $113,000 from the prior year. The international sales decreased approximately $612,000 from the prior year, due to a lack of marketing sales worldwide and a more stringent qualification procedures. The decrease in royalty fees is only 2% from the prior year. This fluctuation is due to the loss of some franchisees that the Company has not been able to replace with the sales of new franchises. The loss of the territories during the period is the result of the company work to discharge our non-performing franchisees from the system.

Although the Company had a significant increase in our sub-franchise sales over the prior year, the revenue recognized for these sales is much smaller than for our full territories. The Company usually only receives 30% of the sale, and sometimes in the case of new Master franchisees, their contract allows them 100% revenue on the first sub-franchisee. The Company had approximately $21,000 revenue from the sub-franchise agreements in 2017, compared to $0 in 2016.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2017 and 2016 were approximately $3,148,000 and $5,634,000, respectively, a decrease of approximately $2,486,000.

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Total Operating Expenses	Decrease	$3,148,000	$5,634,000	$(2,486,000)	-44.1%

The changes in operating expenses are explained as follows:

Franchise consulting and commissions

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Consulting and Commissions	Decrease	$162,000	$537,000	$(375,000)	-70%

The Company paid commissions and consulting fees for the fiscal years ended September 30, 2017 and 2016 of approximately $162,000 and $537,000 respectively, a decrease of approximately $375,000, or 70%. The payments for commissions and consulting fees declined primarily as a result of the reduction in the sales of new franchises during fiscal year 2017 and the use of fewer consultants in 2017. In most cases, the commission paid to a sales broker was 25% of the franchise fee.

Franchise training and expenses

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Training and expenses	Decrease	$16,000	$207,000	$(191,000)	-92%

For the fiscal years ended September 30, 2017 and 2016, the Company paid franchise training and expense fees of approximately, $16,000 and $207,000, respectively, a decrease of approximately $191,000, or 92%. The net reduction in franchise training and expense fees is partially due to the reduction in the number of franchises sold during the fiscal years ended September 30, 2017 and 2016. The decrease resulted in fewer start-up materials and supplies provided to franchises and decreased field visits. Also there was a reduction from the prior year in printed material expense and website related expenses.

Salaries and payroll taxes

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Salaries and payroll taxes	Decrease	$717,000	$888,000	$(171,000)	-19%

The Company paid salaries and payroll expenses for the fiscal years ended September 30, 2017 and 2016 of approximately $717,000 and $888,000, respectively, a decrease of approximately $171,000, or 19%. The decrease in total payroll expenses reflects the decrease in the Company’s staff levels during the fiscal years ended September 30, 2017 and 2016, with average full-time employees of approximately 10 and 13 during fiscal 2017 and fiscal 2016, respectively.

Stock-based compensation

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Stock-based compensation	Increase	$361,000	$—	$361,000

The Company awarded stock options to the Board during the 2017 fiscal year. Discussion of these amounts is contained in Part III, Item 11 “Executive Compensation” of this report. The Company also awarded stock grants and options to Company officers pursuant to the employment agreements. The Company did not have these expenses in fiscal year 2016.

Advertising expenses

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Advertising	Decrease	$21,000	$435,000	$(414,000)	-95%

The Company paid advertising expenses for the fiscal years ended September 30, 2017 and 2016 of approximately $21,000 and $435,000, respectively, a decrease of approximately $414,000, or 95%. The decrease related to the decline in lead advertising. The Company slowed lead advertising during fiscal 2017 to further evaluate its effectiveness and to strategically choose the most efficient use of these dollars.

Professional fees & legal settlements

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Professional fees & legal settlements	Decrease	$1,317,000	$2,711,000	$(1,394,000)	-51%

The Company paid professional fees and legal settlements for the fiscal years ended September 30, 2017 and 2016 of approximately $1,317,000 and $2,711,000, respectively, a decrease of approximately $1,394,000, or 52%.

The professional legal fees portion was approximately $1,147,000 and $2,224,000, respectively in 2017 and 2016, a decrease of approximately $1,077,000. The decrease in professional legal fees is primarily due to the elevated level of professional fees in the prior year. The excessive professional fees in fiscal year 2016 were due predominantly to SEC related matters, Franchise regulatory matters and corporate governance matters that resulted from the prior management’s decisions.

Also included in this account were accounting fees of approximately $114,000 and $324,000, respectively, in fiscal year 2017 and 2016, which decreased by $210,000 from the prior year. The decrease in professional accounting fees is also primarily due to the increased level in the prior year. The prior year accounting fees were increased by approximately $100,000 related to the filing the 2015 Form 10-K in fiscal year 2016.

Other operating expenses

	Fiscal Year Ended
	Increase/	(rounded to $1,000)		Change
Item Description	Decrease	09/30/17	09/30/16	Amount	%
Operating expense:
Other operating expenses	Decrease	$556,000	$855,000	$(299,000)	-35%

The Company paid other operating expenses for the fiscal years ended September 30, 2017 and 2016 of approximately $556,000 and $855,000, respectively, a decrease of approximately $299,000, or 35%. During the comparable periods, the net decrease in operating expenses was mostly composed of an increase in bad debt of $89,000 offset by a decrease in general and administrative expenses of $367,000. The increase in bad debt expense is due to our increase in the allowance for doubtful accounts on some receivables and notes compared to the prior year. This was due to the Company’s thorough review of our receivables during the fiscal year as a step in our collection efforts, which led to more specific allowances of 100% for some receivables.

The decrease in general and administrative expense is partially due to a decrease in insurance expense, investor relations expense, and conference expense totaling approximately $289,000 between the three, offset by the Impairment loss on long-lived assets of approximately $79,000. The conference from fiscal year 2016 was held in April 2016, while the conference this year was not held until November 2017, after the fiscal year-end. See note 4 of the Financial statements for discussion of the Impairment loss on long-lived assets.

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

The Company has received a confirmation letter from certain Directors and Officers providing that, at the request of the Company and subject to certain conditions, such Directors and Officers will individually enter into Letters of Credit for the benefit of the Company. The aggregate value of the Letters of Credit will be for a total of $100,000 and will be subject to market rates and terms. The obligation of any Director or Officer to enter into a Letter of Credit is conditioned on the Company providing certain agreed upon documentation and reimbursements. In connection with a Director or Officer providing a Letter of Credit, the Company will issue to such Director or Officer a warrant. A form of the letter of confirmation from certain Directors and Officers is attached hereto as Exhibit 10.2.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2017, the Company purchased property and equipment totaling approximately $19,349, and no intangible property.

At September 30, 2017, the Company’s liabilities, recorded on the balance sheet, consisted primarily of trade payables of approximately $148,000; accrued payroll of approximately $18,000; the franchisee-funded marketing fund of approximately $132,000; and accrued expenses of approximately $136,000 (see footnote 7 of Notes to Consolidated Financial Statements).

As of January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016 and expects that offer and sales efforts will resume for Sew Fun Studios® in 3rd quarter of 2018 in approximately 70% of the states in which Sew Fun Studios® previously sold franchises immediately upon completion of the FDD, and in the rest of the states upon either filing or approval of the franchise initial, amended or renewal applications, based upon the applicable rules of each such state. In a number of these states, the Company did not have active franchise offer and sales efforts even before the temporary suspension. This temporary suspension of domestic franchise offer and sales did not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. Notwithstanding the current suspension, Sew Fun Studios® can receive and answer from prospective franchisees generalized questions that do not amount to offer and sale activity, e.g., the Company’s history, the types of courses the Sew Fun Studios® offer, the location of the Company’s securities filings, etc. In the fiscal year ended September 30, 2017, the Company’s average weekly Bricks 4 Kidz® franchise submissions for domestic sales averaged just over 1 new franchisee per week.

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

The Company used $63,000 in cash for operations, investing and financing activities in the fiscal year ending September 30, 2017.

Historically, an additional source of liquidity has been the issuance of the Company’s common stock.

Contractual Obligations

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period began July 1, 2014 and ends June 15, 2019. The monthly rent is $1,425.

The following table summarizes the Company’s contractual obligations at September 30, 2017:

Obligation	2018	2019	Total
Commercial Lease (Suite 114)	$17,100	$12,113	$29,213

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

Allowance for Doubtful Accounts — Methodology

The Company evaluates the collectability of trade accounts and notes receivable based on a combination of factors. The Company estimates an allowance for doubtful accounts and notes as a percentage of net sales based on historical bad debt experience and periodically adjusts this estimate when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. While the Company has a large customer base that is geographically dispersed, a general economic downturn could result in higher than expected defaults and, therefore, the need to revise estimates for bad debts.  As of September 30, 2017 and 2016, the Company has an allowance for doubtful accounts of approximately $262,000 and $218,000, respectively.

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

Income Taxes

The net deferred tax assets primarily relate to temporary differences in profitable U.S. federal and state jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes.  As a matter of course, we may be audited by federal, state and foreign tax authorities.  We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities.  A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement.  At September 30, 2017 we had no unrecognized tax benefits.  We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017, which means the Company must adopt this standard effective October 1, 2018 for our fiscal year ending September 30, 2019. Management does not expect the new revenue recognition standard to materially impact the recognition of continuing royalty fees from franchisees. They do, however, expect the adoption of Topic 606 to impact the accounting for initial franchise fees. Currently, the Company recognizes revenue from initial franchise fees in a single, up-front transaction, upon the completion of training of new franchisees, in the period in which all material obligations and initial services have been performed. Upon the adoption of Topic 606, we believe the Company will need to recognize the revenue related to initial franchise fees over the term of the related franchise agreement. This will result in less revenue in the short-term and more deferred revenue recognized over a period of time. The company has not completed its analysis to estimate the impact of this standard on the consolidated financial statements, but we are considering early adoption of this accounting standard utilizing the full retrospective approach during our upcoming fiscal year. Management will continue to finalize these accounting policies, quantify the impact of adopting this standard, and design and implement internal controls for this change during the fiscal year ending September 30, 2018,

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company has chosen early adoption of this standard, and there was no material effect on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 in fiscal year 2016 and reclassified $90,727 from short-term deferred costs to long-term deferred tax liability in September of 2016.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer, principal financial officer and chief accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such terms is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer, our principal financial officer and our chief accounting officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of September 30, 2017.

This Annual Report does not include an attestation report of our Independent Registered Certified Public Accounting Firm, Hancock Askew & Co., LLP, regarding internal control over financial reporting. Management’s report was not subject to attestation by our Independent Registered Certified Public Accounting Firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Change In Internal Control Over Financial Reporting

During the fourth quarter of 2017, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.       provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated and combined financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.   Other Information

Dawn Davis (50) joined the Company in August 2016 as the Corporate Accounting Manager, and in December 2017 was appointed Controller and in such capacity she has been designated the principal accounting officer of the Company. Prior to August 2016, Ms. Davis was a Senior Staff Accountant at Adecco Group N.A. from April 2013 to August 2016, beginning her time in various other accounting positions at Adecco Group N.A. in August 2011. She has a BMA degree from the University of Oklahoma in Piano and Accounting, and is a certified public accountant in Oklahoma (inactive).

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers and their ages at December 15, 2017, are listed in the following table:

Name	Age	Title
Christian Miller	44	Chief Operating Officer and Chief Financial Officer
Blake Furlow	35	Chairman of the Board
Gary Herman	53	Director
JoyAnn Kenny-Charlton	40	Director
Bart Mitchell	45	Director

Christian Miller joined the Company in July 2016 as the Chief Financial Officer and in August of 2017 was also appointed Chief Operating Officer. Mr. Miller served as President of Miller Home Health Agency, Inc., a home health agency he co-founded, from May 2013 through July 2016. Prior to that, he served as Corporate Controller at Pinova Holdings, Inc., a specialty chemical manufacturer, from April 2012 through May 2013, as Controller at Pilot Pen Corporation of America from September 2008 through April 2012, and in various positions, including Director of Accounting and Reporting, at Trailer Bridge, Inc. Mr. Miller holds a Masters of Business Administration from Jacksonville University, and an Accounting Degree from Florida State University. Mr. Miller is a certified public accountant in Florida (inactive).

Blake Furlow became de facto Chairman of the Board of the Company in July 2017, formally effectuated in August of 2017. Mr. Furlow, in February 2015, co-founded Boise Escape LLC (“Boise Escape”). Boise Escape is a private company that offers an escape the room game, which is a real-life team-based puzzle game. Since founding Boise Escape, Mr. Furlow has served as President. In addition, Mr. Furlow has invested privately in commercial real estate and development since March 2009. In 2006, Mr. Furlow founded an internet lending company, Pay Day Loan Rescue, Inc., which offered borrowers relief from short-term loans and provided consumer finance education, where he worked until July 2013. Mr. Furlow’s history of building entrepreneurial initiatives and operating small businesses successfully with a focus on cash flow and operations will be of immense value to the Company.

Gary Herman became a de facto director of the Company in July 2017, formally effectuated in August of 2017. Mr. Herman has many years of investment experience with a focus on undervalued public companies. Since 2002, Mr. Herman has been a managing member of Galloway Capital Management, LLC, which, through its fund, Strategic Turnaround Equity Partners, LP (Cayman) has focused on investments primarily in undervalued securities. From January 2011 to August 2013, Mr. Herman was a managing member of Abacoa Capital Management, LLC, which, through its fund, Abacoa Capital Master Fund, Ltd. focused on a Global-Macro investment strategy. Since 2005, Mr. Herman has been a registered representative with Arcadia Securities LLC, a FINRA-registered broker-dealer based in New York. From 1997 to 2002, he was an investment banker with Burnham Securities, Inc. From 1993 to 1997, he was a managing partner of Kingshill Group, Inc., a merchant banking and financial firm with offices in New York and Tokyo. Mr. Herman also has franchising experience, having served on the boards of several franchised concepts, including Arthur Treacher’s Fish & Chips, Wall Street Deli Systems, Inc., Shells Seafood Restaurants, Inc., and Miami Subs Corporation where he also served as President from 2007 to 2009. Mr. Herman has a B.S. from the State University of New York at Albany with a major in Political Science and minors in Business and Music. Mr. Herman has served on the boards of public and private companies for many years, including Tumbleweed Holdings, Inc., since 2001. His experience has included board membership, corporate officer, advisory, capital raising and restructuring roles. We believe that these experiences make Mr. Herman well-qualified to serve as a member of the Board.

Bart Mitchell became a de facto director of the Company in July 2017, formally effectuated in August of 2017. Mr. Mitchell, is a founding member and partner of Greenbrier Academy for Girls (“GBA”), a residential therapeutic boarding school. He served as the Chief Operating Officer and Chief Financial Officer from June 2007 through August 2016, successfully navigating the company through startup and establishing it as a thought leader and premier academy in its highly competitive niche. Prior to his time at GBA, Mr. Mitchell was an officer and managing member of TAS Development, LLC from 2005 until 2007. From 2002 until 2005, he was department director for the Alldredge Academy. Previously, Mr. Mitchell served as a manager for Xlear Inc., from 2000 until 2002. Currently, he is the owner of Escape Game Coeur d’Alene, which provides live interactive adventure games focused on cooperative teamwork to solve puzzles and accomplish tasks to escape a themed game space. Mr. Mitchell holds degrees in philosophy from Brigham Young University and English from Dixie State University. Mr. Mitchell’s experience with both the financial and operations of GBA, including working with a curriculum team to provide flexible, engaging academics, give him unique and valuable insights that will prove to be an asset as a board member for the Company.

JoyAnn Kenny-Charlton has served as a director of the Company since July 2015. Ms. Kenny-Charlton is an attorney with Marks & Klein LLP and the owner of Kenny Law LLC.  Ms. Kenny-Charlton concentrates her practice in commercial transactions, general corporate, and franchise, licensing and distribution law. Ms. Kenny-Charlton is a member of the International Franchise Association and was named a “Legal Eagle” (2013, 2014 and 2015) by the Franchise Times for her work in the field of franchise law.  Ms. Kenny-Charlton is a graduate of Villanova University School of Law and holds a B.A. from Villanova University.

Board Structure

The Company’s Board has concluded that each of the following directors, constituting a majority of the Board, is independent, as defined in Section 803 of the listing standards of the NYSE MKT: Blake Furlow, Gary Herman, JoyAnn Kenny-Charlton and Bart Mitchell.

In December 2015, the Company established an Executive Committee which is currently composed of the following board members: Blake Furlow, Gary Herman and JoyAnn Kenny-Charlton.

The Board has established an Audit Committee which is currently composed of the following board members: Blake Furlow, Gary Herman and Bart Mitchell.

In December 2015, the Company established a Compensation Committee which is currently composed of the following board members: JoyAnn Kenny-Charlton, Bart Mitchell and Gary Herman.

The following Company directors are considered “financial expert” as that term is defined in the regulations of the SEC: Bart Mitchell.

Director Nominees

Our Board is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Board considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report.

Communication with the Board of Directors

Our stockholders and other interested parties may send written communications directly to the Board or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to our corporate headquarters. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

●	forwarded to the addressees or distributed at the next scheduled board meeting;
●	if they relate to financial or accounting matters, forwarded to the audit committee or distributed at the next scheduled audit committee meeting;
●	if they relate to executive officer compensation matters, forwarded to the compensation committee or discussed at the next scheduled compensation committee meeting;
●	if they relate to the recommendation of the nomination of an individual, forwarded to the full Board or discussed at the next scheduled Board meeting; or
●	if they relate to our operations, forwarded to the appropriate officers of our company, and the response or other handling of such communications reported to the Board at the next scheduled board meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. Based solely upon a review of the copies of such reports furnished to the Company, and on written representations from the reporting persons, the Company believes that all required reports were filed on time with the SEC during fiscal 2017. However, Mr. Mitchell and Mr. Herman filed Forms 3 in November 2017 and December 2017, respectively that should have been filed within ten days of their becoming directors on August 18, 2017.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2017 and 2016 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2017, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2017 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2017. Our named executive officers for fiscal years 2016 and 2017 are Rod Whiton, who served as our Interim Chief Executive Officer until May 11, 2017, Michelle Cote, who served as our President until May 11, 2017, Dan O’Donnell, who served as our Chief Operating Officer and Director until his resignation on April 6, 2016, Christian Miller, who has served as our Chief Financial Officer since July 5, 2016 and our Chief Operating Officer since August 28, 2017, and Karla Kretsch, who served as our Chief Operating Officer from January 25, 2017 until August 7, 2017 and our President from May 11, 2017 until August 7, 2017.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan.

Summary Compensation Table

The following table shows the compensation paid or accrued to the Company’s named executive officers during the fiscal years ended September 30, 2017 and 2016.

			All Other
Name and	Fiscal	Salary	Compensation
Principal Position	Year	(1)	(6)(7)	Total
Rod Whitten	2017	$—	$—	$—

Interim CEO	2016	$—	$—	$—

Karla Kretsch (2)(3)	2017	$68,016	$51,499	$119,515

President and COO	2016	$—	$—	$—

Michelle Cote, (4)	2017	$68,071	$2,720	$70,791

President	2016	$88,000	$1,500	$89,500

Christian Miller (5)	2017	$110,000	$17,603	$127,603

CFO and COO	2016	$24,635	$—	$24,635

1)	The dollar value of base salary (cash and non-cash) earned.
2)	Karla Kretsch became the COO in January of 2017 and President in May of 2017
3)	Karla Kretsch resigned from her position in August of 2017
4)	Michelle Cote resigned from her position in May of 2017
5)	Christian Miller became the CFO in July of 2016 and COO in August of 2017.
6)	All other compensation: In January 2014 the Company established a 401(k) plan and instituted a dollar for dollar Company match of employee contributions, up to 4% of employee wages. During the fiscal years ended September 30, 2017 and 2016 the Company contributed: $-0- and $2,719 respectively to the 401(k) account of Ms. Cote
7)	Includes option grants and stock grants. Stock and Option grants for Karla Kretch of $49,812 and Christian Miller of $15,000.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding outstanding equity awards (consisting of option awards) held by each of the Company’s named executive officers as of September 30, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christian Miller	118,793	-0-	$0.1840	09/30/22
Karla Kretsch	28,000	-0-	$0.25	05/13/22

Director Compensation

On May 14, 2017, the Company granted options consistent with its corporate by-laws to purchase shares of the Company’s common stock to each of the then members of the Company’s Board, as follows: Charles Grant – 900,000 shares, Joseph Marucci – 324,000 shares, Michael Gorin – 324,000 shares and JoyAnn Kenny, 216,000 shares. Each of the options has an exercise price of $0.30 per share, and is exercisable in full at any time during the five-year period commencing on the date of grant The option grants were approved by the Board based upon an investigation by an independent compensation consultant, who provided analysis and compensation recommendations to the Board. Among other things, the report concluded that the directors have: (i) served entirely without compensation (other than $4,500 paid to Mr. Marucci in or prior to July 2015) – Messrs. Grant and Marucci since March 2015 and Mr. Gorin and Ms. Kenny since July 2015; (ii) devoted more time and effort than what is to be expected or considered normal (especially the audit committee); (iii) been confronted by extenuating circumstances regarding the Company’s affairs that required substantial additional effort. Finally, the analysis indicated that Board Chair, Charles Grant, had expended a particularly large amount of effort, spending considerably more time performing board services than the other board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of December 15, 2017, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and named executive officer and by all current executive officers and directors as a group.

Applicable percentage ownership is based on 12,075,875 shares of common stock outstanding at December 15, 2017. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, restricted stock units (RSUs) or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of September 30, 2017. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock, and the address of each owner listed is c/o the Company, 701 Market Street, Suite 113, St. Augustine, Florida 32095.

			Percent of
	Shares		Outstanding
Name	Owned		Shares
Michele Cote	1,401,700	(1)	11.6%
Brian Pappas	1,123,429	(2)	9.3%
Blake Furlow	1,030,129	(3)	8.6%
Rod Whiton	498,501		4.1%
Christian Miller	—		0.0%
JoyAnn Kenny-Charlton	—		0.0%
Gary Herman	—		0.0%
Bart Mitchel	—		0.0%
All officers and directors as a group (total excluding B Pappas)	1,030,129		8.5%

* Includes shares owned by directors elected pursuant to the written consent described herein.

(1)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

(2)	This information is based solely on the Form 4 filed by Mr. Pappas on August 17, 2017.

(3)	Includes 51,029 shares owned by Mr. Furlow’s wife, which he may be deemed to beneficially own.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended September 30, 2017 and 2016, the Company incurred the following related party consulting fees and commissions:

	Commissions and Consulting
	Fiscal Year Ending
	September 30,
Related Party	2017	2016
Leap Ahead Learning Company (owned by Dan O’Donnell)(1)	$—	$2,275
	$—	$2,275

(1) Leap Ahead Learning Company is 100% owned by by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6, 2016. The related party payable was approximately $-0- and $2,275, respectively at September 30 2017 and 2016.

In addition, all franchisees pay fees directly to Leap Ahead Learning Company for set-up and monthly support for the FMT (Franchise Management Tool) which is a software package. The set-up fee is a one-time charge of $250 for domestic and Canadian franchisees and a range of $250 to $3,000 for international franchisees. The monthly support fee, for all franchisees, is $75. Also, all domestic franchisees that wish to accept credit card payments in the FMT must be set-up for processing credit cards through a third-party servicer, authorize.net. Leap Ahead Learning Company receives a monthly administrative fee of $7.95 for each franchisee using the credit card processing services of authorize.net. Leap Ahead Learning Company is the broker and administrator on behalf of authorize.net.

To ensure that the Company has sufficient liquidity, the Company received confirmation letters from certain Directors and Officers of the Company. Please see further discussion under Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” of this 10-K report.

Item 14. Principal Accountant Fees and Services.

Hartley Moore Accountants previously served as the Company’s independent registered public accountants for the year ended September 30, 2015 and 2014 until their resignation in June of 2016.

In July 2016, Hancock, Askew & Co., LLP was hired as new accountants. Such accounting firm was the Company’s principal accounting firm for the fiscal years ended September 30, 2016 and September 30, 2017.

The following table shows the fees billed aggregate to the Company for the period shown:

		Fiscal Year End
		September 30,
Firm	Service	2017	2016
Hancock Askew & Co., LLP	Audit & Tax Related Fees	135,825	108,132
		$135,825	$108,132

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)       Financial Statements

Consolidated Financial Statements:

●	Report of Independent Registered Public Accounting Firm;

●	Consolidated Balance Sheets as of September 30, 2017 and September 30, 2016;

●	Consolidated Statements of Operations for the years ended September 30, 2017 and September 30, 2016;

●	Consolidated Statements of Cash Flows for the years ended September 30, 2017 and September 30, 2016;

●	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2017 and September 30, 2016.

(3)       Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the accompanying consolidated balance sheets of Creative Learning Corporation as of September 30, 2017 and 2016, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended September 30, 2017. Creative Learning Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

/s/ Hancock Askew & Co., LLP

Savannah, Georgia

December 29, 2017

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	September 30,	September 30,
	2017	2016
Assets
Current Assets:
Cash	$213,950	$276,685
Restricted cash (marketing fund)	118,337	162,447
Accounts receivable, less allowance for doubtful accounts of approximately $262,000 and $218,000, respectively	356,830	240,640
Prepaid expenses	73,337	120,000
Notes receivables - current portion, less allowance for doubtful accounts of approximately $33,000 and $26,000, respectively	2,730	16,595
Income tax receivable	—	424,938
Total Current Assets	765,184	1,241,305

Notes receivables - net of current portion	59,150	60,150
Property and equipment, net of accumulated depreciation of approximately $240,000 and $188,000, respectively	260,094	299,320
Intangible assets	23,300	100,504
Deposits	15,053	1,425
Deferred tax assets	—	343,444
Total Assets	$1,122,781	$2,046,148

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$148,021	$171,828
Payroll accruals	17,950	15,844
Accrued liabilities	135,727	346,623
Unearned revenue	—	188
Accrued marketing fund	131,909	147,227
Customer deposits	—	5,000
Total Current Liabilities	433,607	686,710
Commitments and Contingencies - Note 10
Stockholders’ Equity:
Creative Learning Corporation stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,075,875 and 12,001,409 issued and outstanding, respectively	1,207	1,200
Additional paid-in capital	2,895,285	2,534,554
Treasury Stock 65,100 shares (cost method)	(34,626)	(34,626)
Accumulated deficit	(2,172,692)	(1,141,690)
Total Stockholders’ Equity	689,174	1,359,438
Total Liabilities and Stockholders’ Equity	$1,122,781	$2,046,148

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	For The Fiscal Years Ended
	September 30,	September 30,
	2017	2016
Revenues:
Initial franchise fees	$206,950	$931,638
Royalties fees	2,249,023	2,306,124
Merchandise sales	60	597
	2,456,033	3,238,359
Operating expenses:
Franchise consulting and commissions	161,776	537,109
Franchise training and expenses	15,710	207,399
Salaries and payroll taxes	716,610	888,477
Stock-based compensation	360,738	—
Advertising	21,027	435,221
Professional fees & legal settlements	1,316,838	2,710,699
Office expense	8,514	34,202
Bad debt expense	177,288	87,837
Depreciation	57,175	53,711
Other general and administrative expenses	312,809	679,418
Total operating expenses	3,148,485	5,634,073
Loss from operations	(692,452)	(2,395,714)
Other income
Interest income - net	87	3,323
Other income	26,016	23,144
Total other income	26,103	26,467
Loss before benefit from income taxes	(666,349)	(2,369,247)

(Provision for) benefit from income taxes	(364,653)	560,398
Net loss from continuing operations	(1,031,002)	(1,808,849)
Discontinued operations:
Operating loss from discontinued operations	—	(12,087)
Income tax benefit	—	2,859
Loss from discontinued operations	—	(9,228)
Net Loss	$(1,031,002)	$(1,818,077)
Net loss per share
Basic and diluted
Continuing operations	$(0.09)	$(0.15)
Discontinued operations	$—	$(0.00)
Total	$(0.09)	$(0.15)
Basic and diluted weighted average number of common shares outstanding	12,007,736	12,001,409

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities:
Net Loss	$(1,031,002)	$(1,818,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	—	9,228
Depreciation	57,175	53,711
Bad debt expense	177,288	87,837
Deferred income taxes	343,444	(261,861)
Stock issued for compensation	14,500	—
Stock options issued for compensation	50,312	—
Stock options issued for directors’ fees	295,926	—
Impairment loss on Long-lived assets	78,604	—
Changes in operating assets and liabilities:
Restricted cash	44,110	86,330
Accounts receivable	(285,604)	43,962
Prepaid expenses	46,663	(108,722)
Notes receivable	6,991	89,684
Deposits	(13,628)	10,000
Accounts payable - related parties	—	(240)
Accounts payable - 3rd parties	(23,807)	52,715
Accrued liabilities	(210,896)	(81,435)
Unearned revenue	(188)	(35,712)
Payroll accruals	2,106	(20,646)
Accrued marketing	(15,318)	(48,684)
Customer deposits	(5,000)	(14,982)
Income tax receivable	424,938	(167,552)
Net cash used in operating activates	(43,386)	(2,124,444)
Net cash (used in) provided by discontinued operations	—	19,596
Cash flows from investing activities:
Acquisition of property and equipment	(19,349)	(69,076)
Net cash (used in) provided by investing activities	(19,349)	(69,076)
Net change in cash	(62,735)	(2,173,924)
Cash, beginning of period	276,685	2,450,609
Cash, end of period	$213,950	$276,685

Supplemental disclosure of cash flow information:
Supplemental non-cash investing and financing activities:
Acquisition of treasury stock in connection with disposition of CI	—	16,500

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Stockholder’s Equity

					Additional
	Treasury Stock		Common Stock		Paid-in	Accumulated
	Shares	Value	Shares	Par Value	Capital	Deficit	Total

Balance, October 1, 2015	(15,100)	$(18,126)	12,001,409	$1,200	$2,534,554	$676,387	$3,194,015
Treasury stock (cost)	(50,000)	(16,500)					(16,500)
Net loss						(1,818,077)	(1,818,077)
Balance, September 30, 2016	(65,100)	(34,626)	12,001,409	1,200	2,534,554	(1,141,690)	1,359,438
Compensatory stock issuances			74,466	7	14,493		14,500
Compensatory stock options issuances					346,238		346,238
Net loss						(1,031,002)	(1,031,002)
Balance, September 30, 2017	(65,100)	$(34,626)	12,075,875	$1,207	$2,895,285	$(2,172,692)	$689,174

The accompanying notes are an integral part of the consolidated financial statements

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2017 and 2016

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Creative Learning Corporation (“CLC”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFK”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFK in a transaction classified as a reverse acquisition. CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. BFK and CLC are hereinafter referred to collectively as the “Company”.

In addition to the accounts of CLC and BFK, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”), and SF LLC (“Sew Fun Studios”).

The organizational documents for BFK Development Company LLC and SF LLC do not specify a termination date. Each of the above listed LLC’s has a single member, controlled 100% by the Company.

CLC operates wholly-owned subsidiaries BFK and SF under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. BFK Franchisees operated in 640 territories in 41 states and 44 countries. SF Franchisees operated in 12 territories in 5 states and 2 countries.

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

The Company financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has franchisees in 44 countries. International franchise fees vary and are set relative to the potential of the franchised territories. In addition, the Company awards master agreements outside of the United States and Canada. The royalty structure is the same for both our US and International franchisees. We recognize our revenue from foreign operations in US Dollars. We do not have international subsidiaries.

The Company operates multiple franchise concepts, but all concepts are managed centrally as one segment based upon the Company’s organizational structure, the way in which the operations and investments are managed and evaluated by the COO, as well as the lack of availability of discrete financial information at a lower level.  The Company’s COO reviews revenue by franchise concept but operating expenses such as rent, overhead and management salaries and other corporate expense are not allocated among the franchise concepts and net income is measured at the Company wide level to allocate resources and assess the Company’s overall performance. The Company shares common, centralized support functions, including finance, human resources, legal, information technology, and corporate marketing, all of which report directly to the COO. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources is assessed on a consolidated basis. As such, the Company operates as one reporting segment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Related Parties

The Company has been involved in transactions with related parties. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management, and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2017 and 2016.

The Company has restricted cash of approximately $118,000 and $162,000, respectively at fiscal years ended September 30, 2017 and 2016, associated with marketing funds collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected by the Company and held to be spent on the promotion of the brand (see Note 6).

The Company maintains cash balances which at times exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at September 30, 2017 and 2016 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2017 and September 30, 2016, the values of accounts written-off to the reserve were approximately $125,000 and $89,000, respectively.

Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, and intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset.  If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates of asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.  However, there can be no assurances that demand for the Company’s products or services will continue, which could result in an impairment of long-lived assets in the future.

In connection with the sale of CI, the Company recorded a loss on assets held for sale in fiscal year 2016 (see Note 12 “Assets Held for Sale”).

During fiscal year 2017, the Company recognized an Impairment loss on long-lived assets on assets and goodwill related to territory repurchases made in fiscal years 2013 & 2014. See Note 4 for more information.

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

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, deposits, and accounts payable approximate fair value because of the relative short-term maturity of these items and current payment expected. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments. Notes receivable are recorded at par value less allowance for uncollectible notes. The carrying amount is consistent with fair value based upon similar notes issued to other franchisees.

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

At September 30, 2017 and 2016 the Company had approximately $-0- and $200, respectively, in unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2017 and 2016 of approximately $21,000 and $435,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2017 and 2016, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2017 and 2016, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2014 and forward by the U.S. Internal Revenue Service, and the years 2013 and forward for various states.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017, which means the Company must adopt this standard effective October 1, 2018 for our fiscal year ending September 30, 2019. Management does not expect the new revenue recognition standard to materially impact the recognition of continuing royalty fees from franchisees. They do, however, expect the adoption of Topic 606 to impact the accounting for initial franchise fees. Currently, the Company recognizes revenue from initial franchise fees in a single, up-front transaction, upon the completion of training of new franchisees, in the period in which all material obligations and initial services have been performed. Upon the adoption of Topic 606, we believe the Company will need to recognize the revenue related to initial franchise fees over the term of the related franchise agreement. This will result in less revenue in the short-term and more deferred revenue recognized over a period of time. The company has not completed its analysis to estimate the impact of this standard on the consolidated financial statements, but we are considering early adoption of this accounting standard utilizing the full retrospective approach during our upcoming fiscal year. Management will continue to finalize these accounting policies, quantify the impact of adopting this standard, and design and implement internal controls for this change during the fiscal year ending September 30, 2018,

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. This ASU is effective for fiscal years beginning after December 15, 2016 including interim periods within that reporting period, however early adoption is permitted. The Company has chosen early adoption of this standard, and there was no material effect on the consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this guidance retrospectively as of October 1, 2015 in fiscal year 2016 and reclassified $90,727 from short-term deferred costs to long-term deferred tax liability in September of 2016.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impacts the adoption of this accounting guidance will have on the consolidated financial statements.

(2) Related Party Transactions

During the years ended September 30, 2017 and 2016, the Company incurred the following related party consulting fees and commissions:

	Commissions and Consulting
	Fiscal Year Ending
	September 30,
Related Party	2017	2016
Leap Ahead Learning Company (owned by Dan O’Donnell)(1)	$—	$2,275
	$—	$2,275

(1) Leap Ahead Learning Company is 100% owned by Dan O’Donnell, who was a director and the Chief Operating Officer of the Company until his resignation on April 6, 2016. The related party payable was approximately $-0- and $2,275, respectively at September 30 2017 and 2016.

In addition, all franchisees pay fees directly to Leap Ahead Learning Company for set-up and monthly support for the FMT (Franchise Management Tool) which is a software package. The set-up fee is a one-time charge of $250 for domestic and Canadian franchisees and a range of $250 to $3,000 for international franchisees. The monthly support fee, for all franchisees, is $75. Also, all domestic franchisees that wish to accept credit card payments in the FMT must be set-up for processing credit cards through a third-party servicer, authorize.net. Leap Ahead Learning Company receives a monthly administrative fee of $7.95 for each franchisee using the credit card processing services of authorize.net. Leap Ahead Learning Company is the broker and administrator on behalf of authorize.net.

To ensure that the Company has sufficient liquidity, the Company received confirmation letters from certain Directors and Officers of the Company. Please see further discussion under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this 10-K report.

(3) Property and Equipment

Property and equipment consisted of the following:

	September 30,	September 30,
Description	2017	2016
Depreciable Fixed Assets:
Equipment	$66,969	$71,889
Furniture and Fixtures	83,427	83,427
Property Improvements	233,615	233,615
Software	98,307	98,307
Total Depreciable Fixed Assets	482,318	487,238
Accumulated Depreciation	(240,493)	(187,918)
Total Net Depreciable Fixed Assets	241,825	299,320
Non-depreciable Fixed Assets:
Work In Progress	18,269	—
Total Net Fixed Assets	$260,094	$299,320

Depreciation expense totaled approximately $57,000 and $54,000, respectively, for the years ended September 30, 2017 and 2016.

(4) Intangible Assets

Intangible Assets consist of purchased franchise rights and trademarks. The Intangible assets consists of Sew Fun Trademarks, Business Concepts and Curriculum which was purchased by the company.

During the fiscal year 2017, the Company determined that certain long-lived assets, related to repurchases of BFK territories during fiscal year 2013 and 2014, were over-valued. The Company determined that these territories and their associated fixed assets had no fair market value outside of their unimproved territory value compared to other unsold territories. Below is a table listing the assets, and the Impairment loss related to each:

		Net Book	Impairment	Corrected
	Date acquired	Value	Loss	Value
Intangible Asset
Denver Territory - Repurchase	6/3/2013	20,000	(20,000)	—
Auburn, AL Territory - Repurchase	9/30/2013	6,720	(6,720)	—
Las Vegas Territory - Repurchase	12/26/2013	40,484	(40,484)	—
St. Peters, MO Territory - Repurchase	2/26/2014	10,000	(10,000)	—
Equipment
Exterior signs - Las Vegas territory	12/26/2013	1,400	(1,400)	—
Total Adjusted Value		78,604	(78,604)	—

The impairment loss of $78,604 related to the above assets is included in the other general and administrative expenses line on the Consolidated Statements of Operations.

(5) Notes and Other Receivables

At September 30, 2017 and 2016 respectively, the Company held certain notes receivable totaling approximately $95,000 and $102,000 respectively for extended payment terms of franchise fees. The notes were generally non-interest-bearing notes with monthly payments, payable within one to two years.

	2018	2019	2020	2021	2022	Thereafter	Total
Payment schedule for Notes Receivable	$36,184	$19,000	$12,950	$12,950	$12,950	$1,300	$95,334

(6) Accrued Marketing Fund

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account.

At September 30, 2017 and 2016, the accrued marketing fund liability balances were approximately $132,000 and $147,000 respectively.

(7) Accrued Liabilities

The Company had accrued liabilities at September 30, 2017, and September 30, 2016 as follows:

	September 30,	September 30,
Accrued Liabilities	2017	2016
Accrued Accounting Fees	—	13,753
Accrued Legal Fees	77,719	131,504
Accrued Legal Settlements	32,143	17,000
Accrued State Regulatory Settlement	—	149,366
Accrued Exit Agreement	9,739	—
Accrued Other	16,126	35,000
	$135,727	$346,623

The Company accrued $149,366 for state regulatory settlements in 2016, which included $35,500 in state penalties and costs and $113,866 in reimbursement of 5 franchisees in 2016.

(8) Common Stock Repurchases

On January 26, 2015, the Company’s board of directors (the “Board”) approved a plan pursuant to SEC Rule 10b-18 to purchase 100,000 shares of its common stock in the secondary market. At September 30, 2017 the Company has repurchased 15,100 shares of CLC common stock at a cumulative cost of approximately $18,000. The value of the treasury stock, based upon cost, is recorded in the equity section of the condensed consolidated balance sheet.

In conjunction with the Company’s sale of the CI business in December 2015, the Company acquired 50,000 shares of the Company’s common stock that had been held by the purchaser. The shares are valued at $16,500. These shares are included in the equity section of the consolidated balance sheet.

(9) Stock-Based Compensation

On May 14, 2017, the Company granted options consistent with its corporate by-laws to purchase shares of the Company’s common stock to each of the members of the Company’s then Board, as follows: Charles Grant – 900,000 shares, Joseph Marucci – 324,000 shares, Michael Gorin – 324,000 shares and JoyAnn Kenny, 216,000 shares. Each of the options has an exercise price of $0.30 per share, and is exercisable in full at any time during the five-year period commencing on the date of grant. The option grants were approved by the Board based upon an investigation by an independent compensation consultant, who provided analysis and compensation recommendations to the Board. Among other things, the report concluded that the directors have: (i) served entirely without compensation (other than $4,500 paid to Mr. Marucci in or prior to July 2015) – Messrs. Grant and Marucci since March 2015 and Mr. Gorin and Ms. Kenny since July 2015; (ii) devoted more time and effort than what is to be expected or considered normal (especially the audit committee); (iii) been confronted by extenuating circumstances regarding the Company’s affairs that required substantial additional effort. Finally, the analysis indicated that Board Chair, Charles Grant, had expended a particularly large amount of effort, spending considerably more time performing board services than the other board members.

On May 13, 2017, pursuant to the employment agreement of Karla Kretsch, the Company’s then President, the Company issued 8,000 shares of the Company’s common stock, and granted options to purchase 28,000 shares of the Company’s common stock at an exercise price of $0.25 per share, exercisable in full at any time during the five-year period commencing on the date of the grant. The shares and options were issued pursuant to the terms of Ms. Kretsch’s employment agreement with the Company, on account of Ms. Kretsch’s service to the Company for the quarter ended March 31, 2017. Based on the same employment agreement, for the quarter ending June 30, 2017, the Company issued 12,118 shares of the Company’s common stock, and granted options to purchase 42,414 shares of the Company’s common stock at an exercise price of $0.2063 per share, exercisable in full at any time during the five-year period commencing on the date of the grant.

On July 26, 2017, Karla Kretsch informed the Company of her intention to resign as President of the Company. Since Ms. Kretsch’s employment was terminated by Ms. Kretsch for “Good Reason” (as such term is defined in the Employment Agreement), Ms. Kretsch will be paid an amount equivalent to her base salary for a period of three months following the date of termination in equal amounts every two weeks, and will also be entitled to receive the Equity Awards due for the quarter in which termination occurred, as well as the immediately following three quarters, paid as scheduled at quarter-end. Therefore, for the quarter ending September 30, 2017, the Company recorded a total of approximately $34,000 in stock-based compensation expense for the fair value of equity awards according to the Employment Agreement. The Employment Agreement requires the grant of stock options to purchase 190,216 shares of the Company’s common stock at an exercise price of $0.1840 per share, as well as stock grants for 54,348 shares.

On October 26, 2017, the Board granted options to purchase 118,793 shares of the Company’s common stock at an exercise price of $0.1840 per share, exercisable in full at any time during the five-year period commencing on the date of the grant to Christian Miller per his employment agreement from July of 2016. These options were retroactively issued on September 30, 2017.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and members of the Board. Each grant is evaluated based upon assumptions at the time of the grant. The assumptions used in our calculations are no dividend yield, expected volatility between 129.03% and 134.69%, risk-free interest rate of 1.85% to 1.89%, and expected term of 2.5 years. The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical stock prices over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury’s Daily Treasury Yield Curve Rates at the date of grant with a term consistent with the expected life of the options granted. The expected term calculation is based on the “simplified method” allowed by the SEC, due to no applicable historical exercise data available.

The following are activity of options:

					Weighted
					Average
	Number of	Average	Expiration	Average	Grant Date
	Shares	Exercise Price	Date	Remaining Life	Fair Value
Outstanding October 1, 2015	120,000	1.15
Granted Fiscal Year 2016	—	—
Forfeited shares	(100,000)	1.55
Vested and Exercisable at September 30, 2016	20,000	1.55		2 Months	—
Forfeited shares	(20,000)	1.55
Granted May 13, 2017	1,792,000	0.30	05/13/22	56.5 Months	0.17
Granted June 30, 2017	42,414	0.21	06/30/22	57 Months	0.15
Granted September 30, 2017	309,009	0.18	09/30/22	60 Months	0.13
Vested and Exercisable at September 30, 2017	2,143,423	0.29			0.16

(10) Commitments and Contingencies

Lease Commitments

The following table summarizes the Company’s contractual lease obligations at September 30, 2017:

Obligation	2018	2019	Total
Commercial Lease (Suite 114)	$17,100	$12,113	$29,213

Rent expense was approximately $16,000 and $26,000, respectively, for the years ended September 30, 2017 and 2016.

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“FV”). The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain.

On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. The Company denies the allegation and intends to vigorously litigate this matter.

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) alleged that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated.

On June 23, 2016, the Company filed a counterclaim against FV, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors.

On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Pappas does amend his complaint, the Company will vigorously defend the proposed claim.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures, LLC. The same Plaintiffs also initiated arbitration on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages.

On May 9, 2017, franchisee, Back and 4th, LLC, along with its owner, Kristena Bins-Turner, initiated arbitration against the Company for breach of contract, alleging that they did not receive adequate value for royalty payments made under the franchise agreement, for fraud, alleging material misrepresentations and omissions prior to entry into the franchise agreements, and for misrepresentation violations of Florida Statute 817.416. (American Arbitration Association, Case. No. 01-16-004-3745). Franchisee and its owner seek an unspecified amount of damages. The Company contested the allegations and its liability for any damages at an evidentiary hearing held December 5-7, 2017. A final determination on the matter is pending.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben & Kate Schreiber initiated arbitration against the Company. (American Arbitration Association, Case No. 01-17-0006-8120). Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. The Company is vigorously contesting the allegations and its liability for any damages.

On August 21, 2017, the SEC filed a Civil Complaint against the Company and certain former executive officers and directors in the United States District Court for the Middle District of Florida, Jacksonville Division, as Civil Action No. 3:17-cv-00954-TJC-JRK. The Civil Complaint was in regards to alleged violations of federal securities law occurring between 2011 and 2015. On August 22, 2017, the SEC also filed with the court the Company’s formal Consent to a full resolution of all allegations pertaining to the Company. Pursuant to the Consent, without admitting or denying the allegations, the Company agreed to the entry of a final judgment that permanently enjoins it from violating the sections of the federal securities laws listed in the Civil Complaint. On September 20, 2017, the United States District Court for the Middle District of Florida, Jacksonville Division issued the final judgment order as to the Company in the Civil Action No. 3:17-cv-00954-TJC-JRK. The entering of the final judgment order has resolved all allegations pertaining to the Company. The Company was not assessed any monetary penalties.

On September 21, 2017, the Company filed a notice of voluntary dismissal without prejudice in the United States District Court for the Middle District of Florida, Jacksonville Division, in its lawsuit against Blake and Anik Furlow relating to their conduct in the shareholder consent. The Company filed the complaint on May 15, 2017, and after consideration, decided it was not in the best interest of the Company to proceed with the litigation.

(11) Income Taxes

Components of Deferred Taxes are:

	2017	2016
Deferred tax assets:
Allowance for bad debt	$104,056	$87,542
Charitable contributions	176	180
Stock-based compensation	121,919	—
Foreign Tax Credit	66,085	—
Benefit from net operating loss carryovers	466,998	525,283
Total gross deferred tax asset	759,234	613,004
Deferred tax liabilities:
Depreciation timing difference	(11,445)	(6,919)
Total deferred liability	(11,445)	(6,919)
Gross net deferred tax asset	747,789	606,086
Less: Valuation allowances	(747,789)	(262,642)
Net deferred tax asset	$—	$343,444

The Company has recorded various deferred tax assets and liabilities as reflected above. In assessing the ability to realize the deferred tax assets, management considers, whether it is more likely than not, that some portion, or all of the deferred tax assets and liabilities will be realized. The ultimate realization is dependent on generating sufficient taxable income in future years. The valuation allowance is equal to 100% of the Net deferred tax asset. Given recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded.

The components of the provisions for income taxes for fiscal years 2017 and 2016 are as follows:

	2017	2016
Current:
Federal
Continuing operations	$(53,587)	$(176,492)
Discontinued operations	—	(2,287)
Total	(53,587)	(178,779)
State
Continuing operations	(10,497)	(121,988)
Discontinued operations	—	(615)
Total	(10,497)	(122,603)
Total
Continuing operations	(64,084)	(298,480)
Discontinued operations	—	(2,902)
Total Current Tax	(64,084)	(301,382)
Deferred:
Additional deferred tax related to book tax differences	(56,410)	(524,516)
Valuation allowance provision	485,147	262,642
Total Tax Provision	$364,653	$(563,256)

A reconciliation of the provisions for income taxes for the fiscal years ended September 2017 and 2016 as compared to statutory rates is as follows:

	2017		2016
	Amount	%	Amount	%
Provision at statutory rates	$(226,559)	34.00%	$(789,534)	34.00%
State income tax, net of federal benefit	(24,188)	3.63%	(84,294)	3.63%
Non-Deductible items
Penalties	18,815	-2.82%	48,165	-2.07%
Meals & Entertainment	1,040	-0.16%	1,440	-0.06%
Stock-based compensation	130,289	-19.55%	—	0.00%
Other tax differences	(19,891)	2.99%	(1,674)	0.07%
Valuation allowance on net operating loss carryover	485,147	-72.81%	262,641	-11.31%
Total income tax provision	$364,653	-54.72%	$(563,256)	24.26%

In December 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our September 30 fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance of approximately $179,000, as of September 30, 2017.

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

The following table lists the operating loss on the assets held for sale for September 30, 2016:

FY ended
Operating Loss on discontinued operations	09/30/16
Revenue	10,785
Advertising and promotion	(7,635)
General and administrative expenses	(15,237)
Operating Loss on discontinued operations	(12,087)

(13) Earnings Per Share

The following table sets for the computation of basic and diluted net loss per share:

	Fiscal Years Ended
	September 30,
Net loss attributed to common stockholders	2017	2016
Net loss from continuing operations	$(1,031,002)	$(1,808,849)
Net loss from discontinued operations	—	(9,228)
Net loss	$(1,031,002)	$(1,818,077)

Net loss per share
Continuing operations	$(0.09)	$(0.15)
Discontinued operations	—	(0.00)
Total	$(0.09)	$(0.15)
Basic weighted average number of common shares outstanding	12,007,736	12,001,409

Potentially dilutive shares were excluded as the items were anti-dilutive as of September 30, 2017 and September 30, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE LEARNING CORPORATION

By:	/s/ Christian Miller
Christian Miller Chief Financial Officer and Chief Operations Officer

By:	/s/ Dawn Davis
Dawn Davis Controller

Date: January 4, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christian Miller and Dawn Davis, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Christian Miller	Chief Financial Officer and Chief Operations Officer	January 4, 2018
Christian Miller	(Principal Executive Officer, Principal Financial Officer)

/s/ Dawn Davis	Controller	January 4, 2018
Dawn Davis	(Principal Accounting Officer)

/s/ Blake Furlow	Director	January 4, 2018
Blake Furlow

/s/ JoyAnn Kenny-Charlton	Director	January 4, 2018
JoyAnn Kenny-Charlton

/s/ Gary Herman	Director	January 4, 2018
Gary Herman

/s/ Bart Mitchell	Director	January 4, 2018
Bart Mitchell

INDEX TO EXHIBITS

Exhibits	Description

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.1.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.2.1	Amendment to the Amended and Restated Bylaws (incorporated by reference to Appendix A of the Schedule 14C filed on August 18, 2017)

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

10.2*	Form of confirmation letter from certain Directors and Officers

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

32.2**	Section 1350 Certification of Principal Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.