Form 10-Q
period 2017-12-31
CREATIVE LEARNING Corp
filed 2018-02-15
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,090,161 shares of common stock as of February 7, 2018.

CREATIVE LEARNING CORPORATION

FORM 10Q

Quarter Ended December 31, 2017

Unless the context otherwise requires, when we use the words the “Company,” “Creative Learning,” “we,” “us,” “our” or “our Company” in this Form 10-Q, we are referring to Creative Learning Corporation, a Delaware corporation, and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report” or the “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; or

●	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q and in our Form 10-K for the year ended September 30, 2017 provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets (Unaudited)

	December 31, 2017	September 30, 2017
Assets
Current Assets:
Cash	$154,403	$213,950
Restricted cash (marketing fund)	118,756	118,337
Accounts receivable, less allowance for doubtful accounts of approximately $323,000 and $262,000, respectively	410,171	356,830
Prepaid expenses	57,506	73,337
Notes receivable - current portion, less allowance for doubtful accounts of approximately $31,000 and $33,000, respectively	—	2,730
Total Current Assets	740,836	765,184

Notes receivable - net of current portion	58,620	59,150
Property and equipment, net of accumulated depreciation of approximately $253,000 and $240,000, respectively	282,271	260,094
Intangible assets	23,300	23,300
Deposits	1,425	15,053
Total Assets	$1,106,452	$1,122,781

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$277,821	$148,021
Payroll accruals	19,017	17,950
Accrued liabilities	108,003	135,727
Accrued marketing fund	116,091	131,909
Total Current Liabilities	520,932	433,607
Commitments and Contingencies - Note 7
Stockholders’ Equity:
Creative Learning Corporation stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,090,161 and 12,075,875 shares issued and outstanding, respectively	1,209	1,207
Additional paid-in capital	2,897,283	2,895,285
Treasury Stock 65,100 shares (cost method)	(34,626)	(34,626)
Accumulated deficit	(2,278,346)	(2,172,692)
Total Stockholders’ Equity	585,520	689,174

Total Liabilities and Stockholders’ Equity	$1,106,452	$1,122,781

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2017	2016
Revenues:
Initial franchise fees	$48,900	$130,000
Royalties fees	547,937	608,826
Merchandise sales	—	60
	596,837	738,886
Operating expenses:
Franchise consulting and commissions	15,558	85,065
Franchise training and expenses	16,502	26,631
Salaries and payroll taxes	186,484	159,277
Stock-based compensation	2,000	—
Advertising	2,757	12,104
Professional fees & legal settlements	277,012	397,771
Office expense	3,709	1,885
Bad debt expense	69,859	41,692
Depreciation	12,315	13,726
Other general and administrative expenses	116,474	39,944
Total operating expenses	702,670	778,095
Loss from operations	(105,833)	(39,209)

Other income (expense):
Interest income - net	—	3
Other income	179	13,432
Total other income	179	13,435
Loss before benefit from income taxes	(105,654)	(25,774)

Benefit from income taxes	—	5,236
Net loss	$(105,654)	$(20,538)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	12,076,030	12,001,409

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(105,654)	$(20,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,315	13,726
Bad debt expense	69,859	41,692
Deferred income taxes	—	(15,337)
Stock issued for LOC option	2,000	—
Changes in operating assets and liabilities:
Restricted cash	(419)	1,514
Accounts receivable	(123,200)	(37,911)
Prepaid expenses	15,831	(48,575)
Notes receivable	3,260	(32,556)
Deposits	13,628	—
Accounts payable	129,800	(53,246)
Accrued liabilities	(27,724)	(61,302)
Unearned revenue	—	(188)
Payroll accruals	1,067	(674)
Accrued marketing	(15,818)	5,793
Income tax receivable	—	7,338
Net cash used in operating activities	(25,055)	(200,264)
Cash flows from investing activities:
Acquisition of property and equipment	(34,492)	—
Net cash used in investing activities	(34,492)	—
Net change in cash	(59,547)	(200,264)
Cash, beginning of period	213,950	276,685
Cash, end of period	$154,403	$76,421

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of December 31, 2017, BFK franchisees operated in 641 territories in 40 states and 45 countries, and SF franchisees operated in 10 territories in 5 states and 2 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2017 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management include allowance for doubtful accounts, the valuation allowance for deferred tax assets, depreciation of property and equipment, amortization of intangible assets, recoverability of long-lived assets and fair market value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Restricted Cash

The Company had restricted cash of approximately $119,000 and $118,000 at December 31, 2017 and September 30, 2017, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2017 and September 30, 2017 are adequate, but actual write-offs could exceed the recorded allowance.

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

Initial Franchise Fee - Since the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties are recognized as earned on a monthly basis.

Royalties - Royalties are recognized as earned on a monthly basis.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended December 31, 2017 and 2016 of approximately $3,000 and $12,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2017 and September 30, 2017, respectively, and has not recognized interest and/or penalties during the three months ended December 31, 2017, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2013 and forward by the U.S. Internal Revenue Service.

Net earnings (loss) per share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Stock-based compensation

The company accounts for employee stock awards for services based on the grant date fair value of the instrument issued, and those issued to non-employees are recorded based on the grant date fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Stock awards are expensed over the service period.

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. Topic 606 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Topic 606 is required to be adopted by the Company on October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements. Under the prior revenue recognition rules, the Company generally recorded revenue for initial franchise sales up front upon the completion of the sale transaction and corresponding training obligations. Under Topic 606, franchise sales revenue is generally deferred and recognized over the life of the franchise agreement as there is an ongoing obligation of the company to perform under the agreements. Accordingly, the Company expects a significant impact upon adoption as prior franchise sales which had previously been recognized up front will need to be recast as deferred over the remaining life of the agreements from the adoption date. The recognition of royalty revenue is not expected to change under Topic 606. The Company’s initial calculations in regards to the change in revenue recognition would create a deferred liability of approximately $7MM to $10MM with recognition of this deferred revenue of $80,000 to $250,000 per month depending on the activity during the period.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to improve and simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, income tax benefits and deficiencies are to be recognized as income tax expense or benefit in the income statement and the tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity should also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Excess tax benefits should be classified along with other income tax cash flows as an operating activity. In regards to forfeitures, the entity may make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has adopted this standard, and there was no material effect on the consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

(2) Related Party Transactions

On December 29th and 31st, 2017, the Company entered into two separate line of credit agreements in the amount of $50,000 each with two members of the Company’s Board of Directors. These agreements were intended to provide liquidity in the event the Company needed access to such. The agreements are payable upon demand, have an initial term of 5 years and bear interest at market rates. As of December 31, 2017, no amounts were outstanding on these lines of credit.

(3) Notes and Other Receivables

At December 31, 2017 and September 30, 2017, respectively, the Company held certain notes receivable totaling approximately $89,000 and $95,000 respectively for extended payment terms of franchise fees, generally non-interest bearing notes with monthly payments, payable within one to two years. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2018	2019	2020	2021	2022	Thereafter	Total
Payment schedules for Notes Receivable	$30,184	$15,763	$12,950	$12,950	$12,950	$4,537	$89,334

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

At December 31, 2017 and September 30, 2017, the accrued marketing fund liability balances were approximately $116,000 and $132,000, respectively.

(5) Accrued Liabilities

The Company had accrued liabilities at December 31, 2017, and September 30, 2017 as follows:

	December 31,	September 30,
Accrued Liabilities	2017	2017
Accrued Legal Fees	19,058	77,719
Accrued Legal Settlements	80,429	32,143
Accrued Exit Agreement	—	9,739
Accrued Other	8,516	16,126
	$108,003	$135,727

(6) Stock-Based Compensation

On December 29th and 31st, 2017, the Company granted 14,286 shares to Directors and Officers of the Company. These shares were issued in conjunction with the issuance of lines of credit from the two directors. The fair value of the shares on the date of grant were $2,000 and the shares vested immediately. The company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017.

(7) Commitments and Contingencies

Lease Commitments

Rent expense was approximately $5,000 and $3,000, respectively, for the three months ended December 31, 2017 and 2016.

Litigation

There are no matters currently outstanding which the Company believes will have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At December 31, 2017, the Company had 525 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 30 Bricks 4 Kidz® master franchises, and 96 Bricks 4 Kidz® sub-franchises operating in 45 countries.

1st Quarter 2018 Highlights

The Company experienced a reduction in new franchise sales revenue primarily due to fewer initial franchise sales in 2017. There were 1 domestic and -0- international sales during the 1st quarter ended December 31, 2017 as compared to -0- domestic and 2 international sales during the quarter ended December 31, 2016.

In addition, royalty fees decreased approximately $61,000 due to the reduction in active US franchisees in prior periods. There were 651 active franchise territories during the quarter ended December 31, 2017 as compared to 746 during the quarter ended December 31, 2016.

Operating Expenses decreased to approximately $702,670 in the quarter ended December 31, 2017 from approximately $778,095 in the quarter ended December 31, 2016, or $75,000, due to significant decreases in professional fees of $121,000 and in franchise consulting and commissions of $69,000 slightly offset by higher other general and administrative. The decrease in professional fees was due to less legal activity and a more streamlined approach to handling legal issues while the increase in general and administrative expenses related to higher travel and conference related costs.

The net loss for the quarter ended December 31, 2017 was $105,654 compared to a loss of $20,538 in the quarter ended December 31, 2016.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. From January of 2016 through August 2016, the Company was not able to sell franchises in the United States, and at the same time the Company had significant professional fees and regulatory cash outlays which put adverse pressure on the Company’s liquidity. The Company believes its cash outlays related to professional fees and regulatory functions will return to traditional levels for a similar business. The Company will explore all options to improve liquidity.

The Company has entered into Letters of Credit agreements with two Directors for the benefit of the Company. The aggregate value of the Letters of Credit will be for a total of $100,000 and will be subject to market rates and terms. The Company issued an aggregate of 14,286 shares during the quarter ended December 31, 2017 to Directors and Officers of the Company in accordance with their letter of credit agreement.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the quarters ended December 31, 2017 and 2016, the Company purchased property and equipment totaling approximately $34,000 and $-0-.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2017, under the supervision and with the participation of our management, including our Chief Operating Officer/Chief Financial Officer, who is also serving as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In our 2017 Annual Report on Form 10-K, the Company concluded internal controls over financial reporting were effective on September 30, 2017.

PART II

Item 1. Legal Proceedings

There are no matters currently outstanding which the Company believes will have a material impact on its financial position or results of operations.

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of CLC’s most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously discussed, the Company issued an aggregate of 14,286 shares during the quarter ended December 31, 2017 to Directors and Officers of the Company in accordance with a letter of credit agreement. Such issuance was made under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1	Form of Confirmation Letter from certain Directors and Officers (Incorporated by reference to Exhibits of the Company’s Form 10-K for the year ended September 30, 2017).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: February 15, 2018	By:	/s/ Christian Miller
Christian Miller,
Chief Operating Officer and Chief Financial Officer (Principal Executive Officer and Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: February 15, 2018	By:	/s/ Dawn Davis
Dawn Davis,
Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Confirmation Letter from certain Directors and Officers (Incorporated by reference to Exhibits of the Company’s Form 10-K for the year ended September 30, 2017).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document