Form 10-Q
period 2018-03-31
CREATIVE LEARNING Corp
filed 2018-05-14
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,090,161 shares of common stock as of May 1, 2018.

CREATIVE LEARNING CORPORATION

FORM 10Q

Quarter Ended March 31, 2018

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets (Unaudited)

	March 31,	September 30,
	2018	2017
Assets
Current Assets:
Cash	$79,337	$213,950
Restricted cash (marketing fund)	80,509	118,337
Accounts receivable, less allowance for doubtful accounts of approximately $369,000 and $262,000, respectively	424,896	356,830
Prepaid expenses	32,452	73,337
Notes receivable - current portion, less allowance for doubtful accounts of approximately $10,000 and $33,000, respectively	8,768	2,730
Total Current Assets	625,962	765,184

Notes receivable - net of current portion, less allowance for doubtful accounts of approximately $24,000 and $0, respectively	58,777	59,150
Property and equipment, net of accumulated depreciation of approximately $265,000 and $240,000, respectively	308,231	260,094
Intangible assets	23,300	23,300
Deposits	1,425	15,053
Total Assets	$1,017,695	$1,122,781

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$186,243	$148,021
Payroll accruals	16,603	17,950
Accrued liabilities	90,597	135,727
Accrued marketing fund	99,996	131,909
Total Current Liabilities	393,439	433,607
Commitments and Contingencies - Note 7
Stockholders’ Equity:
Creative Learning Corporation stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,090,161 and 12,075,875 shares issued and outstanding, respectively	1,209	1,207
Additional paid-in capital	2,897,283	2,895,285
Treasury Stock, 65,100 shares (cost method)	(34,626)	(34,626)
Accumulated deficit	(2,239,610)	(2,172,692)
Total Stockholders’ Equity	624,256	689,174

Total Liabilities and Stockholders’ Equity	$1,017,695	$1,122,781

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For The Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017
Revenues:
Initial franchise fees	$45,309	$10,313	$94,209	$140,313
Royalties fees	557,888	571,472	1,105,825	1,180,298
Merchandise sales	4,773	—	4,773	60
	607,970	581,785	1,204,807	1,320,671
Operating expenses:
Franchise consulting and commissions	15,245	25,795	30,803	110,860
Franchise training and expenses	6,583	18,466	23,085	45,097
Salaries and payroll taxes	164,391	183,524	350,875	342,801
Stock-based compensation	—	—	2,000	—
Advertising	2,546	9,815	5,303	21,919
Professional fees & legal settlements	130,030	460,971	407,042	858,742
Office expense	3,537	2,940	7,246	4,825
Bad debt expense	132,529	61,739	202,388	103,431
Depreciation	12,418	13,727	24,733	27,453
Other general and administrative expenses	101,783	37,164	218,257	77,108
Total operating expenses	569,062	814,141	1,271,732	1,592,236
Income (Loss) from operations	38,908	(232,356)	(66,925)	(271,565)

Other income (loss):
Interest income - net	—	36	—	39
Other income (loss)	(172)	1,802	7	15,234
Total other income (loss)	(172)	1,838	7	15,273
Income (Loss) before income taxes	38,736	(230,518)	(66,918)	(256,292)

(Provision for) Benefit from income taxes	—	71,722	—	76,958
Net income (loss)	$38,736	$(158,796)	$(66,918)	$(179,334)

Net income (loss) per share
Basic and diluted	$0.00	$(0.01)	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	12,090,161	12,001,409	12,083,018	12,001,409

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(66,918)	$(179,334)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	24,733	27,453
Bad debt expense	202,388	103,431
Deferred income taxes	—	(76,958)
Stock issued for LOC option	2,000	—
Changes in operating assets and liabilities:
Restricted cash	37,828	(34,482)
Accounts receivable	(267,479)	(145,874)
Prepaid expenses	40,885	(1,880)
Notes receivable	(8,640)	(38,009)
Deposits	13,628	—
Accounts payable	38,222	199,711
Accrued liabilities	(45,130)	(197,595)
Unearned revenue	—	(188)
Payroll accruals	(1,347)	2,725
Accrued marketing	(31,913)	50,968
Income tax receivable	—	424,938
Net cash (used in) provided by operating activities	(61,743)	134,906
Cash flows from investing activities:
Acquisition of property and equipment	(72,870)	(1,080)
Net cash used in investing activities	(72,870)	(1,080)
Net change in cash	(134,613)	133,826
Cash, beginning of period	213,950	276,685
Cash, end of period	$79,337	$410,511

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively that offer children’s enrichment and education franchises. As of March 31, 2018, BFK franchisees operated in 631 territories in 40 states and 45 countries, and SF franchisees operated in 10 territories in 5 states and 2 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the six months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates and assumptions made by management include the allowance for doubtful accounts, the valuation allowance for deferred tax assets, depreciation of property and equipment, amortization of intangible assets, recoverability of long-lived assets, and fair market value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Restricted Cash

The Company had restricted cash of approximately $81,000 and $118,000 at March 31, 2018 and September 30, 2017, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

Accounts and Notes Receivable

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at March 31, 2018 and September 30, 2017 are adequate, but actual write-offs could exceed the recorded allowance.

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

Fixed Assets	Useful Life
Equipment	5 years
Furniture and Fixtures	5 years
Property and Improvements	15-40 years
Software	3 years

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms and in accordance with regulatory requirements, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Since the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training. The Initial Franchise Fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor.

Royalties are recognized as earned on a monthly basis.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended March 31, 2018 and 2017 of approximately $3,000 and $10,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2018 and September 30, 2017, respectively, and has not recognized interest and/or penalties during the three months ended March 31, 2018, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. Topic 606 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Topic 606 is required to be adopted by the Company on October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements. Under the prior revenue recognition rules, the Company generally recorded revenue for initial franchise sales up front upon the completion of the sale transaction and corresponding training obligations. Under Topic 606, franchise sales revenue is generally deferred and recognized over the life of the franchise agreement as there is an ongoing obligation of the company to perform under the agreement. Accordingly, the Company expects a significant impact upon adoption as prior franchise sales which had previously been recognized up front will need to be recast as deferred over the remaining life of the agreements from the adoption date. The recognition of royalty revenue is not expected to change under Topic 606. The Company’s initial calculations in regards to the change in revenue recognition would create a deferred liability of approximately $7MM to $10MM with recognition of this deferred revenue of $80,000 to $250,000 per month depending on the activity during the period.

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

In February 2016, the FASB issued ASU 2016-02, “Leases“, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter 2020 and requires a modified retrospective transition approach including a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

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

On December 29th and 31st, 2017 the Company entered into two separate line of credit agreements in the amount of $50,000 each with two members of the Company’s Board of Directors. These agreements were intended to provide liquidity in the event the Company needed access to such. The agreements are payable upon demand, have an initial term of 5 years, and bear interest at market rates. As of March 31, 2018, no amounts were outstanding on these lines of credit.

The Company has formed a not for profit entity, Bricks 4 Kidz, Inc., which was approved for 501(c)(3) designation during the quarter ended March 31, 2018. The entity will provide specialized educational programs and training support to underserved communities to teach the fundamentals of S.T.E.M. (science, technology, engineering and math) education for the benefit of school age children and teachers. This entity may allow our franchisees to have greater outreach in their communities. The Company paid approximately $7,000 in costs and fees related to the formation of Bricks 4 Kidz, Inc.

(3) Notes and Other Receivables

At March 31, 2018 and September 30, 2017, the Company held certain notes receivable totaling approximately $101,000 and $95,000, respectively, for extended payment terms of franchise fees. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2018	2019	2020	2021	2022	Thereafter	Total
Payment schedules for Notes Receivable	$11,804	$19,539	$16,235	$15,370	$15,571	$22,715	$101,234

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

At March 31, 2018 and September 30, 2017, the accrued marketing fund liability balances were approximately $100,000 and $132,000, respectively.

(5) Accrued Liabilities

The Company had accrued liabilities at March 31, 2018, and September 30, 2017 as follows:

	March 31,	September 30,
Accrued Liabilities	2018	2017
Accrued Legal Fees	28,967	77,719
Accrued Legal Settlements	55,714	32,143
Accrued Exit Agreement	-	9,739
Accrued Other	5,916	16,126
	$90,597	$135,727

(6) Stock-Based Compensation

On December 29th and 31st, 2017, the Company issued an aggregate of 14,286 shares of Common Stock to two Directors of the Company. These shares were issued in conjunction with the issuance of lines of credit from the two directors. The fair value of the shares on the date of grant were $2,000, and the shares vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017.

(7) Commitments and Contingencies

Lease Commitments

Rent expense was approximately $5,000 and $6,000, respectively, for the three months ended March 31, 2018 and 2017, and $9,000 and $9,000, respectively, for the six months ended March 31, 2018 and 2017.

Litigation

Except as disclosed below, there have been no significant developments in the pending legal proceedings as previously reported in Footnote 10, Commitments and Contingencies, of our Consolidated Financial Statements in our Annual Report on Form 10-K, for the year ended September 30,2017.

On April 24th, 2018 the Company paid $45,000 to Kristena Bins-Turner and Back and 4th, LLC to settle an arbitration award entered on February 13, 2018. That amount included reimbursement of $15,381.01 for arbitration costs related to the eight franchise territories that Back and 4th LLC owned. The Company accrued for the costs related to this arbitration in the 1st Quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of March 31, 2018, the Company had 506 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 30 Bricks 4 Kidz master franchises, and 105 Bricks 4 Kidz sub-franchises operating in 45 countries.

Three Months Ending March 31, 2018 Highlights

The Company experienced an increase in new franchise sales of $35,000 during the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017. The Company sold a new domestic franchise in the current quarter and added several new international sub-franchises. In the quarter ended March 31, 2017, the Company added international sub-franchises only.

Offsetting this increase, the royalty fees decreased approximately $14,000 primarily due to less contract settlement fees in the quarter ended March 31, 2018. During the quarter ended March 31, 2018, there were approximately $3,000 in contract settlement fees as compared to $34,000 during the quarter ended March 31, 2017.

Operating expenses decreased to approximately $569,000 in the quarter ended March 31, 2018 from approximately $814,000 in the quarter ended March 31, 2017, or $245,000, due to significant decreases in professional fees of $331,000. This decrease was partially offset by higher bad debt expense of approximately $71,000 and higher other general and administrative expense of $65,000. The decrease in professional fees was due to a more streamlined approach to handling legal issues in the current quarter, while the increase in bad debt expense was due to the write-off of several inactive franchisees as well as the continuing review of receivables for collectability. Also, the general and administrative expense increase in the quarter ended March 31, 2018 was primarily due to increased insurance expense and larger travel expense related to franchisee outreach.

The Company had net income for the quarter ended March 31, 2018 of $38,736 compared to a net loss of $158,796 in the quarter ended March 31, 2017.

Six Months Ending March 31, 2018 Highlights

The Company experienced a decrease in new franchise sales of $46,000 during the six months ended March 31, 2018 as compared to the six months ended March 31, 2017. There were 3 domestic and -0- international sales along with several international sub-franchise sales during the six months ended March 31, 2018 as compared to -0- domestic and 2 international master franchise sales and several international sub-franchise sales during the six months ended March 31, 2017

In addition, royalty fees decreased approximately $74,000 in the six months ended March 31, 2018 as compared to the six months ended March 31, 2017 primarily due to less contract settlement fees. During the six months ended March 31, 2018, there were approximately $13,000 in contract settlement fees as compared to $69,000 during the six months ended March 31, 2017.

Operating expenses decreased to approximately $1,272,000 in the six months ended March 31, 2018 from approximately $1,592,000 in the six months ended March 31, 2017, or $320,000, due to significant decreases in professional fees of $452,000. The decrease in professional fees was due to a more streamlined approach to handling legal issues in the current year. Partially offsetting the decrease in professional fees, bad debt expense increased approximately $99,000 and other general and administrative expense increased approximately $141,000. The increase in bad debt expense was due to the write-off of several inactive franchisees as well as the continuing review of receivables for collectability, and the increase in general and administrative expenses was primarily due to increased insurance expense and larger travel expense related to franchisee outreach.

The Company had a net loss for the six months ended March 31, 2018 of $66,918, compared to a net loss of $179,334 in the six months ended March 31, 2017.

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

The Company continually evaluates the need and availability of long-term capital in order to meet its cash requirements and fund potential new opportunities. The Company cannot predict whether future financing, if any, will be in the form of equity, debt, or a combination of both. Any equity financing could be dilutive to stockholders. The Company may not be able to obtain additional funds on a timely basis, on acceptable terms, or at all, and other than a line of credit with two Directors, the Company has no commitments, agreements or understandings with respect to any equity or debt financing.

The Company has entered into Letters of Credit agreements with two Directors for the benefit of the Company. The aggregate value of the Letters of Credit is $100,000 and is subject to market rates and terms.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the six months ended March 31, 2018 and 2017, the Company purchased property and equipment totaling approximately $73,000 and $1,000 respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended March 31, 2018, under the supervision and with the participation of our management, including our Chief Operating Officer/Chief Financial Officer, who serves as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In our 2017 Annual Report on Form 10-K, the Company concluded internal controls over financial reporting were effective on September 30, 2017.

PART II

Item 1. Legal Proceedings

Except as disclosed below, there have been no significant developments in the pending legal proceedings as previously reported in Part I, Item 3, Legal Proceedings in our Annual Report on Form 10-K, for the year ended September 30,2017.

On April 24th, 2018 the Company paid $45,000 to Kristena Bins-Turner and Back and 4th, LLC to settle an arbitration award entered on February 13, 2018. That amount included reimbursement of $15,381.01 for arbitration costs related to the eight franchise territories that Back and 4th LLC owned. The Company accrued for the costs related to this arbitration in the 1st Quarter of 2018.

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

CREATIVE LEARNING CORPORATION

Dated: May 14, 2018	By:	/s/ Christian Miller
Christian Miller,
Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer and Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: May 14, 2018	By:	/s/ Dawn Davis
Dawn Davis, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

