Form 10-Q
period 2018-06-30
CREATIVE LEARNING Corp
filed 2018-08-13
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒     Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,090,161 shares of common stock as of July 30, 2018.

CREATIVE LEARNING CORPORATION

FORM 10Q

Quarter Ended June 30, 2018

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets (Unaudited)

	June 30, 2018	September 30, 2017
Assets
Current Assets:
Cash	$38,348	$213,950
Restricted cash (marketing fund)	77,765	118,337
Accounts receivable, less allowance for doubtful accounts of approximately $409,000 and $262,000, respectively	477,079	356,830
Prepaid expenses	17,948	73,337
Notes receivable - current portion, less allowance for doubtful accounts of approximately $4,000 and $33,000, respectively	9,158	2,730
Total Current Assets	620,298	765,184

Notes receivable - net of current portion, less allowance for doubtful accounts of approximately $19,000 and $0, respectively	58,386	59,150
Property and equipment, net of accumulated depreciation of approximately $278,000 and $240,000, respectively	339,276	260,094
Intangible assets	23,300	23,300
Deposits	1,425	15,053
Total Assets	$1,042,685	$1,122,781

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$182,610	$148,021
Payroll accruals	16,603	17,950
Accrued liabilities	20,172	135,727
Accrued marketing fund	84,872	131,909
Total Current Liabilities	304,257	433,607
Commitments and Contingencies - Note 7
Stockholders’ Equity:
Creative Learning Corporation stockholders’ equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; None issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,090,161 and 12,075,875 shares issued and outstanding, respectively	1,209	1,207
Additional paid-in capital	2,897,283	2,895,285
Treasury Stock, 65,100 shares (cost method)	(34,626)	(34,626)
Accumulated deficit	(2,125,438)	(2,172,692)
Total Stockholders’ Equity	738,428	689,174

Total Liabilities and Stockholders’ Equity	$1,042,685	$1,122,781

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended		For The Nine Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues:
Initial franchise fees	$65,060	$5,522	$159,269	$145,835
Royalties fees	548,384	546,135	1,654,209	1,726,433
Merchandise sales	4,603	—	9,376	60
	618,047	551,657	1,822,854	1,872,328
Operating expenses:
Franchise consulting and commissions	18,350	18,995	49,153	129,855
Franchise training and expenses	13,375	27,183	36,460	72,280
Salaries and payroll taxes	174,100	170,229	524,975	513,030
Stock-based compensation	—	311,718	2,000	311,718
Advertising	16,200	1,050	21,503	22,969
Professional fees & legal settlements	89,418	211,308	496,460	1,070,050
Office expense	2,088	1,451	9,334	6,276
Bad debt expense	80,468	42,662	282,856	146,093
Depreciation	13,219	16,909	37,952	44,362
Other general and administrative expenses	75,895	151,835	294,152	228,943
Total operating expenses	483,113	953,340	1,754,845	2,545,576
Income (Loss) from operations	134,934	(401,683)	68,009	(673,248)

Other income (loss):
Interest income - net	—	48	—	87
Other income (loss)	(1,397)	3,176	(1,390)	18,410
Total other income (loss)	(1,397)	3,224	(1,390)	18,497
Income (Loss) before income taxes	133,537	(398,459)	66,619	(654,751)

Provision for income taxes	(19,365)	(433,065)	(19,365)	(356,107)
Net income (loss)	$114,172	$(831,524)	$47,254	$(1,010,858)

Net income (loss) per share
Basic and diluted	$0.01	$(0.07)	$0.00	$(0.08)
Basic and diluted weighted average number of common shares outstanding	12,090,161	12,005,850	12,085,399	12,002,889

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows (Unaudited)

	For the Nine Months Ended
	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income (loss)	$47,254	$(1,010,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	37,952	44,362
Bad debt expense	282,856	146,093
Deferred income taxes	—	343,444
Stock issued for LOC option	2,000	—
Stock based directors’ fees	—	295,926
Stock based compensation	—	15,792
Impairment loss on intangible assets	—	77,204
Changes in operating assets and liabilities:
Restricted cash	40,572	16,131
Accounts receivable	(400,130)	(211,052)
Prepaid expenses	55,389	(89,515)
Notes receivable	(8,639)	6,991
Deposits	13,628	(8,550)
Accounts payable	34,589	26,244
Accrued liabilities	(115,555)	(229,997)
Unearned revenue	—	(188)
Payroll accruals	(1,347)	(1,600)
Accrued marketing	(47,037)	35,694
Income tax receivable	—	424,938
Net cash used in operating activities	(58,468)	(118,941)
Cash flows from investing activities:
Acquisition of property and equipment	(117,134)	(1,080)
Net cash used in investing activities	(117,134)	(1,080)
Net change in cash	(175,602)	(120,021)
Cash, beginning of period	213,950	276,685
Cash, end of period	$38,348	$156,664

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”) under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively that offer children’s enrichment and education franchises. As of June 30, 2018, BFK franchisees operated in 643 territories in 40 states and 46 countries, and SF franchisees operated in 4 territories in 2 states and 1 country.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the nine months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

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

Restricted Cash

The Company had restricted cash of approximately $78,000 and $118,000 at June 30, 2018 and September 30, 2017, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected and held to be spent on the promotion of the brand (see Note 4).

Accounts and Notes Receivable

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at June 30, 2018 and September 30, 2017 are adequate, but actual write-offs could exceed the recorded allowance.

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

As described under Recent account pronouncements below, the adoption of Topic 606 will have a significant impact on the recognition of revenue with repect to franchise sales.

Royalties are recognized as earned on a monthly basis.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the quarters ended June 30, 2018 and 2017 of approximately $16,000 and $1,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2018 and September 30, 2017, respectively, and has not recognized interest and/or penalties during the three months ended June 30, 2018, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. Topic 606 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. Topic 606 is required to be adopted by the Company on October 1, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements. Under the prior revenue recognition rules, the Company generally recorded revenue for initial franchise sales up front upon the completion of the sale transaction and corresponding training obligations. Under Topic 606, franchise sales revenue is generally deferred and recognized over the life of the franchise agreement as there is an ongoing obligation of the company to perform under the agreement. Accordingly, the Company expects a significant impact upon adoption as prior franchise sales which had previously been recognized up front will need to be recast as deferred over the remaining life of the agreements from the adoption date. The recognition of royalty revenue is not expected to change under Topic 606. The Company’s initial calculations in regard to the change in revenue recognition would create a deferred liability of approximately $7MM to $10MM with recognition of this deferred revenue of $80,000 to $250,000 per month depending on the activity during the period.

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

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This update expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, aligning them to the accounting required for share-based payments awards issued to employees. ASU 2018-07 becomes effective for fiscal years beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of ASU 2014-09. The Company is currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

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

On December 29th and 31st, 2017 the Company entered into two separate line of credit agreements in the amount of $50,000 each with two members of the Company’s Board of Directors. These agreements were intended to provide liquidity in the event the Company needed access to such. The agreements are payable upon demand, have an initial term of 5 years, and bear interest at market rates. As of June 30, 2018, no amounts were outstanding on these lines of credit.

The Company has formed a not-for-profit entity, Bricks 4 Kidz, Inc., which was approved for 501(c)(3) designation during the quarter ended March 31, 2018. The entity will provide specialized educational programs and training support to underserved communities to teach the fundamentals of S.T.E.M. (science, technology, engineering and math) education for the benefit of school age children and teachers. This entity may allow our franchisees to have greater outreach in their communities. The management of Bricks 4 Kidz, Inc. is the same as the Company management, though Bricks 4 Kidz, Inc. and the Company have different Directors. The Company paid approximately $7,000 in costs and fees related to the formation of Bricks 4 Kidz, Inc.

(3) Notes and Other Receivables

At June 30, 2018 and September 30, 2017, the Company held certain notes receivable totaling approximately $91,000 and $95,000, respectively, for extended payment terms of franchise fees. The Company only writes off franchisees’ receivables in the event that they leave the network. In addition, the Company analyzes the collectability of all receivables and reserves accordingly.

	2018	2019	2020	2021	2022	Thereafter	Total
Payment schedules for Notes Receivable	$7,304	$11,301	$15,685	$15,370	$15,571	$25,953	$91,184

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

At June 30, 2018 and September 30, 2017, the accrued marketing fund liability balances were approximately $85,000 and $132,000, respectively.

(5) Accrued Liabilities

The Company had accrued liabilities at June 30, 2018, and September 30, 2017 as follows:

Accrued Liabilities	June 30, 2018	September 30, 2017
Accrued Legal Fees	18,418	77,719
Accrued Legal Settlements	—	32,143
Accrued Exit Agreement	—	9,739
Accrued Other	1,754	16,126
	$20,172	$135,727

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

(7) Commitments and Contingencies

Lease Commitments

Rent expense was approximately $5,000 and $3,000, respectively, for the three months ended June 30, 2018 and 2017, and $14,000 and $12,000, respectively, for the nine months ended June 30, 2018 and 2017.

Litigation

Except as disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2018, under Note 7 in Notes to Financial Statements, and Part II, Item 1, there have been no significant developments in the pending legal proceedings as previously reported in Note 10, Commitments and Contingencies, of our Consolidated Financial Statements in our Annual Report on Form 10-K, for the year ended September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of June 30, 2018, the Company had 497 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 31 Bricks 4 Kidz master franchises, and 119 Bricks 4 Kidz sub-franchises operating in 46 countries.

Three Months Ending June 30, 2018 Highlights

The Company experienced an increase in new franchise sales of approximately $60,000 during the quarter ended June 30, 2018, as compared to the quarter ended June 30, 2017. Accordingly, revenues were $618,047 for the three months ended June 30, 2018 compared with $551,657 in the three months ended June 30, 2017. The Company sold a new domestic franchise, a new international master franchise, as well as a new international sub-franchise in the current quarter. In the quarter ended June 30, 2017, the Company only added one international sub-franchise.

Operating expenses decreased to approximately $483,000 in the quarter ended June 30, 2018 from approximately $953,000 in the quarter ended June 30, 2017, or $470,000, due mostly to a decrease in stock-based compensation of approximately $312,000 and significant decreases in professional fees of apporoximately $122,000. The decrease in stock-based compensation was due to stock grants and stock option grants made to board members and officers of the Company in the quarter ended June 30, 2017, while none were made in the current quarter. The decrease in professional fees was due to a more streamlined approach to handling legal issues in the current quarter.

The provision for income taxes decreased to approximately $19,000 in the quarter ended June 30, 2018 from approximately $433,000 in the quarter ended June 30, 2017, or $414,000, due to a 100% valuation allowance on the deferred tax asset that was created in the previous year.

The Company had net income for the quarter ended June 30, 2018 of $114,172 compared to a net loss of $831,524 in the quarter ended June 30, 2017.

Nine Months Ending June 30, 2018 Highlights

The Company experienced a decrease in royalty fees of approximately $72,000 in the nine months ended June 30, 2018 as compared to the nine months ended June 30, 2017 primarily due to less contract settlement fees. During the nine months ended June 30, 2018, there were approximately $15,000 in contract settlement fees as compared to $75,000 during the nine months ended June 30, 2017. Therefore, revenues were $1,822,854 for the nine months ended June 30, 2018 compared with $1,872,328 for the nine months ended June 30, 2017.

Operating expenses decreased to approximately $1,755,000 in the nine months ended June 30, 2018 from approximately $2,546,000 in the nine months ended June 30, 2017, or $791,000, due to significant decreases in professional fees of $574,000 as well as a decrease in stock-based compensation of $310,000. The decrease in professional fees was due to a more streamlined approach to handling legal issues in the current year, and the decrease in stock-based compensation was due to stock grants and stock option gratns made to board members and officers of the Company in the previous year. Partially offsetting these decreases, bad debt expense increased approximately $137,000 due to the write-off of several inactive franchisees as well as the continuing review of receivables for collectability.

The provision for income taxes decreased to approximately $19,000 in the nine months ended June 30, 2018 from approximately $356,000 in the nine months ended June 30, 2017, or $337,000, due to a 100% valuation allowance on the deferred tax asset that was created in the previous year.

The Company had net income for the nine months ended June 30, 2018 of $47,254, compared to a net loss of $1,010,858 for the nine months ended June 30, 2017.

Liquidity and Capital Resources

The Company’s primary source of liquidity is from cash generated through operations. From January of 2016 through August 2016, the Company was not able to sell franchises in the United States, and at the same time the Company had significant professional fees and regulatory cash outlays which put adverse pressure on the Company’s liquidity. The Company believes its cash outlays related to professional fees and regulatory functions have been returning to traditional levels for a similar business. The Company will explore all options to improve liquidity.

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

The Company has entered into Letters of Credit agreements with two Directors for the benefit of the Company. The aggregate value of the Letters of Credit is $100,000 and is subject to market rates and terms. As of June 30, 2018, no amounts were outstanding on these letters of credit.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the nine months ended June 30, 2018, the Company purchased property and equipment totaling approximately $117,000. The majority of the funds, approximately $92,000, were spent on creating a franchise management software tool. The Company also paid down accrued liabilities, related to legacy legal costs and settlements, of approximately $116,000 during the nine months ending June 30, 2018. These are not recurring costs, and the Company believes that going forward the cash will be sufficient for its operational needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended June 30, 2018, under the supervision and with the participation of our management, including our Chief Operating Officer/Chief Financial Officer, who serves as our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

Except as disclosed in the Company’s Form 10-Q for the quarter ended March 31, 2018, under Note 7 in Notes to Financial Statements, and Part II, Item 1, there have been no significant developments in the pending legal proceedings as previously reported in Note 10, Commitments and Contingencies, of our Consolidated Financial Statements in our Annual Report on Form 10-K, for the year ended September 30, 2017.

Item 1A. Risk Factors

Not applicable.

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of CLC’s annual report on Form 10-K for the fiscal year ended September 30, 2017.

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

CREATIVE LEARNING CORPORATION

Dated: August 13, 2018	By:	/s/ Christian Miller
Christian Miller,
Chief Operating Officer and Chief Financial Officer
(Principal Executive Officer and Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: August 13, 2018	By:	/s/ Dawn Davis
Dawn Davis, Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document