Form 10-K
period 2018-09-30
CREATIVE LEARNING Corp
filed 2019-09-04
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of March 31, 2018 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $0.14 closing price of the registrant’s common stock as reported on the OTC bulletin board on that date, was approximately $1.8 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

At July 10, 2019, there are 12,089,140 shares of common stock of the registrant outstanding.

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

ii

PART I

Item 1. Business

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee, renewal fees and monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At September 30, 2018, the Company had 526 Bricks 4 Kidz® and Sew Fun Studios® franchise locations and 31 Bricks 4 Kidz® master franchises which operate 124 Bricks 4 Kidz® sub-franchises in 45 countries.

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

At September 30, 2018, BFK had 526 franchise territories and 31 master franchises which operate 124 sub-franchises operating in 41 states, the District of Columbia, Puerto Rico, and 45 foreign countries. The following table details franchise activity:

BFK
Franchise Territories

September 30, 2016	698
Additions	22
Terminations and non-renewals and cancellations	(80)
September 30, 2017	640
Additions	7
Terminations and non-renewals and cancellations	(90)
September 30, 2018	557

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

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2018, BFK sold one master franchise for $36,000. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory.

The Company uses a network of franchise advertising and promotion media to contact prospective franchisees. When a potential contact is received, the initial information relating to a buyer is passed to a franchise sales broker or director of business development to initiate contact with the potential new franchisees. The responsibility of the sales broker and/or director of business development is to vet the potential franchisee for compatibility with the franchise concept, among other things. As part of the process of vetting potential franchisees, the Company requires all prospective franchisees to complete a Request for Consideration form. Upon completion of the process the sales broker is paid a commission typically ranging from 20% to 30% of the franchise fee while the director of business development commission ranges between 5% to 7% and the Marketing Director earns 1%.

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

The term of the franchise is for ten years. Subject to any applicable laws, BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000. During FY2018, the Company, in accordance to FTC Franchise Rule 436.7(a), suspended sales of new franchises in the United States as the Company awaited the completion of its audited financial statements.

Franchise Disclosure Document

Under federal law, the Company is required to (a) prepare a franchise disclosure document (“FDD”) including federally mandated information, (b) provide each prospective franchisee with a copy of the FDD, and (c) wait 14 calendar days before entering into a binding agreement with the prospective franchisee or collecting any payment from any prospective franchisee. Federal law does not regulate the franchise relationship or require any filing or registration of the FDD on the part of a franchisor. The Company is also required to comply with certain state regulations in connection with the offer and sale of franchises, including the requirement to submit the FDD for registration with a number of states before offering or selling franchises within those states. The states requiring registration of the FDD are:  California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin. In these states, state regulatory agencies review the FDD to confirm compliance with state statutory requirements. These state agencies can deny registration of the FDD if they determine that the FDD fails to meet state statutory requirements. If a state denies the issuance of an effective registration, a franchisor is prohibited from offering or selling franchises in that state. See "Government Regulation" below for more information.

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

Based upon the number of franchise territories owned and the length of time the franchisee has been in operation, historically, domestic and international franchisees were required to pay BFK a royalty fee amounting to 7% of gross receipts reported in the Franchise Management Tool (“FMT”). BFK also received a percentage of royalty payments received by master franchisees from their sub-franchisees. Franchisees were billed monthly for their 7% royalty payments, based upon gross receipts, due to the Company. The franchisees were required to pay the Company a minimum royalty fee per each franchise territory they own. Billing of the minimum royalty fee amount to each franchisee took place every 12 weeks and the minimum amount was calculated by comparing the amounts between the regular royalties billed for the prior 12 weeks to the 12 week minimum royalty payment due to the Company, per the franchise agreement. The 12-week minimum royalty payment due to the Company was $1,500 for the first franchise territory owned (equating to a minimum average fee of $500 per month) and $750 for the second franchise territory owned (equating to a minimum average fee of $250 per month). The minimum amount due for the third franchise territory was $1,500 and the fourth franchise territory was $750. After the end of each 12-week period, franchisees are required to pay to the Company the amount, if any, by which the minimum royalty exceeds the sum of the royalties paid over the 12-week period, per the franchise agreements prior to October 1, 2015.

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

BFK administers a marketing fund for domestic and Canadian franchisees for the purpose of building brand awareness in their respective countries. The marketing fund expenditures are funded by BFK collecting a 2% marketing fee, based upon gross receipts reported in the Franchise Management Tool (“FMT”), from domestic and Canadian franchisees. The respective franchisees are typically invoiced the middle of each month for the prior month’s receipts. These marketing fee receipts and expenses are accounted for separately and are not reported as revenue or expenses for BFK. The collections of these funds are done using the Company’s ACH program, as agreed to by each franchisee in their Franchise Agreement. The Marketing Fund is segregated into a separate bank account. In April 2018, the third party provider of the FMT restricted the Company’s access to the software. As a result, franchisees were instructed to self report their marketing fees, however many franchisees did not comply with this request. The Company is actively working with these franchisees in the current period to acquire accurate reporting and to bring their accounts to a current status. The Company has built its own software and franchisees are migrating to the new software. Collection and reconciliation of marketing fees will be streamlined with the new software.

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

Sew Fun Studios

The Company is in the process of revising SF’s form of franchise agreement to address common franchise issues consistent with best practices. SF filed state-required initial, amended or renewal franchise materials during the 2nd quarter of fiscal year 2018. Franchises sold under this franchise concept operate businesses offering creative project-based activities, classes and programs in fashion and interior design and sewing to children and adults at locations such as elementary and middle schools, camps, social events, community centers and churches. At September 30, 2018, SF had 4 franchise territories in locations and states that do not require registration. The franchises are in two states and Puerto Rico, as well as one franchisee in Ireland. The FDD has been completed and has been filed; the Company has begun sales activities in states that do not require additional registrations.

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

Upon receipt of the RFC, the candidate is emailed a copy of the Company’s franchise disclosure document. The franchise consultant reviews the franchise disclosure document with the candidate and answers any questions concerning the franchise and the franchise agreement. The Company does not provide projections of a franchise’s financial model or performance to prospective franchisees

Assuming the candidate has cleared the initial vetting process and remains interested in operating one of the Company’s franchises, the candidate is invited to attend a “discovery day” held at the Company’s headquarters, or in some instances at another location, during which representatives of the Company and the candidate meet face to face. If the Company decides that the candidate meets its objectives for the franchise, the required disclosure waiting period has expired and the candidate wants to move forward and become a franchisee, the parties execute a franchise agreement.

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

In 1979, the FTC promulgated what became known as the FTC Franchise Rule. The FTC Franchise Rule requires that the franchisor provide a FDD to each prospective franchisee prior to execution of a binding franchise agreement or payment of money by the prospective franchisee. The FTC Franchise Rule does not regulate the franchise relationship or require any filing or registration on the part of a franchisor.

However, the FTC Franchise Rule does not preempt state law and, as a result, states may (and, some have) impose additional requirements on franchisors. For example, the following states require franchisors (i) to register their franchise offerings (or qualify for an exemption) with the state prior to the offer and sale of franchises in the state, and (ii) subject to certain exemptions, to provide all prospective franchisees with a registered FDD prior to the offer and sale of a franchise in the state: California, Hawaii, Illinois, Indiana, Maryland, Michigan, Minnesota, New York, North Dakota, Rhode Island, South Dakota, Virginia, Washington and Wisconsin (the “Franchise Registration States”). The registration process is not uniform in each Franchise Registration State. Most Franchise Registration States require the franchisor to submit an application, which includes a FDD, in order to register to sell franchises within that state. Many, but not all, of the state regulatory agencies in the Franchise Registration States review the franchisor’s registration application, the FDD, the proposed franchise agreement and any other agreements franchisees must sign, the financial condition of the franchisor, and other material information provided by the franchisor in its application. These state agencies have the authority to deny a franchisor’s application for registration and prohibit the franchisor from offering or selling franchises in the state.

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

On January 29, 2016, the Company temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016. This temporary suspension of domestic franchise offer and sales did not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. The Company has also currently temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings.

Going Concern

The Company had losses of $218,833 in the current year. The Company had incurred accumulated losses of $2,391,525 as of September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Based on the Company’s cash balance at September 30, 2018 and projected cash needs for the next 12 months from the issuance date of these financial statements, management believes that the Company will need to increase revenues, reduce costs and/or pursue other transactions to be able to continue to fund operating and capital requirements. The Company plans to implement cost cutting measures, including reducing personnel, reducing legal and professional expenses, moving the company’s central location to Boise, ID, selling Company owned real estate, and incorporating technology where economic opportunity presents. The Company plans to expand its offerings to allow current franchisees to operate in unoccupied territories for a yearly fee plus a monthly percentage of revenue (see Note 10). However, should the current legal issues or unforeseen legal actions prevail against the Company, or a drastic downturn in the economy become actual, the Company expects that profitability would be affected. At such time, the Company would need to secure loans, lines of credit or other means to raise operating capital. The Company cannot be sure that it will be able to obtain any such additional funds by any of the foregoing or other means, and any such funds it may obtain may not be sufficient. If the Company is unable to obtain sufficient funds, it may be unable to continue as a going concern.

General

The Company’s offices, consisting of approximately 4,500 square feet, are located in an office/condo complex at 701 Market, Suite 113, St. Augustine, FL 32095. The Company owns three of the office condominiums and rents one additional unit.

Subsequent to year end, the Company sold one of its office condominiums in Florida and transitioned to a Boise, Idaho location for which a new month-to-month office lease was signed.

At September 30, 2018, the Company had 8 employees on a full time basis.

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

Risks Related to Our Business

We may fail to continue as a going concern.

As discussed elsewhere in this Annual Report on Form 10-K, our management has concluded that certain conditions and events that we face raise substantial doubt about our ability to continue as a going concern. Our continuation as a going concern depends upon many factors, including our ability to increase our revenues, reduce our costs and/or pursue other transactions, including seeking to reduce our operating leverage and sell assets, to be able to continue to fund our operating and capital requirements and meet our debt obligations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees. We cannot be sure that we will be able to obtain any such needed additional funds by any of the foregoing or other means, and any such funds we may obtain may not be sufficient. If we are unable to obtain sufficient funds, we may be unable to continue as a going concern.

Our revenues decreased in fiscal year 2018 as compared to fiscal year 2017

Our revenues decreased slightly in fiscal year 2018 to $2,416,726 from $2,456,033 in the prior year, a decrease of $39,307 or 2%, primarily due to lower overall franchise sales. We have incurred losses in current year and prior years, and cannot be certain that we can generate sufficient revenues to achieve profitability in the future. Continued losses or decreased revenues may impair our ability to attract new franchisees and maintain positive working relationships with our current franchisees. In addition, if we continue to incur losses, we may need to seek additional financing which could be dilutive to our stockholders.

Our financial results are affected by the operating and financial results of and our relationships with our franchisees.

A substantial portion of our revenues come from royalties, which have been generally based on a percentage of our franchisees’ revenues. As a result, our financial results have been largely dependent upon the operational and financial results of our franchisees. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, stop operating their franchise business or enter into a termination agreement with the company, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition. In part to support franchisee growth and financial planning and to enrich relations with our franchisees, the Company altered its royalty fee structure beginning and effective October 1, 2015, changing it to a fixed monthly charge on an escalating scale over five years.

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

Our future growth could place strains on our management, employees, information systems and internal controls, which may adversely impact our business.

Our future growth may place significant demands on our administrative, operational, financial and other resources. Any failure to manage growth effectively could seriously harm our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, legal, human resources, risk management, marketing, technology, sales and operations functions. These processes are time-consuming and expensive, increase management responsibilities and divert management attention, and we may not realize a return on our investment in these processes. Our failure to successfully execute on our planned expansion could materially and adversely affect our results of operations and financial condition.

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

We currently have no revolving credit facility or other committed source of recurring capital. Unless we are able to increase our revenues or decrease our operating expenses from recent historical run-rate levels, we expect that we may need to obtain additional capital during fiscal year 2019 to fund our planned operations. If our cash flows from operations do not meet or exceed our projections, we may need to pursue one or more alternatives, such as to:

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

On September 15, 2018, Christian Miller resigned as Chief Operating Officer and Chief Financial Officer of the Company. Accordingly, the Company recruited additional senior management. Because of the intense competition for these employees and because of other risk factors identified in this report, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements. All of our key employees are employed on an “at will” basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

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

As of July 10, 2019, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 20.2% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

We currently are eligible to deregister our Common Stock from SEC reporting requirements.

Upon filing this Form 10-K and Form 10-Qs for the subsequent three quarters, we will be eligible to deregister our securities from the reporting requirements of the Securities Exchange Act of 1934, as amended as we currently have less than 300 shareholders of record and our Common Stock is not listed on a stock exchange. If our Common Stock is deregistered, it may be more difficult to receive information of the Company which could affect the liquidity of our Common Stock.

Provisions in our charter documents and Delaware law may discourage or delay an acquisition that stockholders may consider favorable, which could decrease the value of our common stock.

Our certificate of incorporation, our bylaws, and Delaware corporate law contain provisions that could make it harder for a third party to acquire us without the consent of our board of directors (the “Board”). These provisions include those that: authorize the issuance of up to 10,000,000 shares of preferred stock in one or more series without a stockholder vote. In addition, in certain circumstances, Delaware law also imposes restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock, though we are not currently subject to this limitation because our Common Stock is not listed on a national securities exchange and we have less than 2,000 stockholders of record.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of September 30, 2018 the Company’s offices, consisting of approximately 4,500 square feet, were located in an office/condominium complex in St. Augustine, Florida. The Company owns three of the office condominiums and rents one additional unit.

Subsequent to year end, the Company sold one of its office condominiums in Florida and transitioned to a Boise, Idaho location for which a new month-to-month office lease was signed. The Company believes it can streamline its operations by selling their owned facilities and leasing office space and training space as needed.

Item 3. Legal Proceedings

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“Franventures”). The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain. On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. The Company denies the allegation and is actively litigating this matter.

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) alleged that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. The Company is actively litigating this matter.

On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas does amend his complaint, the Company will vigorously defend the proposed claim.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures. The same Plaintiffs also initiated arbitration on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages.

On May 9, 2017, franchisee, Back and 4th, LLC, along with its owner, Kristena Bins-Turner, initiated arbitration against the Company for breach of contract, alleging that they did not receive adequate value for royalty payments made under the franchise agreement, for fraud, alleging material misrepresentations and omissions prior to entry into the franchise agreements, and for misrepresentation violations of Florida Statute 817.416. (American Arbitration Association, Case. No. 01-16-004-3745). Franchisee and its owner seek an unspecified amount of damages. The Company contested the allegations and its liability for any damages at an evidentiary hearing held December 5-7, 2017. This matter has been settled for $45,500 and included in other general and administrative expenses in the consolidated statement of operations the year ended September 30, 2018.

On August 21, 2017, the SEC filed a Civil Complaint against the Company and certain former executive officers and directors in the United States District Court for the Middle District of Florida, Jacksonville Division, as Civil Action No. 3:17-cv-00954-TJC-JRK. The Civil Complaint was in regards to alleged violations of federal securities law occurring between 2011 and 2015. On August 22, 2017, the SEC also filed with the court the Company’s formal Consent to a full resolution of all allegations pertaining to the Company. Pursuant to the Consent, without admitting or denying the allegations, the Company agreed to the entry of a final judgment that permanently enjoins it from violating the sections of the federal securities laws listed in the Civil Complaint. On September 20, 2017, the United States District Court for the Middle District of Florida, Jacksonville Division issued the final judgment order as to the Company in the Civil Action No. 3:17-cv-00954-TJC-JRK. The entering of the final judgment order has resolved all allegations pertaining to the Company. The Company was not assessed any monetary penalties. Various law firms worked on this case. As stated in the above, this matter is resolved and closed.

On September 21, 2017, the Company filed a notice of voluntary dismissal without prejudice in the United States District Court for the Middle District of Florida, Jacksonville Division, in its lawsuit against Blake and Anik Furlow relating to their conduct in the shareholder consent the complaint on May 15, 2017, and after consideration, decided it was not in the best interest of the Company to proceed with the litigation. Greenbrerg Traurig was the firm used for this action. The action is closed. The dismissal is public record and is case # 3:17-cv-00552.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber initiated arbitration against the Company. (American Arbitration Association, Case No. 01-17-0006-8120). Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. The Company is vigorously contesting the allegations and its liability for any damages.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTC bulletin board under the symbol “CLCN.”

At July 10, 2019, the Company had 12,089,140 outstanding shares (12,154,240 shares issued less 65,100 shares held by the Company as treasury) of common stock and 133 shareholders of record.

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

None.

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

Overview

The Company experienced a year of decline in the number of franchises, compared to fiscal year 2017, decreasing from 640 franchise territories to 557, within the two brands. The reduction in the growth rate of franchises sold in fiscal year 2018 resulted in a decrease in initial franchise fees of approximately $15,447, in a year-to-year comparison. The decrease in franchise sales was due to a lack of marketing sales worldwide and more stringent qualification procedures. The loss of the territories during the period is the result of the company working to discharge our non-performing franchisees from the system.

The Company’s royalty fees revenue decreased to $2,207,442 in fiscal year 2018 from $2,249,023 in the prior year, a decrease of $41,581 (2%), primarily due to lower initial franchise sales, as the Company sold only 6 new U.S. Franchises during the fiscal year 2018 and 1 International Franchise. Operating Expenses decreased to $2,625,144 in fiscal year 2018 from $3,148,485 in the prior year, a decrease of $580,262 primarily due to significant decreases in professional fees & legal settlements of $718,601 and stock based compensation of $358,738, offset by an increase in bad debt expense of $555,302 year over year. The Company had a net loss of $218,833 in fiscal year 2018, down from a net loss of $1,031,002 the prior year, a change of $812,169 primarily due to the lower operating expenses and provision for income taxes.

During fiscal year 2018, the Company, in accordance to FTC Franchise Rule 436.7(a), suspended sales of new franchises in the United States as the Company awaited the completion of its audited financial statements.

Results of Operations

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2018 and 2017:

	Franchises Sold
	Fiscal Years Ended
Franchise Activity	September 30
Creative Learning Corporation	2018	2017
BFK Franchise Company LLC
(a) US First Territories	3	-
(b) US Second Territories	3	-
Total US	6	-

International First Territories	1	-
International Second Territories	-	-
Master Agreements	-	3
Master Sub-franchise	-	19
Total International	1	22
Total BFK	7	22

SF Franchise Company LLC
US First Territories	-	-
International Territories	-	-
Total SF	-	-

Total Franchises Sold	7	22

(a)	US First Territory refers to the original territory purchased with the Franchise Agreement, for example, the franchisee would be charged $25,900 for the first territory.
(b)	Second Territory refers to a secondary territory purchased in addition to the territory purchased with the Franchise Agreement, for example, the franchisee would be charged $10,000 for a second territory.

Material changes of items in the Company’s Statement of Operations for the fiscal year ended September 30, 2018 as compared to the prior year are discussed below.

Initial franchise fees, Royalty fees and Merchandise sales

	Fiscal year Ended
	Increase/	(rounded to $1,000)			Change
Item Description	Decrease	09/30/18	09/30/17	Amount	%
Revenue
Initial franchise fees	Decrease	$192,000	$207,000	$(15,000)	7%
Royalties fees	Decrease	$2,207,000	$2,249,000	$(42,000)	2%
Merchandise sales	Increase	$18,000	-	$18,000	100%
Total Revenue	Decrease	$2,417,000	$2,456,000	$(39,000)	2%

Contributing to the decline in initial franchise fees of approximately $15,000 or 7%, was the lack of US franchise sales in 2017 and into 2018 due to the slow progression of resuming US sales after their suspension from January through September of 2016. The decrease in royalty fees is only 2% from the prior year. This fluctuation is due to the loss of some franchisees that the Company has not been able to replace with the sales of new franchises. The loss of the territories during the period is the result of the Company working to discharge our non-performing franchisees from the system. The Company began selling merchandise in the year ended September 30, 2018. The merchandise was made up of lanyards and other promotional items.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2018 and 2017 were approximately $2,625,000 and $3,148,000, respectively, a decrease of approximately $523,000.

	Fiscal Year Ended September 30,
Item Description	Increase/ Decrease	2018	2017	Amount	Change %
Franchise consulting & commissions	Decrease	$50,000	$162,000	(112,000)	-69%
Salaries and payroll taxes	Decrease	696,000	1,077,000	(381,000)	-35%
Advertising expenses	Increase	30,000	21,000	9,000	43%
Professional fees & legal settlements	Decrease	598,000	1,317,000	(719,000)	-55%
Bad debt expense	Increase	733,000	177,000	556,000	314%
All other G&A expenses	Increase	518,000	394,000	124,000	31%
		$2,625,000	$3,148,000

The changes in significant operating expenses are explained as follows:

Franchise consulting and commissions

	Fiscal Year Ended
	Increase/	(rounded to $1,000)			Change
Item Description	Decrease	09/30/18	09/30/17	Amount	%
Franchise consulting & Commissions	Decrease	$50,000	$162,000	$112,000	-69%

The payments for commissions and consulting fees declined primarily as a result of the reduction in the sales of new franchises during fiscal year 2018 and the use of fewer consultants in 2018.

Salaries and payroll taxes

	Fiscal Year Ended
	Increase/	(rounded to $1,000)			Change
Item Description	Decrease	09/30/18	09/30/17	Amount	%
Salaries and payroll taxes	Decrease	$696,000	$1,077,000	$(381,000)	-35%

The Company paid salaries and payroll expenses for the fiscal years ended September 30, 2018 and 2017 of approximately $694,000 and $717,000, respectively, a decrease of approximately $23,000, or 3%. The decrease in total payroll expenses reflects the decrease in the Company’s staff levels during the fiscal years ended September 30, 2018 and 2017, with average full-time employees of approximately 10 and 13 during fiscal 2018 and fiscal 2017, respectively.

Also included in salaries and payroll taxes is stock-based compensation which decreased from $361,000 to $2,000 in the years ended September 30, 2017 and 2018, respectively. In December 2017, the Company granted 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors for a total amount of $100,000. The fair value of the warrants on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017. The Company awarded stock options to the Board during the year ended September 30, 2017, as well as stock grants and options to Company officers pursuant to employment agreements.

Advertising expenses

	Fiscal Year Ended
	Increase/	(rounded to $1,000)			Change
Item Description	Decrease	09/30/18	09/30/17	Amount	%
Advertising	Increase	$30,000	$21,000	$9,000	42%

The Company paid advertising expenses for the fiscal years ended September 30, 2018 and 2017 of approximately $30,000 and $21,000, respectively, an increase of approximately $9,000, or 42%. The increase related to the implementation of more lead advertising particularly through social media channels. The Company had slowed lead advertising during fiscal 2017 to further evaluate its effectiveness and to strategically choose the most efficient use of these dollars. For 2018, the Company continued to evaluate for effective uses of advertising capital.

Professional fees & legal settlements

	Fiscal Year Ended
	Increase/	(rounded to $1,000)				Change
Item Description	Decrease	09/30/18	09/30/17	Amount		%
Professional fees & legal settlements	Decrease	$598,000	$1,317,000	-$	719,000	55%

The Company paid professional fees and legal settlements for the fiscal years ended September 30, 2018 and 2017 of approximately $598,000 and $1,317,000, respectively, a decrease of approximately $719,000, or 55%.

The decrease in professional legal fees is primarily due to the elevated level of professional fees in the prior years. The professional fees in fiscal year 2017 were due predominantly to SEC related matters, Franchise regulatory matters and corporate governance matters that resulted from the prior management’s decisions.

Also included in this account were accounting fees of approximately $136,000 and $114,000, respectively, in fiscal year 2018 and 2017. The increase in professional accounting fees is primarily due to increased consulting fees related to evaluating the effects of the new revenue recognition rules and fees related to making the transition to a new independent registered certified public accounting firm.

Bad debt expense

	Fiscal Year Ended
	Increase/	(rounded to $1,000)			Change
Item Description	Decrease	09/30/18	09/30/17	Amount	%
Bad debt expense	Increase	$733,000	$177,000	$555,000	313%

The Company recorded an additional reserve for both notes receivable and accounts receivable during the year ended September 30, 2018 due to the slowdown and issues in collections for both types of receivables.

Liquidity and Capital Resources

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company had losses of $218,833 in the current year. The Company had incurred accumulated losses of $2,391,525 as of September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

We had cash flows provided by operating activities of approximately $70,000 for the year ended September 30, 2018 compared to cash flows used in operating activities of approximately $50,000 for the year ended September 30, 2017. The increase in cash flows provided by operating activities for the year ended September 30, 2018 compared to the year ended September 30, 2017 relates primarily to the decrease in net loss.

We had cash flows used in investing activities of approximately $203,000 and $12,000 for the years ended September 30, 2018 and 2017, respectively. The increase in cash flows used in investing activities was primarily due to the acquisition of property and equipment during the year ended September 30, 2018.

In December 2017, the Company granted an aggregate of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The fair value of the warrants, valued using the Black Scholes method on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal year ended September 30, 2018, the Company purchased property and equipment totaling approximately $193,000, and no intangible property.

As of January 29, 2016, the Company temporarily suspended domestic franchise offer and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016. The Company has mainly focused its marketing efforts on the Bricks for Kidz offering, with plans to bolster and strengthen that aspect of the business before pursuing significant marketing efforts for Sew Fun Studios.

The Company has currently temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

Contractual Obligations

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period began July 1, 2014 and ended June 15, 2019, upon which time, the Company relocated all of its physical operations to Boise, Idaho and signed a month-to-month lease agreement. The monthly rent is $1,425.

The following table summarizes the Company’s contractual obligations at September 30, 2018:

Obligation	2019	Total
Commercial Lease (Suite 114)	$12,113	$12,113

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

Revenue Recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms and in accordance with regulatory requirements, the service price to the client is fixed or determinable, and collectibility is reasonably assured. Since these franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement, but the franchise fees are not recognized as revenue until initial training has been completed and when substantially all of the services required by the franchise agreement have been fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Royalties are recognized in the period earned. Changes in franchise agreement terms and types of services provided can have an impact on the recording of revenue in a period.

Allowance for Doubtful Accounts — Methodology

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2018 and 2017 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2018 and 2017 the balance in the allowance for doubtful accounts was approximately $938,000 and $262,000, respectively.

Notes Receivable

ASC 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs , allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2018 and 2017 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $33,000, respectively.

Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite lives are not subject to amortization and are tested for impairment annually and more frequently if events or changes in circumstances indicate it is more likely than not that the asset is impaired (ASC 360-30).

Property, Plant and Equipment and intangible assets with a finite useful live are depreciated (amortized) and reviewed for impairment when indicators of impairment are present in accordance with ASC 360-10.

The Company recorded an impairment loss of $23,300 for intangible assets relating to SF, LLC in the current year. The Company abandoned the revenue stream for SF for which the intangible assets were intended to provide future economic value and therefore determined that the asset was fully impaired as of September 30, 2018.

Income Taxes

The net deferred tax assets primarily relate to temporary differences in U.S. federal and state jurisdictions. In evaluating our ability to recover our deferred tax assets, we consider future taxable income in the various jurisdictions as well as carryforward periods and restrictions on usage. The estimation of future taxable income in these jurisdictions and our resulting ability to utilize deferred tax assets can significantly change based on future events, including our determinations as to feasibility of certain tax planning strategies. Thus, recorded valuation allowances may be subject to material future changes. As a matter of course, we may be audited by federal, state and foreign tax authorities. We recognize the benefit of positions taken or expected to be taken in our tax returns in our Income Tax Provision when it is more likely than not that the position would be sustained upon examination by these tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon settlement. At September 30, 2018 we had no unrecognized tax benefits. We evaluate unrecognized tax benefits, including interest thereon, on a quarterly basis to ensure that they have been appropriately adjusted for events, including audit settlements, which may impact our ultimate payment for such exposures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarter of the fiscal year ended September 30, 2019 and early adoption is permitted. Management determined that this will affect the presentation of consolidated statement of cash flows upon adoption in the quarter ended December 31, 2018.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective September 14, 2018, the Audit Committee of the Board of Directors of Creative Learning Corporation (the “Company”) approved the engagement of Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2018, and dismissed Hancock Askew & Co., LLP (“Hancock”) as the Company’s independent registered public accounting firm. The change in the Company’s independent registered public accounting firm was made to reduce the fees payable by the Company in connection with the audit of its financial statements for the fiscal year ending September 30, 2018.

Hancock’s audit reports on the Company’s consolidated financial statements as of and for the fiscal years ended September 30, 2017 and September 30, 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended September 30, 2017 and September 30, 2016 , and the subsequent interim periods through September 14, 2018, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Hancock on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Hancock’s satisfaction, would have caused Hancock to make reference thereto in their reports on the financial statements for such years, and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

During the fiscal years ended September 30, 2017 and September 30, 2016 , and the subsequent interim periods through September 14, 2018, neither the Company nor anyone acting on its behalf has consulted with Marcum regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, and neither a written report or oral advice was provided to the Company that Marcum concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer, concluded that as of September 30, 2018, in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2018. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our internal control over financial reporting is a process designed under the supervision of our Principal Executive Officer and Principal Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditure are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of September 30, 2018, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2018 due to the following identified material weaknesses:

●	Did not have sufficient segregation of duties or compensating controls in the accounting and finance function due to limited personnel.

●	Did not maintain adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

●	Did not have appropriate personnel with experience and training to prepare the income tax provision.

●	Lacked documentation to support occurrences of monitoring processes and approval procedures, in order to demonstrate that internal controls were operating effectively.

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2018 are fairly stated, in all material respects, in accordance with GAAP.

Changes In Internal Control Over Financial Reporting

During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Management, including our CEO and CFO, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are no resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at March 1, 2019, are listed in the following table:

Name	Age	Title
Blake Furlow	37	Chairman of the Board and Chief Executive Officer
Bart Mitchell	46	Chief Operating Officer and Chief Financial Officer
Gary Herman	54	Director
JoyAnn Kenny-Charlton	41	Director

Blake Furlow became de facto Chairman of the Board of the Company in July 2017, formally effectuated in August of 2017. He was appointed Chief Executive Officer on August 15, 2018. Mr. Furlow, in February 2015, co-founded Boise Escape LLC (“Boise Escape”). Boise Escape is a private company that offers an escape the room game, which is a real-life team-based puzzle game. Since founding Boise Escape, Mr. Furlow has served as President. In addition, Mr. Furlow has invested privately in commercial real estate and development since March 2009. In 2006, Mr. Furlow founded an internet lending company, Pay Day Loan Rescue, Inc., which offered borrowers relief from short-term loans and provided consumer finance education, where he worked until July 2013. Mr. Furlow’s history of building entrepreneurial initiatives and operating small businesses successfully with a focus on cash flow and operations will be of immense value to the Company.

Bart Mitchell became a de facto director of the Company in July 2017, formally effectuated in August of 2017, and was appointed to be the Chief Operating Officer/Chief Financial Officer on October 15, 2018. Mr. Mitchell, is a founding member and partner of Greenbrier Academy for Girls (“GBA”), a residential therapeutic boarding school. He served as the Chief Operating Officer and Chief Financial Officer from June 2007 through August 2016, successfully navigating the company through startup and establishing it as a thought leader and premier academy in its highly competitive niche. Prior to his time at GBA, Mr. Mitchell was an officer and managing member of TAS Development, LLC from 2005 until 2007. From 2002 until 2005, he was department director for the Alldredge Academy. Previously, Mr. Mitchell served as a manager for Xlear Inc., from 2000 until 2002. He also is the owner and creator of Escape Game Coeur d’Alene, which provides live interactive adventure games focused on cooperative teamwork to solve puzzles and accomplish tasks to escape a themed game space. Mr. Mitchell holds degrees in philosophy from Brigham Young University and English from Dixie State University. Mr. Mitchell’s experience with both the financial and operations of GBA, including working with a curriculum team to provide flexible, engaging academics, give him unique and valuable insights that will prove to be an asset as a board member for the Company.

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

Board Structure

The Company’s Board has concluded that each of the following directors is independent, as defined in Section 803 of the listing standards of the NYSE MKT: Gary Herman and JoyAnn Kenny-Charlton.

In December 2015, the Company established an Executive Committee which is currently composed of the following board members: Blake Furlow, Gary Herman and JoyAnn Kenny-Charlton.

The Board has established an Audit Committee which is currently composed of the following board member: Gary Herman.

In December 2015, the Company established a Compensation Committee which is currently composed of the following board members: JoyAnn Kenny-Charlton, Bart Mitchell and Gary Herman.

The following Company directors are considered “financial expert” as that term is defined in the regulations of the SEC: Gary Herman.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers and persons who own more than 10% of our outstanding common stock to file reports of ownership and changes in ownership of our common stock. Based solely upon a review of the copies of such reports furnished to the Company, and on written representations from the reporting persons, the Company believes that all required reports were filed on time with the SEC during fiscal 2018. However, Mr. Furlow and Mr. Herman filed Forms 4 in March 2018 and March 2019, respectively, that should have been filed within two business days of receiving certain shares of Common Stock on December 31, 2017 and December 29, 2017, respectively, in conjunction with the issuance of standby letters of credit.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2018 and 2017 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2018, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2018 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2018.

Based on our compensation for the fiscal year ended September 30, 2018, Blake Furlow and Christian Miller constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan.

Summary Compensation Table

The following table shows the compensation paid or accrued to the Company’s named executive officers during the fiscal years ended September 30, 2018 and 2017.

			All Other
	Fiscal	Salary	Compensation
Name and Principal Position	Year	(1)	(2)	Total
Blake Furlow(3)	2018	$20,942	$-	$20,942
CEO	2017	$-	$-	$-

Christian Miller (4)	2018	$105,479	$30,000	$135,479
CFO and COO	2017	$110,000	$17,603	$127,603

1)	The dollar value of base salary (cash and non-cash) earned.
2)	Includes option grants made during the year ended September 30, 2017 to Christian Miller and severance pay to Christian Miller during the year ended September 30, 2018.
3)	Blake Furlow became the CEO on August 15, 2018.
4)	Christian Miller became the CFO in July of 2016 and COO in August of 2017 and resigned from both positions on September 15, 2018.

Outstanding Equity Awards At Fiscal Year-End

The following table shows information regarding outstanding equity awards (consisting of option awards) held by each of the Company’s named executive officers as of September 30, 2018.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Christian Miller	118,793	-0-	$0.1840	09/30/22

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 31, 2019, information with respect to those persons owning beneficially 5% or more of the Company’s common stock and the number and percentage of outstanding shares owned by each Director and named executive officer and by all current executive officers and directors as a group.

Applicable percentage ownership is based on 12,075,875 shares of common stock outstanding at March 31, 2019. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options, restricted stock units (RSUs) or other convertible securities held by that person or entity that are currently exercisable or releasable or that will become exercisable or releasable within 60 days of March 31, 2019. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, each owner has sole voting and investment powers over their shares of common stock, and the address of each owner listed is c/o the Company, 701 Market Street, Suite 113, St. Augustine, Florida 32095.

			Percent of
	Shares		Outstanding
Name	Owned		Shares
Blake Furlow	2,435,558	(1)	20.2%
Michele Cote	1,401,700	(2)	11.6%
Rod Whiton	498,501		4.1%
Gary Herman	-		0.0%
Christian Miller	-		0.0%
JoyAnn Kenny-Charlton	-		0.0%
All officers and directors as a group	4,335,759		35.9%

*	Includes shares owned by directors elected pursuant to the written consent described herein.
(1)	Includes 51,029 shares owned by Mr. Furlow’s wife, which he may be deemed to beneficially own.
(2)	Shares are held of record by Cote Trading Company, LLC, a limited liability company controlled by Ms. Cote.

Item 13. Certain Relationships and Related Transactions, and Director Independence

During the years ended September 30, 2018 and 2017, the Company incurred the following related party fees:

In December 2017, the Company granted an aggregate of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The fair value of the warrants on the date of grant were $2,000, and the shares vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017.

Item 14. Principal Accountant Fees and Services.

In July 2016, Hancock, Askew & Co., LLP was engaged as the Company’s independent registered public accountants. Such accounting firm was the Company’s principal accounting firm for the fiscal year ended September 30, 2017.

On September 14, 2018, Marcum LLP was engaged as the Company’s independent registered public accountants for the year ended September 30, 2018.

The following table shows the fees billed aggregate to the Company for the period shown:

		Fiscal Year End
		September 30,
Firm	Service	2018	2017
Marcum, LLP	Audit & Tax Related Fees	94,000	-
Hancock Askew & Co., LLP	Audit & Tax Related Fees	-	135,825
		$94,000	$135,825

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements:

●	Reports of Independent Registered Public Accounting Firms;

●	Consolidated Balance Sheets as of September 30, 2018 and September 30, 2017;

●	Consolidated Statements of Operations for the years ended September 30, 2018 and September 30, 2017;

●	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2018 and September 30, 2017.

●	Consolidated Statements of Cash Flows for the years ended September 30, 2018 and September 30, 2017;

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders’ and Board of Directors of

Creative Learning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation (the “Company”) as of September 30, 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and is reliant on its ability to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Marcum llp

We have served as the Company’s auditor since 2018.

West Palm Beach, FL
September 4, 2019

Report of Independent Registered Certified Public Accounting Firm

Board of Directors and Stockholders

Creative Learning Corporation

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation as of September 30, 2017, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended September 30, 2017. Creative Learning Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Creative Learning Corporation as of September 30, 2017, and the results of its operations and its cash flows for the year ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Respectfully submitted,

Savannah, Georgia

December 29, 2017

CREATIVE LEARNING CORPORATION

Consolidated Balance Sheets

	September 30, 2018	September 30, 2017
Assets
Current Assets:
Cash	$80,693	$213,950
Restricted Cash (marketing fund)	22,505	118,337
Accounts receivable, less allowance for doubtful accounts of approximately $938,000 and $262,000, respectively	194,835	356,830
Prepaid expense	29,725	73,337
Assets held for sale	43,178	52,737
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $33,000, respectively	11,955	2,730
Total Current Assets	382,891	817,921

Notes receivables - net of current portion	3,045	59,150
Property and equipment, net of accumulated depreciation of approximately $273,000 and $232,000, respectively	357,930	207,537
Intangible assets	-	23,300
Deposits	1,425	15,053
Total Assets	$745,291	$1,122,781

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$161,011	$148,021
Accrued liabilities	14,605	153,677
Accrued marketing fund	97,334	131,909
Total Current Liabilities	272,950	433,607

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized; 12,075,875 shares issued and 12,010,775 shares outstanding as of September 30, 2018 and 2017	1,207	1,207
Additional paid-in capital	2,897,285	2,895,285
Treasury Stock, 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(2,391,525)	(2,172,692)
Total Stockholders’ Equity	472,341	689,174

Total Liabilities and Stockholders’ Equity	$745,291	$1,122,781

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	September 30, 2018	September 30, 2017
REVENUES
Royalties fees	$2,207,442	$2,249,023
Initial franchise fees	191,503	206,950
Merchandise sales	17,781	60
TOTAL REVENUES	2,416,726	2,456,033

COST OF GOODS SOLD	6,662	-
GROSS PROFIT	2,410,064	2,456,033

OPERATING EXPENSES
Salaries and payroll taxes, including $2,000 and $360,738 of stock-based compensation in 2018 and 2017	695,884	1,077,348
Professional fees and legal settlements	598,237	1,316,838
Bad debt expense	732,590	177,288
Other general and administrative expenses	391,923	312,809
Franchise consulting and commissions	50,699	161,776
Franchise training and expenses	46,567	15,710
Depreciation	51,607	57,175
Advertising	30,323	21,027
Impairment expense	23,200	-
Office expense	4,114	8,514
TOTAL OPERATING EXPENSES	2,625,144	3,148,485

OPERATING LOSS	(215,080)	(692,452)

OTHER INCOME (EXPENSE)	(3,753)	26,103

LOSS BEFORE INCOME TAXES	(218,833)	(666,349)

PROVISION FOR INCOME TAXES	-	(364,653)

NET LOSS	$(218,833)	$(1,031,002)

NET LOSS PER SHARE
Basic and diluted	(0.02)	$(0.09)
Basic and diluted weighted average number of common shares outstanding	12,010,775	12,007,736

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statement of Changes in Stockholders’ Equity

					Additional		Total
	Treasury Stock		Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity

Balance October 1, 2016	(65,100)	$(34,626)	12,001,409	$1,200	$2,534,554	$(1,141,690)	$1,359,438
Compensatory stock issuances	-	-	74,466	7	14,493	-	14,500
Compensatory stock option issuances	-	-	-	-	346,238	-	(346,238)
Net loss						(1,031,002)	(1031,002)
Balance September 30, 2017	(65,100)	(34,626)	12,075,875	1,207	2,895,285	(2,172,692)	689,174
Stock-based compensation	-	-	-	-	2,000	-	2,000
Net loss	-	-	-	-	-	(218,833)	(218,833)
Balance September 30, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(2,391,525)	$472,341

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Years ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net Loss	$(218,833)	$(1,031,002)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	51,607	57,175
Bad debt expense	732,590	177,288
Deferred income taxes	-	343,444
Stock issued for compensation	-	14,500
Stock options issued for compensation	-	50,312
Stock options issued for directors fees	-	295,926
Stock based compensation	2,000	-
Impairment loss on intangible assets	23,300	78,604
Changes in operating assets and liabilities:
Restricted cash	95,832	44,110
Accounts receivable	(513,107)	(285,604)
Prepaid expenses	72,420	46,663
Deposits	13,628	(13,628)
Accounts payable	(15,818)	(23,807)
Accrued liabilities	(139,072)	(208,978)
Accrued marketing fund	(34,575)	(15,318)
Income tax receivable	-	424,938
Customer deposits	-	(5,000)
Net cash provided by (used in) operating activities	69,972	(50,377)

Cash flows from investing activities:
Acquisition of property and equipment	(192,621)	(19,349)
(Issuance)/Collection of Notes receivable	(10,608)	6,991
Net cash used in investing activities	(203,229)	(12,358)

Net change in cash	(133,257)	(62,735)
Cash, beginning of year	213,950	276,685
Cash, end of year	$80,693	$213,950
Noncash financing activity:
Financed Insurance	$28,808	$-

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2018 and 2017

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

The organizational documents for BFK Development Company LLC and SF LLC do not specify a termination date. Each of the above listed LLC’s has a single member, controlled 100% by CLC.

CLC operates wholly-owned subsidiaries BFK and SF under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

CLC and its wholly own subsidiaries BFK, BFKD, and SF LLC are hereinafter referred to collectively as the "Company".

Basis of Presentation

The Company financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

International franchise fees vary and are set relative to the potential of the franchised territories. In addition, the Company awards master agreements outside of the United States and Canada. The royalty structure is the same for both our US and International franchisees. Contracts are structured as such that the Company collects revenue from foreign franchises in US dollars. We do not have international subsidiaries.

The Company has multiple franchise concepts, but all concepts are managed centrally as one segment and are reviewed by the Company in total. Accordingly, decision-making regarding the Company's overall operating performance and allocation of Company resources are assessed on a consolidated basis. As such, the Company operates as one reporting segment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CLC and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, depreciation of property and equipment, recoverability of long lived assets and fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash, Restricted Cash, and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. We had no cash equivalents at September 30, 2018 and 2017.

The Company had restricted cash of approximately $23,000 and $118,000, respectively at fiscal years ended September 30, 2018 and 2017, associated with marketing funds collected from the franchisees. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected by the Company and held to be spent on the promotion of the brand (see Note 8).

The Company maintains cash balances which at times exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2018 and 2017 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2018 and 2017 the balance in the allowance for doubtful accounts was approximately $938,000 and $262,000, respectively.

Notes Receivable

ASC 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs , allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2018 and 2017 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $33,000, respectively.

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

During fiscal year 2018, the Company recognized an Impairment Loss on long-lived assets relating to concepts and trademarks for SF LLC. Impairment is included in operating expenses in the consolidated statement of operations. See Note 5 for more information.

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

Property and Equipment	Useful Life
Equipment	5 years
Furniture and Fixtures	5 years
Property Improvements	15-40 years
Software	3 years

Treasury stock.

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the relative short-term maturity of these items and current payment expected. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments. Notes receivable are recorded at par value less allowance for doubtful accounts. The carrying amount is consistent with fair value based upon similar notes issued to other franchisees.

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

At September 30, 2018 and 2017 the Company had no unearned revenue for franchise fees collected but not yet earned per the revenue recognition policy.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred advertising costs for the years ended September 30, 2018 and 2017 of approximately $30,000 and $21,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2018 and 2017, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2018 and 2017, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2015 and forward by the U.S. Internal Revenue Service, and the years 2014 and forward for various states.

Net earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. However, because of the Company’s net losses, the effects of stock options and warrants would be anti-dilutive and, accordingly, are excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 2,157,709 at September 30, 2018 and 2,143,423 at September 30, 2017.

Stock-based compensation

The Company accounts for employee stock awards for services based on the grant date fair value of the instrument issued and those issued to non-employees are recorded based on the grant date fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. Stock Awards are expensed over the service period. Forfeitures are recognized as they occur.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”. ASU 2014-09, as amended by subsequent ASUs on the topic, establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. This standard, which is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2017, requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. The Company adopted this standard effective October 1, 2018 using the modified retrospective approach, which requires applying the new standard to all existing contracts not yet completed as of the effective date and recording a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Management has not yet completed the assessment of the impact the adoption of the standard is expected to have on the financial statements. They do, however, expect the adoption of Topic 606 to impact the accounting for initial franchise fees. Currently, the Company recognizes revenue from initial franchise fees in a single, up-front transaction, upon the completion of training of new franchisees, in the period in which all material obligations and initial services have been performed. Upon the adoption of Topic 606, we believe the Company will need to recognize the revenue related to initial franchise fees over the term of the related franchise agreement. This will result in less revenue in the short-term and more deferred revenue recognized over a period of time.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance will be effective in the first quarter of the fiscal year ended September 30, 2019 and early adoption is permitted. Management determined that this will affect the presentation of consolidated statement of cash flows upon adoption in the quarter ended December 31, 2018.

In June 2016, the FASB issued ASU No. 2016-13—Measurement of Credit Losses on Financial Instruments, which changes how companies measure credit losses on most financial instruments measured at amortized cost and certain other instruments, such as loans, receivables and held-to-maturity debt securities. Rather than generally recognizing credit losses when it is probable that the loss has been incurred, the revised guidance requires companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 is effective for fiscal periods beginning after December 15, 2019 and must be adopted as a cumulative effect adjustment to retained earnings. Early adoption is permitted. The Company does not believe adoption of this guidance will have an impact on its consolidated financial statements

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Going Concern

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company had losses of $218,833 in the current year. The Company had incurred accumulated losses of $2,391,525 as of September 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Based on the Company’s cash balance at September 30, 2018 and projected cash needs for the next 12 months from the issuance date of these financial statements, management believes that the Company will need to increase revenues, reduce costs and/or pursue other transactions to be able to continue to fund operating and capital requirements. The Company plans to implement cost cutting measures, including reducing personnel, reducing legal and professional expenses, moving the company’s central location to Boise, ID, selling Company owned real estate, and incorporating technology where economic opportunity presents. The Company plans to expand its offerings to allow current franchisees to operate in unoccupied territories for a yearly fee plus a monthly percentage of revenue (see Note 10).  However, should the current legal issues or unforeseen legal actions prevail against the Company, or a drastic downturn in the economy become actual, the Company expects that profitability would be affected. At such time, the Company would need to secure loans, lines of credit or other means to raise operating capital. The Company cannot be sure that it will be able to obtain any such additional funds by any of the foregoing or other means, and any such funds it may obtain may not be sufficient. If the Company is unable to obtain sufficient funds, it may be unable to continue as a going concern.

(3) Related Party Transactions

In December 2017, the Company granted 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The warrants were valued using the Black Scholes method. The fair value of the warrants on the date of grant were $2,000, and the shares vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30,
Description	2018	2017
Depreciable Property and Equipment:
Equipment	$74,456	$66,969
Furniture and Fixtures	83,427	83,427
Property and Improvements	180,878	180,878
Software	114,884	98,307
Total Depreciable Property and Equipment	453,645	429,581
Accumulated Depreciation	(282,541)	(240,493)
Total Net Depreciable Property and Equipment	171,104	189,088
Non-depreciable Property and Equipment:
Work in progress	186,826	18,269
Total Net Property and Equipment	$357,930	$207,357

Prior to the end of fiscal 2018, the Company listed one of its owned condominiums for sale located at 701 Market Street, Suite 113, St. Augustine, FL for $98,900. Property and equipment of $43,178 and $52,737 related to the net book value of this asset has been classified as Assets held for sale in the Consolidated Balance Sheet at September 30, 2018 and 2017 respectively.

Depreciation expense totaled approximately $52,000 and $57,000, respectively, for the years ended September 30, 2018 and 2017.

(5) Intangible Assets

Intangible Assets consist of purchased franchise rights and trademarks. The Intangible assets consists of Sew Fun Trademarks, Business Concepts and Curriculum which was purchased by the Company.

During the fiscal year 2017, the Company determined that certain long-lived assets, related to repurchases of BFK territories during fiscal year 2013 and 2014, were over-valued. The Company determined that these territories and their associated fixed assets had no fair value outside of their unimproved territory value compared to other unsold territories. The impairment loss of $78,604 related to these assets is included in the other general and administrative expenses line on the Consolidated Statements of Operations for the year ended September 30, 2017.

The Company abandoned the revenue stream for SF for which the intangible assets were intended to provide future economic value and therefore determined that the asset was fully impaired as of September 30, 2018. $23,300 was recorded as an impairment loss in the other general and administrative expenses line on the Consolidated Statements of Operations for the year ended September 30, 2018.

(6) Notes and Other Receivables

At September 30, 2018 and 2017, respectively, the Company held certain notes receivable totaling approximately $106,000 and $95,000 respectively for extended payment terms of franchise fees. The Company had an allowance on notes receivable of $91,000 and $33,000 as of September 30, 2018 and 2017, respectively. The net notes receivable was approximately $15,000 and $62,000 and was included in the consolidated balance sheet as of September 30, 2018 and 2017 respectively. The notes were generally non-interest-bearing notes with monthly payments, payable within one to two years.

	2019	2020	Total
Payment schedules for Notes Receivable	$11,955	$94,045	$106,000

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

At September 30, 2018 and 2017, the accrued marketing fund liability balances were approximately $97,000 and $132,000 respectively.

(8) Accrued Liabilities

The Company had accrued liabilities at September 30, 2018, and September 30, 2017 as follows:

Accrued Liabilities	September 30, 2018	September 30, 2017
Accrued legal Fees	$-	$77,719
Accrued Legal Settlements	-	32,143
Accrued Exit Agreement	-	9,739
Accrued Compensation and payroll taxes	14,605	17,950
Accrued Other	-	16,126
	$14,605	$153,677

(9) Stock-Based Compensation

In December 2017, the Company granted an aggregate of 14,286 warrants to two Directors of the Company. (See Note 3).

The Company utilized the Black-Scholes valuation model for estimating fair value of the warrants. Each grant was evaluated based upon assumptions at the time of the grant. The assumptions used in our calculations are no dividend yield, expected volatility of approximately 247%, a risk-free interest rate of 1.76%, and an expected term of 5 years. The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical stock prices over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury’s Daily Treasury Yield Curve Rates at the date of grant with a term consistent with the expected life of the options granted. The expected term calculation is based on the “simplified method” allowed by the Securities and Exchange Commission (the “SEC”), due to no applicable historical exercise data available.

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

On October 26, 2017, the Board granted options to purchase 118,793 shares of the Company’s common stock at an exercise price of $0.1840 per share, exercisable in full at any time during the five-year period commencing on the date of the grant to Christian Miller per his employment agreement from July of 2016. These options were retroactively issued on September 30, 2017 and are included in salaries and payroll taxes in the consolidated statement of operations as of September 30, 2017.

The Company utilizes the Black-Scholes valuation model for estimating fair value of stock compensation for options awarded to officers and members of the Board. Each grant is evaluated based upon assumptions at the time of the grant. The assumptions used in our calculations are no dividend yield, expected volatility between 129.03% and 134.69%, risk-free interest rate of 1.85% to 1.89%, and expected term of 2.5 years. The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical stock prices over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury’s Daily Treasury Yield Curve Rates at the date of grant with a term consistent with the expected life of the options granted. The expected term calculation is based on the “simplified method” allowed by the Securities and Exchange Commission (the “SEC), due to no applicable historical exercise data available.

The following are activity of options:

	Number of Shares	Average Exercise Price	Expiration Date	Average Remaining Life	Weighted Average Grant Date Fair Value
Granted May 13, 2017	1,792,000	$0.30	05/13/22	44.5 Months	0.17
Granted June 30, 2017	42,414	$0.21	06/30/22	45 Months	0.15
Granted September 30, 2017	309,009	$0.18	09/30/22	48 Months	0.13
Vested and Exercisable at September 30, 2018	2,143,423	$0.28			0.16

No options were granted or forfeited during the year ended September 30, 2018. The aggregate intrinsic value of the options as of September 30, 2018 was $0.

(10) Commitments and Contingencies

Lease Commitments

The following table summarizes the Company’s contractual lease obligations at September 30, 2018:

Obligation	2019	Total
Commercial Lease (Suite 114)	$12,113	$12,113

The lease for Suite 114 expires in June 2019 and will not be renewed. Space will be leased on a month-to-month basis in Boise, Idaho subsequent to the expiration of the above lease.

Rent expense was approximately $18,000 and $16,000, respectively, for the years ended September 30, 2018 and 2017.

Litigation

From time to time, the Company has been and may become involved in legal proceedings arising in the ordinary course of its business. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“Franventures”). The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain. On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. The Company denies the allegation and is actively litigating this matter.

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) alleged that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. This case is being actively litigated by the Company.

On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas does amend his complaint, the Company will vigorously defend the proposed claim.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures. The same Plaintiffs also initiated arbitration on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages.

On May 9, 2017, franchisee, Back and 4th, LLC, along with its owner, Kristena Bins-Turner, initiated arbitration against the Company for breach of contract, alleging that they did not receive adequate value for royalty payments made under the franchise agreement, for fraud, alleging material misrepresentations and omissions prior to entry into the franchise agreements, and for misrepresentation violations of Florida Statute 817.416. (American Arbitration Association, Case. No. 01-16-004-3745). Franchisee and its owner seek an unspecified amount of damages. The Company contested the allegations and its liability for any damages at an evidentiary hearing held December 5-7, 2017. This matter has been settled for $45,500 and included in other general and administrative expenses in the consolidated statement of operations the year ended September 30, 2018.

On August 21, 2017, the SEC filed a Civil Complaint against the Company and certain former executive officers and directors in the United States District Court for the Middle District of Florida, Jacksonville Division, as Civil Action No. 3:17-cv-00954-TJC-JRK. The Civil Complaint was in regards to alleged violations of federal securities law occurring between 2011 and 2015. On August 22, 2017, the SEC also filed with the court the Company’s formal Consent to a full resolution of all allegations pertaining to the Company. Pursuant to the Consent, without admitting or denying the allegations, the Company agreed to the entry of a final judgment that permanently enjoins it from violating the sections of the federal securities laws listed in the Civil Complaint. On September 20, 2017, the United States District Court for the Middle District of Florida, Jacksonville Division issued the final judgment order as to the Company in the Civil Action No. 3:17-cv-00954-TJC-JRK. The entering of the final judgment order has resolved all allegations pertaining to the Company. The Company was not assessed any monetary penalties. As stated in the above, this matter is resolved and closed.

On September 21, 2017, the Company filed a notice of voluntary dismissal without prejudice in the United States District Court for the Middle District of Florida, Jacksonville Division, in its lawsuit against Blake and Anik Furlow relating to their conduct in the shareholder consent the complaint on May 15, 2017, and after consideration, decided it was not in the best interest of the Company to proceed with the litigation. The action is closed. The dismissal is public record and is case # 3:17-cv-00552.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber initiated arbitration against the Company. (American Arbitration Association, Case No. 01-17-0006-8120). Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. The Company is vigorously contesting the allegations and its liability for any damages.

(11) Income Taxes

The components of the deferred tax assets at September 30, 2018 and September 30, 2017 were as follows:

	2018	2017
Deferred tax assets:
Allowance for bad debt	$159,907	$104,056
Charitable contributions	127	176
Stock-based compensation	87,675	121,919
Foreign Tax Credit	96,491	66,085
Net operating loss	304,953	466,998
Total gross deferred tax asset	649,153	759,234
Deferred tax liabilities:
Depreciation timing difference	(10,444)	(11,445)
Total deferred tax liability	(10,444)	(11,445)
Gross net deferred tax asset	638,709	747,789
Less: Valuation allowances	(638,709)	(747,789)
Net deferred tax asset	$-	$-

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

The components of the provisions for income taxes for the fiscal years ended September 30, 2018 and 2017 are as follows:

	2018	2017
Current:
Federal	$-	$(53,587)
State	-	(10,497)
Total	-	64,084
Deferred:
Additional deferred tax related to book tax differences	109,081	(56,410)
Valuation allowance	(109,081)	485,147
Total Tax Provision	$-	$364,653

A reconciliation of the provisions for income taxes for the fiscal years ended September 2018 and 2017 as compared to statutory rates is as follows:

	2018		2017
	Amount	%	Amount	%
Provision at statutory rates	$(53,125)	24.28%	$(226,559)	34.00%
State income tax, net of federal benefit	(7,477)	3.42%	(24,188)	3.63%
Penalties	-	0.00%	18,815	-2.82%
Meals & Entertainment	2,158	-0.99%	1,040	-0.16%
Stock-based compensation	-	0.00%	130,289	-19.55%
Tax credits	(23,024)	10.52%	-	0.00%
Other tax differences	(10,754)	4.91%	(19,891)	2.99%
Change in rate	201,303	-91.99%	-	0.00%
Valuation Allowance on deferred tax assets	(109,081)	49.85%	485,147	-72.81%
Total income tax provision	$-	0%	$364,653	-54.72%

In December 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%. In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carryforward net operating losses previously accumulated and results in a revaluation of deferred tax assets and liabilities recorded on our balance sheet. Given that current deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the balance sheet. However, when we become profitable, we will receive a reduced benefit from such deferred tax assets. The effect of the legislation is a reduction in deferred tax assets and the corresponding valuation allowance of approximately $201,000, as of September 30, 2018.

(12) Subsequent Events

The Company evaluates subsequent events that occur after the balance sheet date through the financial statements were issued. The following are subsequent events requiring disclosure:

On November 14, 2018, the Company completed the sale of its condominium held for sale for proceeds of approximately $86,000 and recorded a gain of approximately $43,000, which represented the excess of the proceeds over the carrying value on that date.

On March 27, 2019, the Company issued 13,265 shares of common stock to the former President of the Company due to a calculation error in relation to her terminated employment agreement. All equity compensation relating to this agreement was properly fully recognized during the year ended September 30, 2017.

On June 24, 2019, the Company entered into a business venture with BPL Enterprises for Brickz4Schoolz (BPL) to form Bricks4Schoolz, LLC, a company that will deliver curriculum to Elementary and Middle School students which serves to help further children’s academic performance and reduce anxiety in Mathematics and Sciences. The Company will provide access to its curriculum, manuals and training materials. BPL will develop digital delivery systems, market and act as manager. The Company will receive twelve percent (12%) royalty from all gross sales generated by Bricks4Schoolz, LLC. The Company did not provide any capital contributions to the venture.

On July 9, 2019 the Company completed the sale of a condominium conference space listed for sale subsequent to year end for proceeds of $60,000 and recorded a gain of approximately $22,000 which represented the excess of the proceeds over the carrying value on that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE LEARNING CORPORATION

By:	/s/ Bart Mitchell
Bart Mitchell Chief Financial Officer and Chief Operations Officer

Date: September 4, 2019

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Blake Furlow and Bart Mitchell jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Bart Mitchell	Chief Financial Officer and Chief Operations Officer	September 4, 2019
Bart Mitchell	(Principal Financial Officer)

/s/ Blake Furlow	Chief Executive Officer, Chairman of the Board	September 4, 2019
Blake Furlow	(Principal Executive Officer)

/s/ Gary Herman	Director	September 4, 2019
Gary Herman

/s/ JoyAnn Kenny-Charlton	Director	September 4, 2019
JoyAnn Kenny-Charlton

INDEX TO EXHIBITS

Exhibits	Description

3.1.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.1.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.2.1	Amendment to the Amended and Restated Bylaws (incorporated by reference to Appendix A of the Schedule 14C filed on August 18, 2017)

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

10.2	Form of confirmation letter from certain Directors and Officers (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017).

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

32.2**	Section 1350 Certification of Principal Accounting Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.