Form 10-Q
period 2018-12-31
CREATIVE LEARNING Corp
filed 2019-11-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2018

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

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,354,261 shares of common stock as of November 21, 2019.

1

CREATIVE LEARNING CORPORATION

FORM 10Q

Quarter Ended December 31, 2018

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q and in our Form 10-K for the year ended September 30, 2018 provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

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

PART I

Item 1. Financial Statements

	December 31,	September 30,
	2018 (Unaudited)	2018

Current Assets:
Cash	$137,525	$80,693
Restricted Cash (marketing fund)	559	22,505
Accounts receivable, less allowance for doubtful
accounts of approximately $838,000 and $938,000, respectively	342,079	194,835
Prepaid commission expense	301,081	—
Prepaid expense	15,279	29,725
Assets held for sale	—	43,178
Notes receivables - current portion, less allowance for doubtful
accounts of approximately $91,000 and $91,000, respectively	15,000	11,955
Total Current Assets	811,523	382,891

Prepaid commission expense - net of current portion	1,585,325	—
Notes receivables - net of current portion	—	3,045
Property and equipment, net of accumulated depreciation
of approximately $303,000 and $273,000, respectively	460,354	357,930
Intangible assets	—	—
Deposits	1,425	1,425
Total Assets	$2,858,627	$745,291

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$156,672	$161,011
Deferred revenue	1,138,437	—
Accrued liabilities	12,121	14,605
Accrued marketing fund	71,078	97,334
Total Current Liabilities	1,378,308	272,950

Deferred revenue - net of current portion	4,743,113	—
Total Liabilities	6,121,421	272,950

Commitments and Contingencies (Note 6)	—	—

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized
12,075,875 shares issued and 12,010,775 shares outstanding as of December 31, 2018 and September 30, 2018	1,207	1,207
Additional paid in capital	2,897,285	2,897,285
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(6,126,660)	(2,391,525)
Total Stockholders' Equity	(3,262,794)	472,341
Total Liabilities and Stockholders' Equity (Deficit)	$2,858,627	$745,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended
	December 31,	December 31,
	2018	2017

REVENUES
Royalties fees	$557,596	$547,937
Advertising fund revenue	545,203	—
Initial franchise fees	744,672	48,900
Merchandise sales	1,838	—
TOTAL REVENUES	1,849,309	596,837

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	207,948	188,484
Professional, legal and consulting fees	124,271	277,012
Bad debt expense	5,159	69,859
Other general and administrative expenses	64,267	116,474
Franchise commissions	201,400	15,558
Franchise training and expenses	12,861	16,502
Depreciation	20,318	12,315
Advertising	552,309	2,757
Office expense	3,502	3,709
TOTAL OPERATING EXPENSES	1,192,035	702,670

OPERATING INCOME/(LOSS)	657,274	(105,833)

OTHER INCOME	41,266	179

INCOME/(LOSS) BEFORE INCOME TAXES	698,540	(105,654)

PROVISION FOR INCOME TAXES	—	—

NET INCOME/(LOSS)	$698,540	$(105,654)

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$0.06	$(0.01)
Basic and diluted weighted average number of common
shares outstanding	12,010,775	12,010,775

The accompanying notes are an integral part of the condensed consolidated financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity/Deficit (Unaudited)

For the three months ended December 31, 2018
	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity/Deficit

Balance, September 30, 2018	(65,100)	(34,626)	12,075,875	1,207	2,897,285	(2,391,525)	472,341

Net income	—	—	—	—	—	698,540	698,540

Adoption of ASC 606	—	—	—	—	—	(4,433,675)	(4,433,675)

Balance, December 31, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(6,126,660)	$(3,262,794)

For the three months ended December 31, 2017
	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity/Deficit

Balance September 30, 2017	(65,100)	$(34,626)	12,075,875	$1,207	$2,895,285	$(2,172,692)	$689,174

Net loss	—	—	—	—	—	(105,654)	(105,654)

Stock-based compensation	—	—	—	—	2,000	—	2,000

Balance, December 31, 2017	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(2,278,346)	$585,520

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net Income/(Loss)	$698,540	$(105,654)
Retained Earnings adjustment for 606	(4,433,675)	—
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	20,318	12,315
Gain on sale of assets held for sale	(42,775)	—
Bad debt expense	5,159	69,859
Stock based compensation	—	2,000
Changes in operating assets and liabilities:
Accounts receivable	(152,403)	(123,200)
Prepaid expenses	29,358	15,831
Prepaid commission expense	(1,886,406)	—
Deposits	—	13,628
Accounts payable	(19,251)	129,800
Accrued liabilities	(2,484)	(26,657)
Deferred Revenue	5,881,550	—
Accrued marketing fund	(26,256)	(15,818)
Net cash provided by (used in) operating activities	71,675	(27,896)
Cash flows from investing activities:
Acquisition of property and equipment	(122,576)	(34,492)
Sale of assets held for sale	85,787	—
(Issuance)/Collection of Notes receivable	—	3,260
Net cash used in investing activities	(36,789)	(31,232)
Cash flows from financing activities:
Net cash provided by financing activities	—	—
Net change in cash, cash equivalents and restricted cash	34,886	(59,128)
Cash, cash equivalents and restricted cash at beginning of period	103,198	213,950
Cash, cash equivalents and restricted cash at end of period	$138,084	$154,822
Noncash financing activity:
Financed Insurance	$14,912	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of December 31, 2018, BFK franchisees operated in 526 territories in 41 states and 45 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2018 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2018.

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

Restricted Cash

The Company had restricted cash of approximately $600 and $23,000 at December 31, 2018 and September 30, 2018, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” on the balance sheet. See Note 4 for additional information.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2018 and September 30, 2018 are adequate, but actual write-offs could exceed the recorded allowance.

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs.  The Company had no financial assets or liabilities carried and measured on a recurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared

Revenue Recognition

Revenue is recognized when a company satisfies a performance obligation by transferring a promised good or service to a customer. The Company generates all its revenue from contracts with customers. The Company’s franchise agreements enter the parties into a ten year term and include performance obligations as follows: protected territory designation, access to proprietary manuals and handbooks, initial training and on-going assistance, consulting, promotion of goodwill, administration of marketing fund, marketing and promotion items, initial advertising program development assistance, company website access, Franchise Management Tool access, lessons and model plans, project kits, Duplo bricks, frames stop motion animation software, and use of the franchisor’s intellectual property (IP) (e.g., trade name – Bricks for Kidz). Additionally, the contract permits the franchisee to renew the contract for an additional ten-year term for a fee. The following is a description of principal activities from which the Company generates its revenue.

Initial Franchise Fee - Since the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training. The franchise fees are fully collectible and nonrefundable as of the date of the signing of the franchise agreement. The initial franchise fee is recognized as deferred revenue on a straight line basis over the ten-year period as the performance obligations are met over the contract term. The Company adopted the new revenue standard (Topic 606) on October 1, 2018 for contracts with remaining performance obligations as of October 1, 2018. Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under Topic 605. The adoption of the new guidance changed the timing of recognition of franchise sales and franchise renewal revenue and related commissions paid on franchise sales, as discussed further in Note 7.

The activity in the Company’s deferred revenue for initial franchise fee is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following :

	Balance at beginning of period	New billings (a)	Revenue recognized (b)	Balance at end of period
Period Ended December 31, 2018	-	6,626,222	(744,672)	5,881,550
(a)	New billings not related to ASC 606 implementation was $115,100 for the three month period ended December 31, 2018.
(b)	Revenue recognized not related to ASC 606 implementation for new billings was $2,734 for the three month period ended December 31, 2018.

Commissions paid on initial franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions consist of the following:

	Balance at beginning of period	Additions to Contract cost for new activity (a)	Revenue recognized (b)	Balance at end of period
Period Ended December 31, 2018	-	2,087,806	(201,400)	1,886,406
(a)	Additions to contract cost for new activity not related to ASC 606 implementation was $10,359 for the three month period ended December 31, 2018.
(b)	Expense recognized not related to ASC 606 implementation for new activity was $253 for the three month period ended December 31, 2018.

Advertising Fund Revenue - Per the terms of the franchise agreements, the Company collects 2% of franchisee’s monthly gross revenues each month, due on the third day of the following month, for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. This revenue is recognized on a monthly basis. Upon adoption of FASB 606 on October 1, 2018, the Company began presenting these revenues on a gross revenue basis on its statement of operations as per FASB ASC 606-10-55-39.

The activity in the Company’s accrued marketing fund  for advertising fund revenue accounts consists of the following:

	Balance at beginning of period	New billings (a)	Revenue recognized (b)	Balance at end of period
Period Ended December 31, 2018	97,334	516,500	(542,72)	5,881,550
(a)	New billings recognized related to the beginning balance was $4,188 for the three month period ended December 31, 2018 not related to ASC 606 implementation.
(b)	Expense recognized related to the beginning balance was $30,444 for the three month period ended December 31, 2018 not related to ASC 606 implementation.

Royalties - Royalties are calculated per franchise, based on a flat fee structure and are recognized as earned on a monthly basis.

Merchandise Revenue – Merchandise revenue is made up of Lego kits and fees for the use of Company email.

Advertising Costs

Advertising costs for the operating company are expensed as incurred. The Company incurred advertising costs for the quarters ended December 31, 2018 and 2017 of approximately $7,100 and $3,000, respectively. Advertising costs of approximately $545,000 were paid out of the marketing fund on behalf of the franchisees and were expensed when funds were received from franchisees. See Note 7.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the three months ended December 31, 2018.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2018 and September 30, 2018, respectively, and has not recognized interest and/or penalties during the three months ended December 31, 2017, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

Recent accounting pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) and has since issued various amendments which provide additional clarification and implementation guidance on Topic 606. This guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted this new guidance effective the first day of fiscal 2018 using the modified retrospective transition method and applied Topic 606 to those contracts which were not completed as of October 1, 2018.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of fiscal 2018. In performing its analysis, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.  Comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods under “Revenue Recognition” (“Topic 605”). Refer to Note 7 for further disclosure of the impact of the new guidance.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires that entities show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted ASU 2016-18 on October 1, 2018, and such adoption did not have a material impact on our financial statements.

(2) Related Party Transactions

On December 29th and 31st, 2017, the Company entered into two separate line of credit agreements in the amount of $50,000 each with two members of the Company’s Board of Directors. These agreements were intended to provide liquidity in the event the Company needed access to such. The agreements are payable upon demand, have an initial term of 5 years and bear interest at market rates. As of December 31, 2018, no amounts were outstanding on these lines of credit.

(3) Notes and Other Receivables

At December 31, 2018 and September 30, 2018, respectively, the Company held certain notes receivable totaling approximately $15,000 and $15,000 respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable are non-interest bearing with monthly payments, payable within one year. The Company analyzes the collectability of all receivables and reserves accordingly.

(4) Accrued Marketing Fund

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees.

All marketing fund fees net of expenses were accounted for as a liability on the balance sheet prior to adoption of FASB ASC 606 on October 1, 2018. Upon adoption of FASB 606 on October 1, 2018, the Company presents these revenues on a gross revenue basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees (see Note 7).

(5) Stock-Based Compensation

On December 29th and 31st, 2017, the Company granted 14,286 shares to Directors and Officers of the Company. These shares were issued in conjunction with the issuance of lines of credit from the two directors. The fair value of the shares on the date of grant were $2,000 and the shares vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017. No stock-based compensation was granted during the quarter ended December 31, 2018.

(6) Commitments and Contingencies

Lease Commitments

Rent expense was approximately $11,000 and $5,000, respectively, for the three months ended December 31, 2018 and 2017. There are no lease commitments with terms greater than one year.

Litigation

The Company is subject to litigation claims arising in the ordinary course of business. The Company believes that it has adequately accrued for legal matters in accordance with the requirements of GAAP. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

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

Management of the Company believes no other such litigation matters involving a reasonably possible chance of loss will, individually or in the aggregate, result in a material adverse effect on the Company's financial condition, results of operations and cash flows.

(7) Revenue Recognition

The Company adopted the new revenue standard (Topic 606) on October 1, 2018. The Company applied the new revenue standard using the modified retrospective transition method. The adoption of the new guidance changed the timing of recognition of franchise sales and franchise renewal revenue and related commissions paid on franchise sales, as discussed below.

Franchise sales is comprised of revenue from the sale or renewal of franchises. The Company previously recognized revenue at the time of sale. Under the new revenue standard, the franchise sale initial fees are considered to be a part of the license of symbolic intellectual property, which is now recognized over the contractual term of the franchise agreement, which is typically 10 years. Correspondingly, the commissions related to franchise sales are recorded as an asset (the current portion in “Commission expense” on the balance sheet, and long- term portion in “Commission expense - net of current portion”) on the balance sheet, and are recognized over the contractual term of the franchise agreement in “Commission Expense” on the statement of operations. Previously, such commissions were expensed as incurred.

The following tables summarize the impacts of the new revenue standard adoption on the Company’s financial statements :

Consolidated Balance Sheet

Impact of Changes in Accounting Policies
As of December 31, 2018
	As previously reported	Adjustments	As Adjusted
Commission Expense	-	301,081	301,081
Commission Expense - net of current portion	-	1,585,325	1,585,325
Deferred Revenue	-	1,138,437	1,138,437
Deferred Revenue - net of current portion	-	4,743,113	4,743,113
Accrued Marketing Fund	97,334	(26,256)	71,078
Accumulated Deficit	(2,391,525)	(4,433,675)	(6,825,200)

Consolidated Statement of Income

Impact of Changes in Accounting Policies
As of December 31, 2018
	As previously reported	Adjustments	As Adjusted
Franchise Fees	-	744,672	744,672
Advertising Fund Revenue	-	545,203	545,203
Franchise consulting and commissions	-	201,400	201,400
Advertising Expense	-	545,203	545,203
Income before income taxes	-	543,272	543,272
Net Income	-	543,272	543,272

Consolidated Statement of Cash Flows

Impact of Changes in Accounting Policies
As of December 31, 2018
	As previously reported	Adjustments	As Adjusted
Net Income	-	543,272	543,272
Commission expense	-	(1,886,406)	(1,886,406)
Deferred revenue	-	5,881,550	5,881,550

Advertising Fund Revenue - Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. Upon adoption of FASB 606 on October 1, 2018, the Company began presenting these expended revenues on a gross revenue basis on its statement of operations as per FASB ASC 606-10-55-39.

Royalties - Royalties are calculated per franchise and are recognized on a flat fee schedule as per the Franchise Agreements. These fees are recognized as earned on a monthly basis as per FASB ASC 606-10-55-65.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024 and thereafter
Initial Franchise Fees	1,138,437	1,120,700	1,076,459	975,358	1,570,596

(8) Sale of Condominium

On November 14, 2018, the Company completed the sale of its condominium held for sale for proceeds of approximately $86,000 and recorded a gain of approximately $43,000, which represented the excess of the proceeds over the carrying value on that date.

(9) Subsequent Events

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

On July 9, 2019 the Company completed the sale of a condominium conference space listed for sale for proceeds of $60,000 and recorded a gain of approximately $22,000 which represented the excess of the proceeds over the carrying value on that date.

Effective, September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow will remain a Director of the Company. Mr. Furlow will receive severance of $30,000 pursuant to the terms of a Severance. In connection with the obligations of his former employment agreement, the Company issued an aggregate of 573,176 shares of Common Stock to Mr. Furlow.

On November 14, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company issued (i) 99,362, (ii) 272,472,(iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively as well as a total of $85,041.

The issuances of Common Stock described above were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended.

Effective September 30, 2019, Bart Mitchell, the Company’s Chief Financial Officer, was appointed Chief Executive Officer of the Company. In connection with this appointment, Mr. Mitchell entered into an Employment Agreement with the Company as of October 1, 2019 for the term of one year. In addition to cash compensation, he will receive stock grants valued at lesser of $15,000 or 200,000 Shares of Common Stock on the last day of the completed year of employment. Mr. Mitchell will continue to serve as a member of the Board of Directors of the Company, but will no longer serve as the Company’s Chief Financial Officer.

Effective October 1, 2019, Robert Boyd was appointed Chief Accounting Officer of the Company. Mr. Boyd and the Company entered into a one-year employment agreement.

On October 30, 2019 the Company completed the sale of a condominium conference space listed for sale for proceeds of approximately $99,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At December 31, 2018, the Company had 526 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 31 Bricks 4 Kidz® master franchises, and 124 Bricks 4 Kidz® sub-franchises operating in 45 countries.

1st Quarter 2018 Highlights

The Company experienced an increase in new franchise sales revenue primarily due to more franchise sales in the period ended December 31, 2018. There were 4 domestic and -0- international sales during the 1st quarter ended December 31, 2018 as compared to 1 domestic and -0- international sales during the quarter ended December 31, 2017. The increase in franchise sales during the quarter ending December 31, 2018 was also increased by approximately $742,000 as a result of recognizing revenue on prior year initial franchise fees during the quarter as a result of applying the modified retrospective approach of adopting FASB ASC 606 during the quarter.

In addition, advertising fund revenue increased approximately $512,000 due to application of the new adoption of FASB ASC 606 during the quarter.

Operating Expenses increased to approximately $1,192,000 in the quarter ended December 31, 2018 from approximately $703,000 in the quarter ended December 31, 2017, or $489,000, primarily due to the increase in franchise commissions and advertising expense as a result of applying the modified retrospective approach of adopting FASB ASC 606 during the quarter for the amortization of previously expensed commissions related to franchise sales and advertising for franchises. This increase was partially offset by a decrease in professional fees and legal settlements due to less legal activity and a more streamlined approach to handling legal issues.

The net income for the quarter ended December 31, 2018 was $698,540 as compared to a loss of $105,654 in the quarter ended December 31, 2017.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the quarters ended December 31, 2018 and 2017, the Company purchased property and equipment totaling approximately $123,000 and $34,000.

On November 14, 2018, the Company completed the sale of its condominium held for sale for proceeds of approximately $86,000 and recorded a gain of approximately $43,000, which represented the excess of the proceeds over the carrying value on that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2018, under the supervision and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

In our 2018 Annual Report on Form 10-K, the Company concluded internal controls over financial reporting were not effective on September 30, 2018.

PART II

Item 1. Legal Proceedings

There is no new litigation or changes to matters currently outstanding as of the 10-K filed with the SEC for the year ended September 30, 2018.

Item 1A. Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of CLC's most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit

10.1	Form of Confirmation Letter from certain Directors and Officers (Incorporated by reference to Exhibits of the Company’s Form 10-K for the year ended September 30, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: November 22, 2019	By:	/s/ Robert Boyd
Robert Boyd
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: November 22, 2019	By:	/s/ Bart J. Mitchell
Bart J. Mitchell,
Chief Executive Officer, Board Member (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Confirmation Letter from certain Directors and Officers (Incorporated by reference to Exhibits of the Company’s Form 10-K for the year ended September 30, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

