Form 10-Q
period 2019-03-31
CREATIVE LEARNING Corp
filed 2019-12-09
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,354,261 shares of common stock as of December 5, 2019.

CREATIVE LEARNING CORPORATION

FORM 10Q

Period Ended March 31, 2019

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2019 (Unaudited)	2018
Assets
Current Assets:
Cash	$110,105	$80,693
Restricted Cash (marketing fund)	26,223	22,505
Accounts receivable, less allowance for doubtful accounts of approximately $852,000 and $938,000, respectively	365,154	194,835
Prepaid commission expense	291,748	-
Prepaid expense	5,945	29,725
Assets held for sale	-	43,178
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	12,000	11,955
Total Current Assets	811,175	382,891

Prepaid commission expense - net of current portion	1,354,285	-
Notes receivables - net of current portion	-	3,045
Property and equipment, net of accumulated depreciation of approximately $338,000 and $273,000, respectively	425,499	357,930
Deposits	1,425	1,425
Total Assets	$2,592,384	$745,291

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$83,634	$161,011
Deferred revenue	1,096,450	-
Accrued liabilities	14,751	14,605
Accrued marketing fund	34,756	97,334
Total Current Liabilities	1,229,591	272,950

Deferred revenue - net of current portion	4,315,442	-
Total Liabilities	5,545,033	272,950

Commitments and Contingencies (Note 6)	-	-

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.0001 par value; 50,000,000 shares authorized
12,089,140 shares issued and 12,024,040 shares outstanding as of March 31, 2019
12,075,875 shares issued and 12,010,775 shares outstanding as of September 30, 2018	1,209	1,207
Additional paid in capital	2,897,283	2,897,285
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(5,816,515)	(2,391,525)
Total Stockholders' Equity (Deficit)	(2,952,649)	472,341
Total Liabilities and Stockholders' Equity (Deficit)	$2,592,384	$745,291

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

REVENUES
Royalties fees	$477,607	$557,888	$1,035,203	$1,105,825
Advertising fund revenue	36,835	-	582,038	-
Initial franchise fees	485,025	45,309	1,229,697	94,209
Merchandise sales	15,725	4,773	17,563	4,773
TOTAL REVENUES	1,015,192	607,970	2,864,501	1,204,807

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	168,299	164,391	376,247	352,875
Professional, legal and consulting fees	125,654	130,030	249,925	407,042
Bad debt expense	21,899	132,529	27,058	202,388
Other general and administrative expenses	68,280	101,783	132,547	218,257
Franchise commissions	240,373	15,245	441,773	30,803
Franchise training and expenses	2,461	6,583	15,322	23,085
Depreciation	34,854	12,418	55,172	24,733
Advertising	38,270	2,546	590,579	5,303
Office expense	5,209	3,537	8,711	7,246
TOTAL OPERATING EXPENSES	705,299	569,062	1,897,334	1,271,732

OPERATING INCOME/(LOSS)	309,893	38,908	967,167	(66,925)

OTHER INCOME/ (LOSS)	252	(172)	41,518	7

INCOME/(LOSS) BEFORE INCOME TAXES	310,145	38,736	1,008,685	(66,918)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME/(LOSS)	$310,145	$38,736	$1,008,685	$(66,918)

NET INCOME/(LOSS) PER SHARE
Basic and diluted	$0.03	$0.00	$0.08	$(0.01)
Basic and diluted weighted average number of common shares outstanding	12,011,520	12,090,161	12,011,141	12,083,018

The accompanying notes are an integral part of the condensed consolidated financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit)

(Unaudited)

For the three months ended March 31, 2019

	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(6,126,660)	$(3,262,794)

Shares issued for rounding error	-	-	13,265	2	(2)	-	-

Net income	-	-	-	-	-	310,145	310,145

Balance, March 31, 2019	(65,100)	$(34,626)	12,089,140	$1,209	$2,897,283	$(5,816,515)	$(2,952,649)

For the six months ended March 31, 2019

	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2018	(65,100)	(34,626)	12,075,875	1,207	2,897,285	(2,391,525)	472,341

Shares issued for rounding error	-	-	13,265	2	(2)	-	-

Net income	-	-	-	-	-	1,008,685	1,008,685

Adoption of ASC 606	-	-	-	-	-	(4,433,675)	(4,433,675)

Balance, March 31, 2019	(65,100)	$(34,626)	12,089,140	$1,209	$2,897,283	$(5,816,515)	$(2,952,649)

For the three months ended March 31, 2018

	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance December 31, 2017	(65,100)	(34,626)	12,075,875	1,207	2,897,285	(2,278,346)	585,520

Net income	-	-	-	-	-	38,736	38,736

Balance, March 31, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(2,239,610)	$624,256

For the six months ended March 31, 2018

	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance September 30, 2017	(65,100)	(34,626)	12,075,875	1,207	2,895,285	(2,172,692)	689,174

Net loss	-	-	-	-	-	(66,918)	(66,918)

Stock-based compensation	-	-	-	-	2,000	-	2,000

Balance, March 31, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(2,239,610)	$624,256

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	March 31
	2019	2018

Cash flows from operating activities:
Net Income/(Loss)	$1,008,685	$(66,918)
Retained earnings adjustment for 606	(4,433,675)	-
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	55,172	24,733
Gain on sale of assets held for sale	(42,775)	-
Bad debt expense	5,159	202,388
Stock based compensation	-	2,000
Changes in operating assets and liabilities:
Accounts receivable	(175,478)	(267,479)
Prepaid expenses	27,508	40,885
Prepaid commission expense	(1,646,033)	-
Deposits	-	13,628
Accounts payable	(81,105)	38,222
Accrued liabilities	146	(46,477)
Deferred Revenue	5,411,892	-
Accrued marketing fund	(62,578)	(31,913)
Net cash provided by (used in) operating activities	66,918	(90,931)

Cash flows from investing activities:
Acquisition of property and equipment	(122,575)	(72,870)
Sale of assets held for sale	85,787	-
(Issuance)/Collection of Notes receivable	3,000	(8,640)
Net cash provided by (used in) investing activities	(33,788)	(81,510)

Cash flows from financing activities:
Net cash provided by financing activities	-	-
Net change in cash, cash equivalents and restricted cash	33,130	(172,441)
Cash, cash equivalents and restricted cash at beginning of period	103,198	332,287
Cash, cash equivalents and restricted cash at end of period	$136,328	$159,846

Noncash financing activity:
Financed Insurance	$3,728	$-
Shares issued for rounding error	$2	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of March 31, 2019, BFK franchisees operated in 391 territories in 38 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three and six months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2018.

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

Restricted Cash

The Company had restricted cash of approximately $26,000 and $23,000 at March 31, 2019 and September 30, 2018, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” on the balance sheet. See Note 4 for additional information.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at March 31, 2019 and September 30, 2018 are adequate, but actual write-offs could exceed the recorded allowance.

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

Revenue is recognized when a company satisfies a performance obligation by transferring a promised good or service to a customer. The Company generates all its revenue from contracts with customers. The Company’s franchise agreements provide for a ten year term and include performance obligations as follows: protected territory designation, access to proprietary manuals and handbooks, initial training and on-going assistance, consulting, promotion of goodwill, administration of marketing fund, marketing and promotion items, initial advertising program development assistance, company website access, Franchise Management Tool access, lessons and model plans, project kits, Duplo bricks, frames stop motion animation software, and use of the franchisor’s intellectual property (IP) (e.g., trade name – Bricks for Kidz). Additionally, the contract permits the franchisee to renew the contract for an additional ten-year term for a fee. The following is a description of principal activities from which the Company generates its revenue.

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

The activity in the Company’s deferred revenue for initial franchise fee is included in “Deferred revenue” and “Deferred revenue, net of current portion” on the Condensed Consolidated Balance Sheets, and consists of the following:

	Balance at beginning of period	New billings (a)	Revenue recognized (b)	Balance at end of period
As of March 31, 2019	-	$6,641,589	$(1,229,697)	$5,411,892

(a)	New billings not related to ASC 606 implementation was $15,368 and $130,468 for the three and six month periods ended March 31, 2019, respectively.

(b)	Revenue recognized not related to ASC 606 implementation for new billings was $576 and $6,189 for the three and six month periods ended March 31, 2019, respectively.

Commissions paid on initial franchise sales are recognized as an asset and amortized over the contract life of the franchise agreement. The activity in the Company’s capitalized contract costs for commissions consist of the following:

	Balance at beginning of period	Additions to Contract cost for new activity (a)	Expense recognized (b)	Balance at end of period
As of March 31, 2019	-	$2,087,806	$(441,773)	$1,646,033

(a)	Additions to contract cost for new activity not related to ASC 606 implementation was $1,378 and $11,737 for the three and six month periods ended March 31, 2019, respectively.

(b)	Expense recognized not related to ASC 606 implementation for new activity was $23 and $535 for the three and six month periods ended March 31, 2019, respectively.

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

The activity in the Company’s accrued marketing fund for advertising fund revenue accounts consists of the following:

	Balance at beginning of period	New billings (a)	Expense recognized (b)	Balance at end of period
As of March 31, 2019	$97,334	$517,013	$(579,591)	$34,756

(a)	New billings recognized related to the beginning balance was $514 and $4,702 for the three and six month periods ended March 31, 2019 not related to ASC 606 implementation.

(b)	Expense recognized related to the beginning balance was $36,835 and $67,279 for the three and six month periods ended March 31, 2019 not related to ASC 606 implementation.

Royalties - Royalties are calculated per franchise, based on a flat fee structure and are recognized as earned on a monthly basis.

Merchandise Revenue – Merchandise revenue is made up of Lego kits and fees for the use of Company email.

Advertising Costs

Advertising costs for the operating company are expensed as incurred. The Company incurred advertising costs for the three and six months ended March 31, 2019 of approximately $1,000 and $9,000, respectively, and for the three and six months ended March 31, 2018 of approximately $3,000 and $5,000, respectively. Advertising costs of approximately $580,000 were paid out of the marketing fund on behalf of the franchisees and were expensed when funds were received from franchisees. See Note 7.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the six months ended March 31, 2019.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2019 and September 30, 2018, respectively, and has not recognized interest and/or penalties during the six months ended March 31, 2018, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2014 and forward by the U.S. Internal Revenue Service.

Net earnings (loss) per share

Basic earnings per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. All securities outstanding as of March 31, 2019 are anti-dilutive.

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

(2) Related Party Transactions

On December 29th and 31st, 2017, the Company entered into two separate line of credit agreements in the amount of $50,000 each with two members of the Company’s Board of Directors. These agreements were intended to provide liquidity in the event the Company needed access to such. The agreements are payable upon demand, have an initial term of 5 years and bear interest at market rates. As of March 31, 2019, no amounts were outstanding on these lines of credit.

(3) Notes and Other Receivables

At March 31, 2019 and September 30, 2018, respectively, the Company held certain notes receivable totaling approximately $12,000 and $15,000 respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable are non-interest bearing with monthly payments, payable within one year. The Company analyzes the collectability of all receivables and reserves accordingly.

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

(5) Stock-Based Compensation

On December 29th and 31st, 2017, the Company granted 14,286 warrants to Directors and Officers of the Company. These warrants were issued in conjunction with the issuance of lines of credit from the two directors. The fair value of the warrants on the date of grant were $2,000 and the shares vested immediately. The Company expensed $2,000 in connection with the grant during the quarter ended December 31, 2017. No stock-based compensation was granted during the six months ended March 31, 2019.

On March 27, 2019, the Company issued 13,265 shares of common stock to the former President of the Company due to a rounding error in shares related to her terminated employment agreement. All equity compensation relating to this agreement was properly fully recognized during the year ended September 30, 2017.

(6) Commitments and Contingencies

Lease Commitments

Rent expense was approximately $9,000 and $20,000, for the three and six months ended March 31, 2019, respectively, and approximately $5,000 and $9,000 for the three and six months ended March 31, 2018, respectively. There are no lease commitments with terms greater than one year.

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

The following tables summarize the impacts of the new revenue standard adoption on the Company’s financial statements:

Consolidated Balance Sheet

Impact of Changes in Accounting Policies
As of March 31, 2019
	As previously
	reported	Adjustments	As Adjusted
Prepaid Commission Expense	-	291,748	291,748
Prepaid Commission Expense - net of current portion	-	1,354,285	1,354,285
Deferred Revenue	-	1,096,450	1,096,450
Deferred Revenue - net of current portion	-	4,315,442	4,315,442
Accrued Marketing Fund	97,334	(62,578)	34,756
Accumulated Deficit	(2,391,525)	(4,433,675)	(6,825,200)

Consolidated Statement of Income

Impact of Changes in Accounting Policies
As of March 31, 2019
	As previously
	reported	Adjustments	As Adjusted
Franchise Fees	-	1,229,697	1,229,697
Advertising Fund Revenue	-	582,038	582,038
Commission Expense	-	441,773	441,773
Advertising Expense	-	582,038	582,038
Income before income taxes	-	787,924	787,924
Net Income	-	787,924	787,924

Consolidated Statement of Cash Flows

Impact of Changes in Accounting Policies
As of March 31, 2019
	As previously
	reported	Adjustments	As Adjusted
Net Income	-	787,924	787,924
Prepaid Commission expense	-	(1,646,033)	(1,646,033)
Deferred revenue	-	5,411,892	5,411,892

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

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue by year, excluding certain other immaterial items, expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period:

	March 31, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024 and thereafter
Initial Franchise Fees	$1,096,450	$1,076,972	$1,022,746	$911,137	$1,304,588

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

On November 14, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company issued (i) 99,362, (ii) 272,472,(iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively as well as a total of $85,041 for directors fees.

Effective October 1, 2019, Robert Boyd was appointed Chief Accounting Officer of the Company. Mr. Boyd and the Company entered into a one-year employment agreement.

On October 30, 2019 the Company completed the sale of a condominium conference space listed for sale for proceeds of approximately $99,000.

On December 6, 2019, the Company initiated arbitration against two franchise owners, Christopher Rego and John Simento. (American Arbitration Association, International Centre for Dispute Resolution, Case No. 01-19-0004-4019) The Company is seeking actual, statutory and punitive damages, as well as injunctive relief, violation of the two owners’ franchise agreement, failure to pay royalties, unauthorized use of trademarks and operation of competing business. This case is being actively litigated by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. At March 31, 2019, the Company had 391 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 159  Bricks 4 Kidz® sub-franchises operating in 38 countries.

Three Months Ending March 31, 2019 Highlights

The Company experienced an increase in new franchise sales revenue due primarily to the Company recognizing revenue on prior year initial franchise fees during the quarter as a result of adopting FASB ASC 606 in the prior quarter.

Royalty fees revenue decreased approximately $80,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to off-boarding several inactive franchisees during the three months ended March 31, 2018 which lead to fewer franchisees at March 31, 2019 as compared to March 31, 2018.

In addition, advertising fund revenue increased approximately $37,000 during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 due to the application of FASB ASC 606 during the three months ended December 30, 2018 which requires advertising fund revenues and expenses to be recorded on the gross method basis on the statement of operations. Prior to FASB ASC 606, these revenues and expenses were recorded as part of the marketing liability account on the balance sheet.

Operating Expenses increased to approximately $705,000 in the quarter ended March 31, 2019 from approximately $569,000 in the quarter ended March 31 2018, or $136,000, primarily due to the increase in franchise commissions as a result of applying the modified retrospective approach of adopting FASB ASC 606 during the previous quarter in 2019 for the amortization of previously expensed commissions related to franchise sales. This increase was partially offset by a decrease in bad debt expense due to a large amount of off-boarding that occurred in Q2 2018 which created an increase in the bad debt for uncollected royalty fees.

The Company’s net income for the quarter ended March 31, 2019 was $310,145 as compared to net income of $38,736 in the quarter ended March 31, 2018.

Six Months Ending March 31, 2019 Highlights

The Company experienced an increase in new franchise sales revenue due primarily to the Company recognizing revenue on prior year initial franchise fees during the six months ended March 31, 2019 as a result of adopting FASB ASC 606 during the first quarter.

Royalty fees revenue decreased approximately $71,000 during the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 due to off-boarding several inactive franchisees during the six months ended March 31, 2018 which lead to fewer franchisees at March 31, 2019 as compared to March 31, 2018.

In addition, advertising fund revenue increased approximately $582,000 and advertising fund expense increased approximately $585,000 during the six months ended March 31, 2019 as compared to the six months ended March 31, 2018 due to the application of FASB ASC 606 as of October 1, 2018 which requires advertising fund revenues and expenses to be recorded on a gross method basis on the statement of operations. Prior to FASB ASC 606, these revenues and expenses were recorded as part of the marketing liability account on the balance sheet.

Operating Expenses increased to approximately $1,900,000 in the six months ended March 31, 2019 from approximately $1,300,000 in the six months ended March 31, 2018, or $600,000, primarily due to the increase in franchise commissions and advertising expense as a result of applying the modified retrospective approach of adopting FASB ASC 606 effective October 1, 2018 for the amortization of previously expensed commissions related to franchise sales and advertising for franchises. This increase was partially offset by a decrease in bad debt expense due to a large amount of off-boarding occurring in Q2 2018 which created an increase in the bad debt for uncollected royalty fees. The increase was also offset by a decrease in professional fees and legal settlements due to less legal activity and a more streamlined approach to handling legal issues in the current year.

The Company’s net income for the six months ended March 31, 2019 was $1,008,685 as compared to a loss of $66,918 for the six months ended March 31, 2018.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. For the reporting period, the Company temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

The Company’s cash, cash equivalents and restricted cash balance at March 31, 2019 was $136,328 as compared to a balance of $103,198 at September 30, 2018. The Company had a working capital deficit of $418,416 at March 31, 2019 as compared to working capital of $110,041 at September 30, 2018. The decrease in working capital during the period is primarily due to the application of FASB ASC 606 at October 1, 2018 which significantly increased the Company’s short term deferred revenue.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the six months ended March 31, 2019 and 2018, the Company purchased property and equipment totaling approximately $123,000 and $73,000.

On November 14, 2018, the Company completed the sale of its condominium held for sale for proceeds of approximately $86,000 and recorded a gain of approximately $43,000, which represented the excess of the proceeds over the carrying value on that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended March 31, 2019, under the supervision and with the participation of our management, including our Chief Operating Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

CREATIVE LEARNING CORPORATION

Dated: December 6, 2019	By:	/s/ Robert Boyd
Robert Boyd
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: December 6, 2019	By:	/s/ Bart J. Mitchell
Bart J. Mitchell,
Chief Executive Officer, Board Member (Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

10.1	Form of Confirmation Letter from certain Directors and Officers (Incorporated by reference to Exhibits of the Company’s Form 10-K for the year ended September 30, 2018).

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

