Form 10-K
period 2019-09-30
CREATIVE LEARNING Corp
filed 2020-04-01
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

CREATIVE LEARNING CORPORATION

Delaware	20-4456503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

P.O. Box 4502

Boise, ID 83711

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

As of March 29, 2019 (the last trading day of the registrant’s second quarter), the aggregate market value of the common stock held by nonaffiliates of the registrant, based on the $0.10 closing price of the registrant’s common stock as reported on the OTC bulletin board on that date, was approximately $817,548. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 25, 2020, there are 13,613,430 shares of common stock of the registrant outstanding.

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

●	the operating and financial results of and our relationships with our franchisees;

●	actions taken by our franchisees that may harm our business;

●	incidents that may impair the value of our brand;

●	our failure to successfully implement our growth strategy;

●	changing economic conditions;

●	our need for additional financing;

●	risks associated with our franchisees;

●	litigation and regulatory issues;

●	our failure to comply with current or future laws or regulations; and

●	the impact of the coronavirus (COVID-19) pandemic.

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

ii

PART I

Item 1. Business

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee, renewal fees and monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of September 30, 2019, the Company had 503 Bricks 4 Kidz® and Sew Fun Studios® global franchise territories, including 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 40 countries.

Company Background

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

At September 30, 2019, BFK had 503 global Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 40 countries. The following table details franchise activity:

BFK
Franchise Territories

September 30, 2017	640
Additions	7
Terminations and non-renewals and cancellations	(90)
September 30, 2018	557
Additions	24
Terminations and non-renewals and cancellations	(78)
September 30, 2019	503

Current BFK Programs

In-school workshops. One-hour classes during school hours. Classes are correlated to the typical science curriculum for a particular grade level. Teacher guides, student worksheets, and step-by-step instructions are provided.

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

Under a franchise agreement, a franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical-sized, domestic, single territory franchise fee is $26,900. If the franchisee is granted an additional geographic area to increase the size of their territory, then the franchisee must pay an additional fee. If the franchisee is in good standing and is granted a second or additional franchise, then the franchisee must pay a franchise fee for each additional franchise.

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2019, BFK sold no master franchises. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory.

The Company uses a network of franchise marketing and promotion media to contact prospective franchisees. When a potential contact is received, the initial information relating to a buyer is passed to a franchise sales broker or director of business development to initiate contact with the potential new franchisees. The responsibility of the sales broker and/or director of business development is to vet the potential franchisee for compatibility with the franchise concept, among other things. As part of the process of vetting potential franchisees, the Company requires all prospective franchisees to complete a Request for Consideration form. Upon completion of the process the sales broker is paid a commission typically ranging from 20% to 30% of the franchise fee while the director of business development commission ranges between 5% to 7% and the Marketing Director earns 1%.

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

The term of the franchise is for ten years. Subject to any applicable laws, BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000. During FY2018, the Company, in accordance with FTC Franchise Rule 436.7(a), suspended sales of new franchises in the United States as the Company awaited the completion of its audited financial statements.

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

Royalty and Marketing Fees

The Company invoices all applicable franchisees a royalty fee on a monthly basis based on either a flat fee structure or seven percent of revenue. Every U.S. franchisee, upon signing a franchise agreement, has authorized and provided the required banking information to allow the electronic collection of all fees. Approximately three days after the invoice has been issued to the franchisee, an ACH draft (automatic deduction from the franchisee bank account) for the royalty fee withdrawal is processed through the Company’s banking system. When the Company changes its royalty structure, existing franchisees maintain their contractual franchise royalty rate unless they agree to amend those rates.

The following is the royalty fee structure:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (per month)
October 1, 2015 through September 30, 2016	$400 USD
October 1, 2016 through September 30, 2017	$425 USD
October 1, 2017 through September 30, 2018	$450 USD
October 1, 2018 through September 30, 2019	$475 USD
October 1, 2019 and for the remainder of the initial term of the Franchise Agreement	$500 USD

If any franchisee owns and operates more than one territory, the royalty fees payable to the Company for the second territory and each additional territory shall be as follows:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (per month)
October 1, 2015 through September 30, 2016	$200 USD
October 1, 2016 through September 30, 2017	$225 USD
October 1, 2017 and for the remainder of the initial term of the Franchise Agreement	$250 USD

BFK administers a marketing fund for domestic and Canadian franchisees for the purpose of building brand awareness in their respective countries. The marketing fund expenditures are funded by BFK collecting a 2% marketing fee, based upon gross receipts reported in the Franchise Management Tool (“FMT”), from domestic and Canadian franchisees. The respective franchisees are typically invoiced the middle of each month for the prior month’s receipts. These marketing fee receipts and expenses are reported on the statement of operations on a gross revenue basis, presenting receipts as revenue and expenses as operating expenses. Any receipts that exceed expenditures are recorded as a liability on the balance sheet. The collections of these funds are done using the Company’s ACH program, as agreed to by each franchisee in their Franchise Agreement. The Marketing Fund is segregated into a separate bank account. In April 2018, the third party provider of the FMT restricted the Company’s access to the software. As a result, franchisees were instructed to self-report their marketing fees, however many franchisees did not comply with this request. The Company is actively working with these franchisees in the current period to acquire accurate reporting and to bring their accounts to a current status. The Company has built its own software and franchisees are migrating to the new software. Collection and reconciliation of marketing fees will be streamlined with the new software.

BFK Competition

Although BFK pioneered the LEGO® modeling-based curriculum for afterschool programs, we believe there are at least two other companies franchising a model similar to that of Bricks 4 Kidz®, Engineering 4 Kids and Snapology. Play-Well Teknologies offers after-school classes, camps and birthday parties using LEGO® bricks. Vision Education and Media offers after school classes using LEGO® bricks in the New York metropolitan area. In addition, several other small businesses around the country offer after-school classes and vacation camps using LEGO® bricks. These classes and camps are typically held in elementary schools, middle schools and community colleges.

Sew Fun Studios

As a result of an unexpectedly lengthy audit process for FY 2018, the Company was unable to sell franchises for a good portion of the year, because the Company’s FDD required audited financial statements. When the audit was completed, the Company focused its efforts on the Bricks4Kidz franchises. Plans for expanding and marketing Sew Fun Studies were placed on hold. At September 30, 2019, SF had 3 franchise territories.

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

General

Subsequent to year end, the Company sold its two remaining properties in Florida and transitioned to a Boise, Idaho location for which a new office lease was signed.

The Company’s offices, consisting of approximately 606 square feet, are located in an office complex at 5995 W State Street Suite B, Garden City, ID 83703.

At September 30, 2019, the Company had 7 employees on a full time basis.

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

Risks Related to Our Business

 The recent Coronavirus outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and will adversely affect our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of the Coronavirus (“COVID-19”) continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. Among the precautions has been the closure of a substantial portion of the schools in the United States, which will adversely impact our royalty revenue from franchisees. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business.

Our recorded revenues increased in fiscal year 2019 as compared to fiscal year 2018

Our reported revenues increased significantly in fiscal year 2019 to $4,517,964 from $2,416,726 in the prior year, an increase of $2,101,238 or 87%, primarily due to the reporting requirements of the new FASB ASC 606 rule. While the company experienced slightly lower master franchise sales, through a series of cost cutting measures, the company was able to generate a profit in all four quarters of the reporting year. Should the Company begin to incur losses or decreased revenues, this may impair our ability to attract new franchisees and maintain positive working relationships with our current franchisees. In addition, if we incur losses, we may need to seek additional financing which could be dilutive to our stockholders.

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

Our revenues and other financial results are subject to general economic conditions. Our revenues depend, in part, on the number of dual-income families and working single parents who require child development or educational services. A deterioration of general economic conditions, including a soft housing market and/or rising unemployment, may adversely impact us because of the tendency of out-of-work parents to diminish or discontinue utilization of these services. Finally, there can be no assurance that demographic trends, including the number of dual-income families in the workforce, will continue to lead to increased demand for our products and services.

We may require additional financing to execute our business plan and fund our other liquidity needs.

We currently have no revolving credit facility or other committed source of recurring capital. While the company is currently on positive financial footing, should an economically catastrophic event transpire, and if we are unable to increase our revenues or decrease our operating expenses from recent historical run-rate levels, we expect that we would need to obtain additional capital to fund our planned operations. Should our cash flows from operations not meet or exceed our projections, we may need to pursue one or more alternatives, such as to:

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

In addition, each franchise agreement has an expiration date. Upon the expiration of a franchise agreement, we or the franchisee may, or may not, elect to renew the franchise agreement. If the franchise agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of our then-current form of franchise agreement (which may include increased royalty revenues, marketing fees and other fees and costs), the satisfaction of certain conditions and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise agreement will terminate upon expiration of its term. Our right to elect to not renew a franchise agreement may be subject to certain limitations under any applicable state relationship laws that may require specific notice periods or “good cause” for non-renewal despite the provisions in the franchise agreement.

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

Because of intense competition for our employees and because of other risk factors identified in this report, we may be unable to retain our management team and other key personnel and may be unable to find qualified replacements. All of our key employees are employed on an “at will” basis and we do not have key-man life insurance covering any of our employees. The loss of the services of any of our executive management members or other key personnel could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace such personnel on a timely basis or without incurring increased costs, or at all.

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

As of March 25, 2020, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 51.6% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and, if and when we are no longer a “smaller reporting company,” will require that we have such a system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or Stockholder litigation. Any inability to provide reliable financial reports could harm our business. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We currently are eligible to deregister our Common Stock from SEC reporting requirements.

Upon filing this Form 10-K and Form 10-Q for the subsequent quarter, we will be eligible to deregister our securities from the reporting requirements of the Securities Exchange Act of 1934, as amended as we currently have less than 300 shareholders of record and our Common Stock is not listed on a stock exchange. If our Common Stock is deregistered, it may be more difficult to receive information of the Company which could affect the liquidity of our Common Stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of October 30, 2019 the Company’s offices, consisting of approximately 606 square feet, were located in an office complex in Garden City, Idaho, a suburb of Boise, ID. The Company leases this space as well as a storage unit.

Subsequent to year end, the Company sold the remaining two of its office condominiums in Florida and transitioned to a Boise, Idaho location for which a new temporary month-to-month office lease was signed while the Company sought more permanent offices. In October 2019 the Company signed a 21 month lease for office space at 5995 W State Street Suite B, Garden City, ID 83703. The monthly lease amount is $833. The Company believes it was necessary to streamline its operations by selling their owned facilities and leasing office space and training space as needed.

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

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) alleged that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks damages for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon the Company, which the Company alleges occurred in part, while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. The Company is actively litigating this matter. On October 27, 2016, Brian Pappas filed a motion to amend the complaint to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas does amend his complaint, the Company will vigorously defend the proposed claim. The Company is actively litigating this matter.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures. The same plaintiffs also initiated arbitration on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages. This case has been held in abeyance as the parties seek a resolution.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber initiated arbitration against the Company. (American Arbitration Association, Case No. 01-17-0006-8120). The plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. The Company is vigorously contesting the allegations and its liability for any damages.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the over the counter market under the symbol “CLCN.” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2018 and 2019. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2018
First Quarter	$0.20	$0.13
Second Quarter	$0.16	$0.13
Third Quarter	$0.18	$0.14
Fourth Quarter	$0.21	$0.14
Year ended September 30, 2019
First Quarter	$0.24	$0.12
Second Quarter	$0.13	$0.08
Third Quarter	$0.11	$0.06
Fourth Quarter	$0.07	$0.06

The over the counter market does not impose listing standards or requirements, does not provide automatic trade executions and does not maintain relationships with quoted issuers. A company traded on the over the counter market may face loss of market makers and lack of readily available bid and ask prices for its stock and may experience a greater spread between the bid and ask price of its stock and a general loss of liquidity with its stock. In addition, certain investors have policies against purchasing or holding over the counter market. Both trading volume and the market value of our securities have been, and will continue to be, materially affected by the trading on the over the counter market.

Holders

At March 25, 2020, the Company had 13,613,430 outstanding shares of common stock and 130 shareholders of record.

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

Recent Sales of Unregistered Securities

On March 21, 2019, the Company agreed to cancel 260,630 outstanding stock options granted to the former President of the Company in connection with her terminated employment agreement and grant her 294,778 new options.

On September 30, 2019, a total of 14,286 shares of common stock were approved to be issued to each Blake Furlow and Gary Herman for the exercise of 14,286 warrants granted in December 2017 in connection with commitment letters provided to the Company for a line of credit.

On September 27, 2019, the Company issued shares of common stock consistent with its corporate by-laws to each of the members of the Company’s Board Members for board compensation, as follows: Blake Furlow – 99,362 shares, Gary Herman – 272,472 shares, Bart Mitchell – 112,739 shares and JoyAnn Kenny-Charlton, 272,472 shares.

On September 27, 2019, the Company issued 566,176 shares of common stock to its former CEO for compensation earned during the year as per his employment agreement and for the exercise of his warrants granted in connection with his commitment letter.

On September 27, 2019, the Company issued 166,667 shares of common stock to its former CFO for compensation earned during the year as per his employment agreement.

All of the shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

Overview

The Company experienced a year of decline in the number of active franchises, compared to fiscal year 2018, decreasing from 557 franchise territories to 503, within the two brands. The reduction in the growth rate of franchises sold in fiscal year 2019 resulted in a decrease in initial franchise fees of approximately $36,000 in a year-to-year comparison, not including the effects of FASB ASC 606 which was implemented on October 1, 2018. The decrease in franchise sales was due to a lack of marketing sales worldwide and more stringent qualification procedures. Sales were also negatively affected by a prolonged audit wherein the company was not able to file an updated FDD; a requirement to sell franchises domestically. The loss of the territories during the period is the result of the company working to discharge our non-performing franchisees from the system.

The Company’s royalty fees revenue decreased to $1,695,788 in fiscal year 2019 from $2,207,442 in the prior year, a decrease of $511,654 (23%), primarily due to an increasing number of non-performing franchisees. Operating Expenses remained fairly consistent overall between fiscal year 2019 and 2018 with a 2% decrease year over year. The Company had net income of $2,017,340 in fiscal year 2019, up from a net loss of $218,833 the prior year, an increase of $2,236,173 primarily due to the effects of applying FASB ASC 606 during the year.

During fiscal year 2018, the Company, in accordance to FTC Franchise Rule 436.7(a), suspended sales of new franchises in the United States as the Company awaited the completion of its audited financial statements.

Results of Operations

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2019 and 2018:

	Franchises Sold
Franchise Activity	Fiscal Years Ended
Creative Learning Corporation	September 30
BFK Franchise Company LLC	2019	2018

(a) US/Canada First Territories	3	3
(b) US/Canada Second Territories	3	3
Total US/Canada	6	6

International First Territories	-	1
International Second Territories	-	-
Master Agreements	-	-
Master Sub-franchise	18	-
Total International	18	1
Total BFK	24	7

SF Franchise Company LLC
US First Territories	-	-
International Territories	-	-
Total SF	-	-

Total Franchises Sold	24	7

(a)	US First Territory refers to the original territory purchased with the Franchise Agreement.

(b)	Second Territory refers to a secondary territory purchased in addition to the territory purchased with the Franchise Agreement.

Material changes of items in the Company’s Statement of Operations for the fiscal year ended September 30, 2019 as compared to the prior year are discussed below.

Initial franchise fees, Royalty fees and Merchandise sales

		Fiscal year Ended
	Increase/		(rounded to $1,000)		Change
Item Description	Decrease	09/30/19	09/30/18	Amount	%
Revenue
Initial franchise fees	Increase	$2,480,000	$192,000	$2,288,000	1192%
Royalties fees	Decrease	1,696,000	$2,207,000	(511,000)	-23%
Marketing fund revenue	Increase	223,000	$—	223,000	100%
Technology fees	Increase	118,000	$—	118,000	100%
Merchandise sales	Increase	1,000	18,000	$(17,000)	-94%
Total Revenue	Increase	$4,518,000	$2,417,000	$2,101,000	87%

The primary increase in Initial franchise fees and marketing fund revenue is due to the accounting entries made during the year to record the effects of FASB ASC 606 which the Company adopted on October 1, 2018. The increase in technology fees is the result of franchisee’s being charged monthly fees for the use of the Company’s Franchise Management Tool software which went into service in December 2018. The decrease in royalty fees is due to the loss of some franchisees that the Company has not been able to replace with the sales of new franchises. The loss of territories during the period is the result of the Company working to discharge our non-performing franchisees from the system. The Company began selling merchandise during the year ended September 30, 2018. The merchandise revenue was made up of lanyards and other promotional items. We expect our royalty revenue to decrease in 2020 as a result of the widespread school closures in the United States in response to the Covid-19 pandemic, which has resulted in a drastic reduction of programs conducted by our franchisees in schools, which has drastically reduced their revenue. We do not expect our royalty revenue to return to normal levels until the widespread school closures in the United States have ended.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2019 and 2018 were approximately $2,564,000 and $2,625,000, respectively, a decrease of approximately $61,000.

	Fiscal Year Ended September 30,
Item Description	Increase/ Decrease	2019	2018	Amount	Change %
Franchise commissions	Increase	$606,000	$51,000	$555,000	1088%
Salaries, payroll taxes & stock based compensation	Increase	885,000	696,000	189,000	27%
General marketing expenses	Decrease	21,000	30,000	(9,000)	-30%
Franchisee marketing	Increase	223,000	—	223,000	100%
Professional, legal & consulting fees	Decrease	540,000	598,000	(58,000)	-10%
Bad debt expense	Decrease	(67,000)	733,000	(800,000)	-109%
All other G&A expenses	Decrease	356,000	517,000	(161,000)	-31%
		$2,564,000	$2,625,000	$(61,000)

The changes in significant operating expenses are explained as follows:

Franchise commissions increased primarily as a result of the application of FASB ASC 606 during the year ended September 30, 2019.

The Company incurred salaries, payroll expenses and stock based compensation for the fiscal years ended September 30, 2019 and 2018 of approximately $885,000 and $696,000, respectively, an increase of approximately $189,000, or 27%. The increase in total payroll expenses is primarily due to increased executive compensation – made up of common shares and cash - which was approved to be paid to the board of directors during the year ended September 30, 2019 for their services provided since July of 2017.

The Company paid general marketing expenses for the fiscal years ended September 30, 2019 and 2018 of approximately $21,000 and $30,000, respectively, a decrease of approximately $9,000, or 31%. The decrease related to the implementation of more lead marketing in the year ended September 30, 2018, particularly through social media channels.

Franchisee marketing of $223,000 was paid out of the marketing fund using funds collected from franchisees as per the terms of their franchise agreements. These funds were collected and remitted for the cost of national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these revenues on a gross revenue basis on its statement of operations. Any unused funds at the end of the period are recorded on the balance sheet as accrued marketing fees.

Prior to adoption of FASB ASC 606, these collections and expenses were all recorded on the balance sheet, therefore, Franchise marketing expense at September 30, 2018 was $0 on the statement of operations in the prior year.

The Company paid professional, legal and consulting fees for the fiscal years ended September 30, 2019 and 2018 of approximately $540,000 and $598,000, respectively, a decrease of approximately $58,000, or 10%.

The decrease in professional, legal & consulting fees is primarily due to the elevated level of professional fees in the prior year. The professional fees in fiscal year 2018 were due predominantly to SEC related matters, franchise regulatory matters and corporate governance matters that resulted from the prior management’s decisions.

 In light of the substantial drop in royalty revenues that we expect for 2020 as a result of the Covid-19 pandemic, we are actively considering various cost reduction measures, including reductions in general and administrative expenses, suspension of franchise marketing, and reductions in legal and professional fees in order to align our expenses with our expected revenues during the disruption caused by the Covid-19 pandemic. There is no assurance that we will be able to reduce our expenses to the same extent that our revenues are impacted by the pandemic, with the result that we may report of loss from operations until the disruptions caused by the Covid-19 pandemic have abated.

The Company recorded an additional reserve for both notes receivable and accounts receivable during the year ended September 30, 2018 due to the slowdown and issues in collections for both types of receivables. During the year ended September 30, 2019 several receivables deemed uncollectible in the prior year were collected causing a credit to bad debt expense.

Liquidity and Capital Resources

During the current year, the Company had net income of approximately $2,000,000 and has sufficient cash on hand to cover expenses for the next 12 months.

We had cash flows provided by operating activities of approximately $398,000 for the year ended September 30, 2019 compared to cash flows used in operating activities of approximately $26,000 for the year ended September 30, 2018. The increase in cash flows provided by operating activities for the year ended September 30, 2019 compared to the year ended September 30, 2018 relates primarily to the increase in net income.

We had cash flows provided by investing activities of approximately $39,000 for the year ended September 30, 2019 compared to cash flows used in investing activities of approximately $203,000 for the year ended September 30, 2018. The increase in cash flows provided investing activities was primarily due to the sale of assets held for sale during the year ended September 30, 2019.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the fiscal years ended September 30, 2019 and 2018, the Company purchased property and equipment totaling approximately $118,000 and $193,000, respectively, and no intangible property.

The Company has currently temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 and 2019 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

Contractual Obligations

The Company entered into a Business Lease with Village Square at Palencia in July 2014, to lease unit 114 located at 701 Market Street, St. Augustine, Florida. The contract period began July 1, 2014 and ended June 15, 2019, upon which time, the Company relocated all of its physical operations to Boise, Idaho and signed a month-to-month lease agreement until October 2019 when the Company signed a 21 month lease for office space at 5995 W State Street Suite B, Garden City, ID 83703. The monthly lease amount is $833.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Related Party Transactions

In December 2017, the Company granted a total of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The warrants had an exercise price of $0.14 per share and expired five years from the date of grant. These warrants were valued using the Black Scholes method. The fair value of the warrants on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the year ended September 30, 2018. These warrants were exercised in September 2019 for 14,286 shares of common stock. The Company agreed to waive the $2,000 exercise price owed in total from these warrant holders, therefore this exercise was done on a cashless basis.

Effective September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow will receive a severance payment of $30,000 pursuant to the terms of a Severance Agreement. In connection with the obligations of his former employment agreement, the Company issued an aggregate of 566,176 shares of Common Stock to Mr. Furlow. See Note 7.

 Bart Mitchell entered into an Employment Agreement with the Company as of October 1, 2019 for the term of one year. In addition to cash compensation, he will receive stock grants valued at lesser of $15,000 or 200,000 Shares of Common Stock on the last day of the completed year of employment. Mr. Mitchell continued to serve as a member of the Board of Directors of the Company, but no longer served as the Company’s Chief Financial Officer. On September 30, 2019, the Company approved the issuance of 166,667 shares to Mr. Mitchell as per his CFO agreement for compensation earned during the year ended September 30, 2019. See Note 7.

On September 27, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company approved the issuance of (i) 99,362, (ii) 272,472, (iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively as well as a total of cash payments of $85,041. See Note 7.

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

Revenue Recognition

The Company generates almost all of its revenue from contracts with customers. The Company’s franchise agreements enter the parties into a contractual agreement, typically over a ten years term, and include performance obligations as follows: protected territory designation, access to proprietary manuals and handbooks, initial training and on-going assistance, consulting, promotion of goodwill, administration of marketing fund, marketing and promotion items, initial marketing program development assistance, company website access, Franchise Management Tool access, lessons and model plans, project kits, Duplo bricks, frames stop motion animation software, and use of the franchisor’s intellectual property (IP) (e.g., trade name – Bricks for Kidz). Upon entering into a franchise agreement, the Company charges an initial franchise fee, which is fully collectible and nonrefundable as of the date of the signing of the franchise agreement. Further, because the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training.

Per the terms of the franchise agreements, the Company charges for royalty fees on a monthly basis, generally set at a fixed amount, but in some cases are based on a percentage of franchisee’s monthly gross revenues. The Company also charges fees for a marketing fund, generally based on 2% of franchisee’s monthly gross revenues, which is managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. Lastly, the Company charges for technology fees on a monthly basis, generally at a fixed amount, for the use of the company Franchise Management tool as well as company emails, etc.

The Company adopted the new revenue standard (ASC 606) on October 1, 2018 for contracts with remaining performance obligations as of October 1, 2018. The Company elected to apply the new standard retrospectively with an adjustment to the opening balance of retained earnings, therefore comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods, specifically under ASC 605.

For the year ended September 30, 2018, under ASC 605, the Company recognized revenue on an accrual basis after services were performed under contract terms and in accordance with regulatory requirements, the service price to the client was fixed or determinable, and collectability was reasonably assured. Accordingly, initial franchise fees were not recognized as revenue until initial training was completed and when substantially all of the services required by the franchise agreement were fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Further, royalties and technology fees were recognized as earned on a monthly basis. Lastly, the Company recorded marketing funds collected as a liability on the balance sheet with expenses pertaining to the marketing fund reducing the liability account, thus no income statement impact. At September 30, 2018 the Company had no unearned revenue for franchise fees collected but not yet earned per their ASC 605 revenue recognition policy.

Effective October 1, 2018 the Company began recognizing revenue under ASC 606. The Company considers initial franchise fees to be a part of the license of symbolic intellectual property (“IP”), therefore the performance obligation related to these fees is satisfied over time as the Company fulfills its promise to grant the customer rights to use, and benefit from, the Company’s IP, as well as support and maintain the IP. The initial franchise fee, then, is recorded as deferred revenue at inception and recognized on a straight-line basis over the contract term.

In accordance with ASC 606-10-55-65, the Company has determined that the royalty fees, marketing fees, and technology fees are subject to a sales and usage-based royalties’ constraint on licenses of IP. Accordingly, these fees are recognized as revenue at the later of when the sales or usage occurs or the related performance obligation is satisfied. Technology fees are recorded net of processing fees. Marketing fees are limited to marketing amounts expensed; therefore, the Company will recognize amounts received in excess of amounts spent on the balance sheet in the accrued marketing fund liability.

The Company collects transfer fees when contracts are transferred between parties and accounts for the transfer as a contract modification under ASC 606. Because the transfer does not increase the scope of the contract or promise any additional goods or services and there are no new distinct services that will be provided after the transfer the Company considers the transfer fee part of the existing contract. Transfer fees, then, are recorded as deferred revenue at inception and recognized on a straight-line basis over the remaining contract term.

When contracts are terminated due to default, or in conjunction with an early termination agreement, the Company accounts for the early termination as a contract modification under ASC 606. Because the termination eliminates any future performance obligations of the Company any deferred revenue associated with the terminated contract is recognized into revenue at the time of termination, along with any early termination fees, in the initial franchise fee line on the Company’s Statement of Operations.

The Company generates revenue from sales of merchandise where the performance obligation is met, and therefore revenue recognized, upon the delivery of merchandise to the customer.

Allowance for Doubtful Accounts — Methodology

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2019 and 2018 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2019 and 2018 the balance in the allowance for doubtful accounts was approximately $663,000 and $938,000, respectively.

Notes Receivable

ASC 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs , allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2019 and 2018 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $91,000, respectively.

Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets

The Company’s long-lived assets currently consist of property and equipment, and prior to the year ended September 30, 2018 included intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates of asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During fiscal year 2018, the Company recognized an Impairment Loss on long-lived assets relating to concepts and trademarks for SF LLC. The Company abandoned the revenue stream for Sew Fun Studios, for which the previously recorded intangible assets were intended to provide future economic value, and therefore determined that the intangible assets were fully impaired as of September 30, 2018. $23,200 was recorded as an impairment loss in the operating expenses on the Consolidated Statements of Operations for the year ended September 30, 2018.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2019 and 2018, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2019 and 2018, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2016 and forward by the U.S. Internal Revenue Service, and the years 2015 and forward for various states.

Share-based compensation

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter in the fiscal year ending September 30, 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective October 2, 2019, the Audit Committee of the Board of Directors of Creative Learning Corporation (the “Company”) approved the engagement of MAC Accounting Group LLP (“MAC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2019, and dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. The change in the Company’s independent registered public accounting firm was made to reduce the fees payable by the Company in connection with the audit of its financial statements for the fiscal year ending September 30, 2019.

Marcum’s audit report on the Company’s consolidated financial statements as of and for the fiscal year ended September 30, 2018 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, other than to include an explanatory paragraph regarding substantial doubt as to the Company’s ability to continue as a going concern.

During the fiscal year ended September 30, 2018, and the subsequent interim periods through October 2, 2019, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference thereto in their report on the financial statements for such year.

During the fiscal years ended September 30, 2018 and September 30, 2017, and the subsequent interim periods through October 2, 2019, neither the Company nor anyone acting on its behalf has consulted with MAC regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or the effectiveness of internal control over financial reporting, and neither a written report or oral advice was provided to the Company that MAC concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2019. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2019, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2019 due to the following identified material weaknesses:

-	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2019 are fairly stated, in all material respects, in accordance with GAAP.

Changes In Internal Control Over Financial Reporting

During the fourth quarter of 2019, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Management, including our CEO and CAO, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are no resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at March 25, 2020, are listed in the following table:

Name	Age	Title
Bart Mitchell	47	Chief Executive Officer
Robert Boyd	63	Chief Accounting Officer
Gary Herman	54	Director
JoyAnn Kenny-Charlton	42	Director
Christopher Rego	50	Director
Rod Whiton	50	Director

Bart Mitchell became a de facto director of the Company in July 2017, formally effectuated in August of 2017, and was appointed to be the Chief Operating Officer/Chief Financial Officer on October 15, 2018. Since September 2019, Mr. Mitchell has served as Chief Executive Officer of the Company. Mr. Mitchell, is a founding member and partner of Greenbrier Academy for Girls (“GBA”), a residential therapeutic boarding school. He served as the Chief Operating Officer and Chief Financial Officer from June 2007 through August 2016, successfully navigating the company through startup and establishing it as a thought leader and premier academy in its highly competitive niche. Prior to his time at GBA, Mr. Mitchell was an officer and managing member of TAS Development, LLC from 2005 until 2007. From 2002 until 2005, he was department director for the Alldredge Academy. Previously, Mr. Mitchell served as a manager for Xlear Inc., from 2000 until 2002. He also is the owner and creator of Escape Game Coeur d’Alene, which provides live interactive adventure games focused on cooperative teamwork to solve puzzles and accomplish tasks to escape a themed game space. Mr. Mitchell holds degrees in philosophy from Brigham Young University and English from Dixie State University. Mr. Mitchell’s experience with both the financial and operations of GBA, including working with a curriculum team to provide flexible, engaging academics, give him unique and valuable insights that will prove to be an asset for the Company.

Robert Boyd was appointed Chief Accounting Office on October 1, 2019. He started and operated Express Service for 18 years which serviced over 2,000 restaurants, hotels, and health care facilities in five Rocky Mountain States. This involved sales, logistics, financial & operational challenges. After selling his business in 2011 he started and currently operates Benchmark Bookkeeping which works with over 200 businesses in the Northwest U.S. This involves all levels of financial and operational duties with the owners and employees of each business. He owns and leases several warehouses in Boise, Idaho. Mr. Boyd has a degree from Brigham Young University in Business & Finance and teaches Quickbooks Certification courses in the Boise, Idaho area.

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

JoyAnn Kenny-Charlton has served as a director of the Company since July 2015. Ms. Kenny-Charlton is an attorney with Fisher Zucker LLC. Ms. Kenny-Charlton concentrates her practice in commercial transactions, general corporate, and franchise, licensing and distribution law. Ms. Kenny-Charlton is a member of the International Franchise Association and has been repeatedly named a “Legal Eagle” by the Franchise Times for her work in the field of franchise law. Ms. Kenny-Charlton is a graduate of Villanova University School of Law and holds a B.A. from Villanova University.

Christopher Rego became a director in February 2020, at which time he also became chief executive officer of BFK Franchise Company, LLC (“BFK”), our principal operating subsidiary. At the earlier to occur of March 31, 2020 or when the Company files its Form 10-K for the year ended September 30, 2019 and its Form 10-Q for the period ended December 31, 2019, Mr. Rego will become Chief Executive Officer of Creative Learning Corporation. Mr. Rego has over 20 years of software quality development experience building complex enterprise applications with high-performance requirements in the business-to-business, software-as-a-service, and consumer advertising industries. Mr. Rego is an accomplished corporate strategist and drives the vision and strategic direction of his software company, Teknowland, Inc., and his STREAM education company, Bricknowland, Inc. Mr. Rego has assembled a dedicated team of engineers that focuses on building STREAM education that includes AR/VR learning technology, drones, artificial intelligent education, 3-D printing, coding, and more. Mr. Rego has been the CEO of Teknowland, Inc. since 2013, and the founder and managing partner of Bricknowland, Inc., since 2015. From March 2014 until April 2016, Mr. Rego was Quality Assurance Consulting/Manager at Tibco Software. Mr. Rego has also held various management and architect roles to contribute to the success of rapidly growing technology companies such as Oracle, Yahoo!, Tapjoy, and Intuit. Mr. Rego has been a Bricks 4 Kidz franchisee since November 2013. Mr. Rego earned a Bachelor of Science degree from Andhra Loyola College in Andhra Pradesh India and an MBA in Marketing and Finance from Acharya Nagarjuna University Andhra Pradesh, India.

Rod Whiton became a director in February 2020. Mr. Whiton has over 20 years of experience managing public and private investments. His experience focuses largely on early stage and turnaround operations in franchising, technology, biometrics, manufacturing, and payment processing. In addition, Mr. Whiton was an early investor in the Company and has served as its Interim CEO from July 22, 2015 to May 11, 2017. He has owned and managed a successful private cosmetics company for over 10 years. From October 2016 to the present, Mr. Whiton has been managing member of Trew Pharma LLC, which manufactures, markets, and distributes beauty products, and from January 2019 to the present has been CEO of Smart Tires USA LLC, a franchise company that provides a rent-to-own program for tires. Mr. Whiton does not have a formal college degree. On May 16, 2002, the National Association of Securities Dealers, Inc. entered an order barring Mr. Whiton from association with any NASD member in any capacity as a result of his failure to respond to a request for information.

None of the directors and executive officers share any familial relationship with any other executive officers or key employees.

None of the directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Item 401(f).

Director Nomination Process

Our Board is responsible for overseeing the selection of persons to be nominated to serve on our Board, and has not formed a separate nominating committee. The Board believes that nominating decisions are best determined by the entire board in light of a recent proxy solicitation effort by certain shareholders to make changes to the board’s composition. The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Board considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

The Board nomination process is designed to ensure that the Board fulfills its responsibility to recommend candidates who are properly qualified to serve the Company for the benefit of all of its stockholders, consistent with the standards established by the Board under our corporate governance principles. The Board received one director nominee recommendation from stockholders for the 2020 Annual Meeting, which was Mark David Shaw (a shareholder who nominated himself).

Audit Committee Functions

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. The Audit Committee met four times in fiscal 2019. The only member of the Audit Committee is Gary Herman. The Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties.

Audit Committee Financial Expert

The Board has determined that Mr. Herman is an “audit committee financial expert” within the meaning of SEC rules.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report, and posted on the Company’s website, www.creativelearning.com. In addition, the Company will provide a copy of the Code of Ethics to any shareholder who submits a written request in writing to our chief executive officer at Creative Learning Corp., P.O. Box 4502, Boise, Idaho 83711; e-mail: bmitchell@creativelearningcorp.com.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended September 30, 2019, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

● Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton failed to file a Form 4 reporting the Board’s approval of the issuance of 272,472, 112,739 and 272,472 shares of common stock to them for board services on September 30, 2019;

● Gary Herman failed to file a Form 4 reporting the issuance of 7,143 shares of common stock to him from the exercise of a warrant;

● Blake Furlow filed a late Form 4 reporting the issuance of 566,176 shares of common stock to him for his services as an officer and the issuance of 7,143 shares of common stock to him as a result of the exercise of a warrant. Mr. Furlow failed to file a Form 4 reporting the Board’s approval of the issuance of 99,362 shares to him for board services on September 30, 2019, which shares were issued in January 2020.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2019 and 2018 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2019, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2019 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2019.

Based on our compensation for the fiscal year ended September 30, 2019, Blake Furlow and Bart Mitchell constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

The following table shows the compensation paid or accrued to the Company’s named executive officers during the fiscal years ended September 30, 2019 and 2018.

			Stock	All Other
	Fiscal	Cash Compensation	Compensation	Compensation
Name and Principal Position	Year	(1)	(2)	(3)	Total
Blake Furlow(4)	2019	$182,188	$40,962	$45,375	$268,525
CEO	2018	$20,942	$-	$-	$20,942

Bart Mitchell (5)	2019	$125,000	$16,764	$10,416	$152,180
CFO and COO	2018	$-	$-	$-	$-

1)	This amount is the dollar value of base salary earned.

2)	Includes 566,176 shares issuable to Mr. Furlow as a bonus under his employment agreement valued at $35,000 as well as 166,667 shares issuable to Mr. Mitchell as a bonus under his employment agreement valued at $10,000. Also includes board compensation earned during the year ended September 30, 2019 by Blake Furlow in the total amount of $5,962 and by Bart Mitchell in the total amount of $6,764.

3)	Includes severance earned by Blake Furlow during the year ended September 30, 2019 in the amount of $30,000. Also includes a $1,000 warrant exercise price that was waived during the year for Blake Furlow. Includes cash amounts of board compensation earned by both Blake Furlow and Bart Mitchell in the amounts of $14,375 and $10,416, respectively.

4)	Blake Furlow acted as our CEO from August 15, 2018 to September 30, 2019, when he resigned.

5)	Bart Mitchell acted as our CFO and COO from October 15, 2018 to September 30, 2019.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2019.

Employment Agreements

We have entered into an employment agreement with Bart Mitchell, our current chief executive officer, dated October 16, 2018. Under the employment agreement, Mr. Mitchell is to be employed as our chief financial officer and chief operating officer, is entitled to cash compensation of $125,000 per year, and is entitled to a grant of restricted stock with a value of $10,000 on the last day of each completed year of employment. Mr. Mitchell is also entitled to discretionary bonuses on an annual basis, and the right to participate in medical and dental coverage, a 401K plan and any other benefits offered to employees of the Company. Effective October 1, 2019, Mr. Mitchell was appointed Chief Executive Officer of the Company.

Potential Payments upon Termination or Change in Control

Under our employment agreement with Mr. Mitchell, our current chief executive officer, Mr. Mitchell is entitled to terminate his agreement upon a change of control, in which event he is entitled to severance equal to three months’ base salary, and any stock options or stock grants for the quarter in which the change of control occurs as well as the following three quarters. A change of control is defined as any change in the members of the board of directors amounting to a change in the majority of seats on the board. In addition, if the Company is taken private, Mr. Mitchell is entitled to an acceleration of the annual stock grant to which is entitled.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended September 30, 2019.

Name	Fees Earned or Paid in Cash ($)(1)(3)	Restricted Stock Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gary Herman	$19,000	$16,348	—	—	—	$35,348
JoyAnn Kenny-Charlton	$10,000	$16,348	—	—	—	$26,348

(1)	Mr. Herman and Ms. Kenny-Charlton earned $19,000 and $10,000 of cash compensation for board services in fiscal 2019, which was paid following the end of the fiscal year.
(2)	During fiscal 2019, Mr. Herman and Ms. Kenny-Charlton received restricted stock awards of 272,472 shares each for their service on the board for the fiscal years 2017, 2018 and 2019.
(3)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of September 30, 2019
JoyAnn Kenny-Charlton	216,000

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note (1) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Share-Based Compensation” included in the Form 10-K for the 2019 fiscal year.

Our Board has approved a compensation policy for our directors under which we pay our directors who are not also officers total compensation of $20,000 per year, consisting of $10,000 cash and common shares with a value of $10,000 based on the average 30 day trailing closing price of the common stock as the last day of each fiscal year. In addition, the chairman of the Board receives additional compensation of $5,000 per year, and the Audit Committee chairman receives additional compensation of $9,000 per year.

We also reimburse our directors for reasonable travel and other related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 25, 2020, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days after March 25, 2020 through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
5% Beneficial Owners:
Blake Furlow (2) 2110 N. Westgate Drive Boise, ID 83704	3,101,239	22.8%
Michelle Cote (3) 1600 San Carlos St. St. Augustine, FL 32080	1,420,000	10.4%
Named Executive Officers, Directors, and Nominees:
JoyAnn Kenny-Charlton (4) (8)	524,186	3.8%
Mark David Shaw 11542 Davis Creek Court Jacksonville, FL 32256	516,000	3.8%
Rod Whiton (5) (8)	499,035	3.7%
Christopher Rego (6) (8)	362,750	2.7%
Gary Herman (7) (8)	315,329	2.3%
Bart Mitchell (8)	279,406	2.1%
John Simento (8) (9)	--	--%
R. Gary Zell, II (8) (9)	--	--%
All Officers and Directors as a Group	1,980,706	14.3%

(1)	Based upon 13,613,430 shares of Common Stock issued and outstanding as of March 25, 2020.

(2)	Includes 51,029 shares owned by Mr. Furlow's spouse.

(3)	All shares held by Cote Trading, LLC, an entity controlled by Ms. Cote.

(4)	Includes 216,000 shares issuable pursuant to warrants held by Ms. Kenny-Charlton which are immediately exercisable.

(5)	Includes 6,067 shares held in UTMA accounts for Mr. Whiton's children, over which Mr. Whiton has voting and dispositive power.

(6)	All shares are owned in joint tenancy with the spouse.

(7)	All shares held by GH Ventures, LLC, an entity managed by Mr. Herman.

(8)	The address for the shareholder is c/o Creative Learning Corp., P.O. Box 4502, Boise, Idaho 83711.

(9)	A pending nominee to the board of directors.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2019 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders
May 2017 Options Grants	1,764,000	0.30	—
September 2017 Options Grants	118,793	0.18	—
March 2019 Options Grants	294,778	0.17	—
Total	2,177,571	—	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

In December 2017, the Company entered into two standby letters of credit in the amount of $50,000 each with Blake Furlow and Gary Herman. At the time, Mr. Furlow was our chief executive officer and a director, and Mr. Herman was a director. As compensation, Messrs. Furlow and Herman each received 7,143 warrants to purchase our common stock, which were warrants valued at $1,000 each. The Company did not draw any funds under the letters of credit, and the letters of credit have been terminated.

Director Independence

Our current Board consists of Gary Herman, JoyAnn Kenny-Charlton, Christopher Rego and Rod Whiton. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director at any time in the past three years (a) was employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) was, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) was, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) was, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have three independent directors: Gary Herman, JoyAnn Kenny-Charlton and Christopher Rego.[RM1]

The Board has established three standing committees: the Audit Committee, the Compensation Committee and the Executive Committee. The Board does not have a nominating committee. From time to time, the Board may also create various ad hoc committees for special purposes. The current membership of each of the Audit, Compensation, and Executive Committees are described below. The board has determined that all of the members of each of the Audit, Compensation, and Executive Committees are independent as defined under the rules of the NASDAQ, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The following chart sets forth the directors who currently serve as members of each of the Board committee as of the date of this annual report.

Directors	Audit Committee	Compensation Committee	Executive Committee
Gary Herman	C	X	X
JoyAnn Kenny-Charlton		X	X
Rod Whiton
Christopher Rego

_______________________

* Chairman of the Board

“C” Denotes member and chair of committee

“X” Denotes member

Item 14. Principal Accountant Fees and Services.

On September 14, 2018, Marcum LLP was engaged as the Company’s independent registered public accountants for the year ended September 30, 2018.

Effective October 2, 2019, the Audit Committee of the Board of Directors of Creative Learning Corporation (the “Company”) approved the engagement of MAC Accounting Group LLP (“MAC”) as the Company’s independent registered public accounting firm for the Company’s fiscal year ending September 30, 2019, and dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2019	Fiscal Year 2018
Audit Fees (1)	$60,000	$94,000
Audit-Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--

Total Fees	$60,000	$94,000

__________

(1)

Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories.

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports.

Pre-Approval Policy and Procedures

Our Audit Committee has adopted policies and procedures which set forth the manner in which the Audit Committee will review and approve all services to be provided by the independent auditor before the auditor is retained to provide such services. The policy requires Audit Committee pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The Audit Committee also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the Audit Committee.

All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the Audit Committee. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the Audit Committee.

Our chief financial officer reports quarterly to the Audit Committee on the status of pre-approved services, including projected fees. All of the services reflected in the above table were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements:

●	Reports of Independent Registered Public Accounting Firms;

●	Consolidated Balance Sheets as of September 30, 2019 and September 30, 2018;

●	Consolidated Statements of Operations for the years ended September 30, 2019 and September 30, 2018;

●	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended September 30, 2019 and September 30, 2018.

●	Consolidated Statements of Cash Flows for the years ended September 30, 2019 and September 30, 2018;

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE LEARNING CORPORATION

By:	/s/ Bart Mitchell
Bart Mitchell Chief Executive Officer

Date: April 1, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bart Mitchell and Robert Boyd jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Bart Mitchell	Chief Executive Officer (Principal Executive Officer)	April 1, 2020
Bart Mitchell

/s/ Robert Boyd	Chief Accounting Officer (Principal Financial and Accounting Officer)	April 1, 2020
Robert Boyd

/s/ Gary Herman	Director	April 1, 2020
Gary Herman

/s/ JoyAnn Kenny-Charlton	Director	April 1, 2020
JoyAnn Kenny-Charlton

/s/ Christopher Rego	Director	April 1, 2020
Christopher Rego

/s/ Rod Whiton	Director	April 1, 2020
Rod Whiton

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.3	Amended and Restated Bylaws dated December 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2019).

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

10.2	Settlement Agreement dated February 5, 2020 by and among Creative Learning Corporation, Bart Mitchell, Gary Herman, JoyAnn Kenny-Charlton, Christopher Rego, Rod Whiton, John Simento and R. Gary Zell, II (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 4, 2020).

10.3	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated September 30, 2019).

10.4	Employment Agreement dated October 1, 2019 between the Company and Bart Mitchell (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K dated September 30, 2019).

10.5	Employment Agreement dated October 1, 2019 between the Company and Robert Boyd (incorporated by reference to Exhibit 99.3 to the Current Report on Form 8-K dated September 30, 2019).

10.6	Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 17, 2018, Registration No. 333-226921).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015)

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Accounting Officer.[RM1]

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

 To the Stockholders and the Board of Directors of Creative Learning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation and its subsidiaries (the Company) as of September 30, 2019, the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Pronouncement

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for revenue recognition in 2019 due to the adoption of Accounting Standards Codification 606.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2019.

Midvale, Utah

April 1, 2020

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

Marcum llp

We have served as the Company’s auditor from 2018 to 2019.

West Palm Beach, FL
September 4, 2019

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	September 30,	September 30,
	2019	2018
Assets
Current Assets:
Cash	$522,071	$80,693
Restricted Cash (marketing fund)	17,950	22,505
Accounts receivable, less allowance for doubtful
accounts of approximately $663,000 and $938,000, respectively	279,109	194,835
Prepaid commission expense	235,129	—
Prepaid expense	7,867	29,725
Assets held for sale	—	43,178
Notes receivables - current portion, less allowance for doubtful
accounts of approximately $91,000 and $91,000, respectively	3,000	11,955
Total Current Assets	1,065,126	382,891

Prepaid commission expense- net of current portion	773,062	—
Notes receivables - net of current portion	—	3,045
Property and equipment, net of accumulated depreciation
of approximately $383,000 and $273,000, respectively	323,789	357,930
Deposits	—	1,425
Total Assets	$2,161,977	$745,291

Liabilities and Stockholders' Equity ( Deficit)
Current Liabilities:
Accounts payable	$107,697	$161,011
Deferred revenue	986,039	—
Accrued liabilities	125,720	14,605
Accrued marketing fund	—	97,334
Total Current Liabilities	1,219,456	272,950

Deferred revenue - net of current portion	3,382,107	—
Total Liabilities	4,601,563	272,950

Commitments and Contingencies (Note 10)	—	—

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized
13,607,102 shares issued and 13,542,002 shares outstanding as of September 30, 2019
12,075,875 shares issued and 12,010,775 shares outstanding as of September 30, 2018	1,360	1,207
Additional paid in capital	2,987,554	2,897,285
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(5,393,874)	(2,391,525)
Total Stockholders' Equity (Deficit)	(2,439,586)	472,341
Total Liabilities and Stockholders' Equity (Deficit)	$2,161,977	$745,291

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Operations

	For the Fiscal Years Ended September 30,
	2019	2018

REVENUES
Royalties fees	$1,695,788	$2,207,442
Initial franchise fees	2,479,921	191,503
Marketing fund revenue	222,653	—
Technology fees	118,504	—
Merchandise sales	1,098	17,781
TOTAL REVENUES	4,517,964	2,416,726

COST OF GOODS SOLD	272	6,662
GROSS PROFIT	4,517,692	2,410,064

OPERATING EXPENSES
Salaries, payroll taxes and stock-based compensation	884,715	695,884
Professional, legal and consulting fees	540,196	598,237
Bad debt expense	(67,018)	732,590
Other general and administrative expenses	206,628	391,923
Franchise commissions	605,620	50,699
Franchise training and expenses	14,880	46,567
Depreciation	115,627	51,607
General Advertising	21,013	30,323
Franchisee marketing fund expense	222,653	—
Impairment expense	—	23,200
Office expense	19,535	4,114
TOTAL OPERATING EXPENSES	2,563,849	2,625,144

OPERATING INCOME (LOSS)	1,953,843	(215,080)

OTHER INCOME (EXPENSE)	63,497	(3,753)

INCOME (LOSS) BEFORE INCOME TAXES	2,017,340	(218,833)

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$2,017,340	$(218,833)

NET INCOME (LOSS) PER SHARE
Basic and diluted	$0.17	$(0.02)
Basic and diluted weighted average number of common
shares outstanding	12,043,558	12,010,775

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statement of Changes in Stockholders' Equity (Deficit)

	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity(Deficit)
Balance October 1, 2017	(65,100)	$(34,626)	12,075,875	$1,207	$2,895,285	$(2,172,692)	$689,174

Stock-based compensation	—	—	—	—	2,000	—	2,000

Net loss	—	—	—	—	—	(218,833)	(218,833)

Balance September 30, 2018	(65,100)	(34,626)	12,075,875	1,207	2,897,285	(2,391,525)	472,341

Stock based compensation			1,531,227	153	90,269	—	90,422

Adoption of ASC 606	—	—	—	—	—	(5,019,689)	(5,019,689)

Net income	—	—	—	—	—	2,017,340	2,017,340

Balance, September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,393,874)	$(2,439,586)

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION
Consolidated Statements of Cash Flows

	For the Fiscal Years ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net Income/(Loss)	$ 2,017,340	$ (218,833)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	115,627	51,607
Gain on sale of assets held for sale	(65,257)	-
Bad debt expense	(67,018)	732,590
Stock based compensation	90,422	2,000
Impairment loss on intangible assets	-	23,300
Changes in operating assets and liabilities:
Accounts receivable	(17,256)	(513,107)
Prepaid expenses	21,858	72,420
Prepaid commission expense	599,992	-
Deposits	1,425	13,628
Accounts payable	(53,314)	(15,818)
Accrued liabilities	111,115	(139,072)
Deferred revenue	(2,259,726)	-
Accrued marketing fund	(97,334)	(34,575)
Net cash provided by (used in) operating activities	397,874	(25,860)

Cash flows from investing activities:
Acquisition of property and equipment	(118,838)	(192,621)
Sale of assets held for sale	145,787
(Issuance)/Collection of Notes receivable	12,000	(10,608)
Net cash provided by (used in) investing activities	38,949	(203,229)

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-
Net change in cash, cash equivalents and restricted cash	436,823	(229,089)
Cash, cash equivalents and restricted cash at beginning of period	103,198	332,287
Cash, cash equivalents and restricted cash at end of period	$ 540,021	$ 103,198

Noncash financing activity:
Financed Insurance	$ -	$ 28,808

Noncash activity related to FASB ASC 606	5,019,689	$ -

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2019 and 2018

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

CLC and its wholly owned subsidiaries BFK, BFKD, and SF LLC are hereinafter referred to collectively as the "Company".

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

Cash, Restricted Cash, and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company records restricted cash for marketing funds collected from the franchisees in excess of amounts spent for marketing. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected by the Company and held to be spent on the promotion of the brand (see Note 8).

Amounts recorded as cash, cash equivalents, and restricted cash in the statement of cash flows is as follows:

	September 30,
	2019	2018
Cash	$522,071	$80,693
Cash Equivalents	—	—
Restricted Cash	17,950	22,505
Total	$540,021	$103,198

The Company maintains cash balances which at times exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits. The Company had approximately $241,000 of cash in excess of the federally insured limit at September 30, 2019 as compared to $0 at September 30, 2018.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2019 and 2018 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2019 and 2018 the balance in the allowance for doubtful accounts was approximately $663,000 and $938,000, respectively.

Notes Receivable

Accounting Standards Codification (“ASC”) 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs, allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2019 and 2018 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $91,000, respectively.

Long-Lived Assets

The Company’s long-lived assets currently consist of property and equipment, and prior to the year ended September 30, 2018 included intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates of asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

During fiscal year 2018, the Company recognized an Impairment Loss on long-lived assets relating to concepts and trademarks for SF LLC. The Company abandoned the revenue stream for Sew Fun Studios, for which the previously recorded intangible assets were intended to provide future economic value, and therefore determined that the intangible assets were fully impaired as of September 30, 2018. $23,200 was recorded as an impairment loss in the operating expenses on the Consolidated Statements of Operations for the year ended September 30, 2018.

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

Treasury stock

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

Revenue Recognition

The Company generates almost all of its revenue from contracts with customers. The Company’s franchise agreements enter the parties into a contractual agreement, typically over a ten years term, and include performance obligations as follows: protected territory designation, access to proprietary manuals and handbooks, initial training and on-going assistance, consulting, promotion of goodwill, administration of marketing fund, marketing and promotion items, initial marketing program development assistance, company website access, Franchise Management Tool access, lessons and model plans, project kits, Duplo bricks, frames stop motion animation software, and use of the franchisor’s intellectual property (IP) (e.g., trade name – Bricks for Kidz). Upon entering into a franchise agreement, the Company charges an initial franchise fee, which is fully collectible and nonrefundable as of the date of the signing of the franchise agreement. Further, because the Company’s franchises are primarily a mobile concept and do not require finding locations or construction, the franchisees can begin operations as soon as they complete training.

Per the terms of the franchise agreements, the Company charges for royalty fees on a monthly basis, generally set at a fixed amount, but in some cases are based on a percentage of franchisee’s monthly gross revenues. The Company also charges fees for a marketing fund, generally based on 2% of franchisee’s monthly gross revenues, which is managed by the Company, to allocate towards national branding of the Company’s concepts to benefit the franchisees. Lastly, the Company charges for technology fees on a monthly basis, generally at a fixed amount, for the use of the company Franchise Management tool as well as company emails, etc.

The Company adopted the new revenue standard (ASC 606) on October 1, 2018 for contracts with remaining performance obligations as of October 1, 2018. The Company elected to apply the new standard retrospectively with an adjustment to the opening balance of retained earnings, therefore comparative information from prior year periods has not been adjusted and continue to be reported under the accounting standards in effect for those periods, specifically under ASC 605.

For the year ended September 30, 2018, under ASC 605, the Company recognized revenue on an accrual basis after services were performed under contract terms and in accordance with regulatory requirements, the service price to the client was fixed or determinable, and collectability was reasonably assured. Accordingly, initial franchise fees were not recognized as revenue until initial training was completed and when substantially all of the services required by the franchise agreement were fulfilled by the Company in accordance with ASC Topic 952-605 Revenue Recognition-Franchisor. Further, royalties and technology fees were recognized as earned on a monthly basis. Lastly, the Company recorded marketing funds collected as a liability on the balance sheet with expenses pertaining to the marketing fund reducing the liability account, thus no income statement impact. At September 30, 2018 the Company had no unearned revenue for franchise fees collected but not yet earned per their ASC 605 revenue recognition policy.

Effective October 1, 2018 the Company began recognizing revenue under ASC 606. The Company considers initial franchise fees to be a part of the license of symbolic intellectual property (“IP”), therefore the performance obligation related to these fees is satisfied over time as the Company fulfills its promise to grant the customer rights to use, and benefit from, the Company’s IP, as well as support and maintain the IP. The initial franchise fee, then, is recorded as deferred revenue at inception and recognized on a straight-line basis over the contract term.

In accordance with ASC 606-10-55-65, the Company has determined that the royalty fees, marketing fees, and technology fees are subject to a sales and usage-based royalties’ constraint on licenses of IP. Accordingly, these fees are recognized as revenue at the later of when the sales or usage occurs or the related performance obligation is satisfied. Technology fees are recorded net of processing fees. Marketing fees are limited to marketing amounts expensed; therefore, the Company will recognize amounts received in excess of amounts spent on the balance sheet in the accrued marketing fund liability.

The Company collects transfer fees when contracts are transferred between parties and accounts for the transfer as a contract modification under ASC 606. Because the transfer does not increase the scope of the contract or promise any additional goods or services and there are no new distinct services that will be provided after the transfer the Company considers the transfer fee part of the existing contract. Transfer fees, then, are recorded as deferred revenue at inception and recognized on a straight-line basis over the remaining contract term.

When contracts are terminated due to default, or in conjunction with an early termination agreement, the Company accounts for the early termination as a contract modification under ASC 606. Because the termination eliminates any future performance obligations of the Company any deferred revenue associated with the terminated contract is recognized into revenue at the time of termination, along with any early termination fees, in the initial franchise fee line on the Company’s Statement of Operations.

The Company generates revenue from sales of merchandise where the performance obligation is met, and therefore revenue recognized, upon the delivery of merchandise to the customer.

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the year ended September 30, 2019 the activity in the deferred revenue account was as follows:

Balance, September 30, 2018	$	---
Deferred revenue recognized upon adoption of ASC 606		6,627,872
Initial franchise fees collected		220,195
Revenue recognized into revenue		(2,479,921)
Balance, September 30, 2019		4,368,146
Current portion		(986,039)
Deferred revenue, net of current portion		$3,382,107

Prior to September 30, 2018 the Company had no activity in its deferred revenue account.

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019 were as follows:

Year ended September 30, 2020	$986,039
Year ended September 30, 2021	954,648
Year ended September 30, 2022	883,048
Year ended September 30, 2023	741,398
Year ended September 30, 2024 and thereafter	803,013
Total	$4,368,146

Contract Liability – Accrued Marketing Fund

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presented these marketing fund revenues and expenses on a gross basis on its statement of operations. Prior to October 1, 2018 the revenues and expenses were presented at a net zero value on the Statement of Operations. Any unused funds at the end of the period are recorded as accrued marketing fees. During the year ended September 30, 2019 the activity in the accrued marketing fund liability account was as follows:

Balance, September 30, 2018	$97,334
Marketing fund billings	125,319
Commissions recognized into expense	(222,653)
Balance, September 30, 2019	$—

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2019, the date the Company adopted ASC 606, they capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the year ended September 30, 2019 the activity in the contract asset account was as follows:

Balance, September 30, 2018	$—
Prepaid commissions recognized upon adoption of ASC 606	1,608,182
Commissions paid	5,413
Commissions recognized into expense	(605,404)
Balance, September 30, 2019	1,008,191
Current portion	(235,129)
Prepaid commission expense, net of current portion	$773,062

Prior to September 30, 2018 the Company had no activity in its prepaid commission expense account.

General Marketing Costs

General marketing costs are expensed as incurred. The Company incurred general marketing costs for the years ended September 30, 2019 and 2018 of approximately $21,000 and $30,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2019 and 2018, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2019 and 2018, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2016 and forward by the U.S. Internal Revenue Service, and the years 2015 and forward for various states.

Net earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. Any stock options or warrants that would have anti-dilutive effect have been excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 2,177,571 at September 30, 2019 and 2,157,709 at September 30, 2018.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard will become effective for the Company beginning with the first quarter in the fiscal year ending September 30, 2020 and requires a modified retrospective transition approach and includes a number of practical expedients. Early adoption of the standard is permitted. The Company is currently evaluating the impact the adoption of this accounting guidance will have on the consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Liquidity

The Company’s consolidated financial statements for the year ended September 30, 2018 were prepared on the basis that the Company would continue as a going concern, which accordingly assumes, among other things, the realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company had losses of $218,833, had negative cash flows from operating activities and had incurred accumulated losses of $2,391,525 as of September 30, 2018. These conditions raised substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2019, the Company had net income of approximately $2,000,000, cash provided by operating activities of approximately $400,000 and sufficient cash to cover projected expenses for the next twelve months.  During the year ended September 30, 2019, the Company began using newly developed software to improve communications and revenue reporting capabilities from its franchisees. This new development has allowed for more accurate billing and collections of royalty fees and marketing fees. The Company intends to continue using this new software and expects to continue to see consistent amounts of royalty fee and marketing fee revenues in the next 12 months and beyond. These positive conditions and events have led management to determine that the substantial doubt about the Company’s ability to continue as a going concern has been alleviated.

(3) Related Party Transactions

In December 2017, the Company granted a total of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The warrants had an exercise price of $0.14 per share and expired five years from the date of grant. These warrants were valued using the Black Scholes method. The fair value of the warrants on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the year ended September 30, 2018. These warrants were exercised in September 2019 for 14,286 shares of common stock. The Company agreed to waive the $2,000 exercise price owed in total from these warrant holders, therefore this exercise was done on a cashless basis.

Effective September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow was entitled to receive a severance payment of $30,000 pursuant to the terms of a Severance Agreement. In connection with the obligations of his former employment agreement, the Company issued an aggregate of 566,176 shares of Common Stock to Mr. Furlow. See Note 7.

Mr. Mitchell entered into an Employment Agreement with the Company as of October 1, 2019 for the term of one year. In addition to cash compensation, he will receive stock grants valued at lesser of $15,000 or 200,000 Shares of Common Stock on the last day of the completed year of employment. Mr. Mitchell continued to serve as a member of the Board of Directors of the Company, but no longer served as the Company’s Chief Financial Officer. On September 30, 2019, the Company approved the issuance of 166,667 shares to Mr. Mitchell pursuant to his employment agreement for compensation earned during the year ended September 30, 2019. See Note 7.

On September 27, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company approved the issuance of (i) 99,362, (ii) 272,472, (iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively as well as a total of cash payments of $85,041. See Note 7.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30,
Description	2019	2018
Depreciable Property and Equipment:
Equipment	$76,434	$74,456
Furniture and Fixtures	83,427	83,427
Property and Improvements	127,723	180,878
Software	418,572	114,884
Total Depreciable Property and Equipment	706,156	453,645
Accumulated Depreciation	(382,367)	(282,541)
Total Net Depreciable Property and Equipment	323,789	171,104
Non-depreciable Property and Equipment:
Work in progress	—	186,826
Total Net Property and Equipment	$323,789	$357,930

Prior to the end of fiscal 2018, the Company listed one of its owned condominiums for sale located at 701 Market Street, Suite 113, St. Augustine, FL for $98,900. Property and equipment of $43,178 related to the net book value of this asset was classified as Assets Held for Sale in the Consolidated Balance Sheet at September 30, 2018. This condominium was sold in November 2018 for proceeds of approximately $86,000, therefore a gain on the sale of assets of approximately $43,000 was recorded in other income on the statement of operations.

 On July 9, 2019 the Company completed the sale of a condominium conference space listed for sale for proceeds of $60,000 and recorded a gain of approximately $22,000 which represented the excess of the proceeds over the carrying value on that date.

During the year ended September 30, 2018, the Company began the development of a software program to communicate with franchisees and track gross receipts. At September 30, 2018, the amount of work in progress related to this software was $186,826. The development of this software was completed in December 2018 and it was placed into service. The balance of the work in progress was classified as software and began being amortized on the date the software was placed into service.

Depreciation expense totaled approximately $116,000 and $52,000, respectively, for the years ended September 30, 2019 and 2018.

(5) Notes and Other Receivables

At September 30, 2019 and 2018, respectively, the Company held certain notes receivable totaling approximately $94,000 and $106,000 respectively for extended payment terms of franchise fees. The Company had an allowance on notes receivable of $91,000 and $91,000 as of September 30, 2019 and 2018, respectively. The net notes receivable was approximately $3,000 and $15,000 and was included in the consolidated balance sheet as of September 30, 2019 and 2018 respectively. The notes were generally non-interest-bearing notes with monthly payments, payable within one to two years.

	2020	Total
Payment schedules for Notes Receivable	$94,000	$94,000

(6) Accrued Liabilities

The Company had accrued liabilities at September 30, 2019, and September 30, 2018 as follows:

Accrued Liabilities	September 30, 2019	September 30, 2018
Accrued Board Compensation	$85,041	$—
Accrued Compensation and payroll taxes	10,679	14,605
Accrued Severance	30,000	—
	$125,720	$14,605

(7) Stock-Based Compensation

In December 2017, the Company granted an aggregate of 14,286 warrants to two Directors of the Company in connection with standby letters of credit. (See Note 3). The Company utilized the Black-Scholes valuation model for estimating fair value of the warrants. Each grant was evaluated based upon assumptions at the time of the grant. The assumptions used in our calculations are no dividend yield, expected volatility of approximately 247%, a risk-free interest rate of 1.76%, and an expected term of 5 years. The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical stock prices over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury’s Daily Treasury Yield Curve Rates at the date of grant with a term consistent with the expected life of the options granted. The expected term calculation is based on the “simplified method” allowed by the Securities and Exchange Commission (the “SEC”), due to no applicable historical exercise data available. These warrants were fully exercised during the year ended September 30, 2019 and 14,286 common shares were issued (see Note 3).

On March 27, 2019 and July 19, 2019, the Company approved the issuance of 13,265 and 13,788 shares of common stock, respectively, to a former President of the Company due to a calculation error in relation to her terminated employment agreement. All equity compensation relating to this agreement was properly fully recognized during the year ended September 30, 2017.

On March 21, 2019, the Company agreed to cancel 260,630 outstanding stock options granted to the former President of the Company in connection with her terminated employment agreement and grant her 294,778 new options. The Company utilized the Black-Scholes valuation model for estimating fair value of these new options. Each grant was evaluated based upon assumptions at the time of the grant. The assumptions used in the calculations included no dividend yield, expected volatility of approximately 110%, a risk-free interest rate of 2.34%, and an expected term of 5 years. The dividend yield of zero is based on the fact that the Company does not pay cash dividends and has no present intention to pay cash dividends. Expected volatility is estimated based on the Company’s historical stock prices over a period equivalent to the expected life in years. The risk-free interest rate is based on the U.S. Treasury’s Daily Treasury Yield Curve Rates at the date of grant with a term consistent with the expected life of the options granted. The expected term calculation is based on the “simplified method” allowed by the Securities and Exchange Commission (the “SEC”), due to no applicable historical exercise data available. The fair value of these new stock options did not exceed the fair value of the initially granted options. As per FASB ASC 718-20-35, additional compensation cost is required to be recorded for any incremental value between the initial equity award and any modifications, therefore no additional compensation was recorded for these new stock options.

On September 27, 2019, the Company approved the issuance of shares of common stock consistent with its corporate by-laws to each of the members of the Company’s Board Members for board compensation, as follows: Blake Furlow – 99,362 shares, Gary Herman – 272,472 shares, Bart Mitchell – 112,739 shares and JoyAnn Kenny-Charlton, 272,472 shares. These shares were recorded at an aggregate fair value of $45,423 at September 27, 2019 based on the common share price of recent stock issuances.

On September 27, 2019, the Company issued 566,176 shares of common stock to its former CEO for compensation earned during the year as per his employment agreement. The shares were valued based on the common share price of recent stock issuances for a total amount of $35,000.

On September 27, 2019, the Company approved the issuance of 166,667 shares of common stock to its former CFO for compensation earned during the year as per his employment agreement. The shares were valued based on the common share price of recent stock issuances for a total amount of $10,000.

The following table represents option activity during the years ended September 30, 2019 and 2018:

			Weighted
			Average	Weighted
	Number of	Weighted Average	Remaining Life	Average Grant Date
	Options	Exercise Price	(years)	Fair Value
Vested and Exercisable at September 30, 2017	2,143,423	$0.28	4.68
Cancelled options	—	$—
Options granted	—	$—
Vested and Exercisable at September 30, 2018	2,143,423	$0.28	3.68	$0.16
Cancelled options	(260,630)	$0.20
Options granted March 21, 2019	294,778	$0.16		$0.05
Vested and Exercisable at September 30, 2019	2,177,571	$0.26	2.89	$0.15

The following table represents all outstanding options as of September 30, 2019:

					Weighted
		Average		Average	Average
	Number of	Exercise	Expiration	Remaining	Grant Date
	Options	Price	Date	Life	Fair Value
Granted May 13, 2017	1,764,000	$0.30	05/13/22	32 Months	$0.17
Granted September 30, 2017	118,793	$0.18	09/30/22	36 Months	$0.13
Granted March 21, 2019	294,778	$0.17	03/19/24	54 Months	$0.05
Vested and Exercisable at September 30, 2018	2,177,571	$0.23			$0.15

(8) Commitments and Contingencies

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

On October 27, 2016, Brian Pappas filed a motion to amend the complaint in CA 15-1076 to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas does amend his complaint, the Company will vigorously defend the proposed claim.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures. The same Plaintiffs also initiated arbitration on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages. This case has been held in abeyance as the parties seek a resolution.

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

(9) Income Taxes

The components of the deferred tax assets at September 30, 2019 and September 30, 2018 were as follows:

	2019	2018
Deferred tax assets:
Allowance for bad debt	$191,083	$159,907
Charitable contributions	127	127
Stock-based compensation	87,675	87,675
Foreign Tax Credit	123,127	96,491
Net operating loss	283,342	304,953
Total gross deferred tax asset	685,355	649,153
Deferred tax liabilities:
Depreciation timing difference	(31,324)	(10,444)
ASC 606 Adjustment	(797,356)	—
Total deferred tax liability	(828,680)	(10,444)
Gross net deferred tax asset	(143,325)	638,709
Less: Valuation allowances	(143,325)	(638,709)
Net deferred tax asset	$—	$—

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

The components of the provisions for income taxes for the fiscal years ended September 30, 2019 and 2018 are as follows:

	2019	2018
Current:
Federal	$—	$—
State	—	—
Total	—	—
Deferred:
Additional deferred tax related to book tax differences	42,403	109,081
Valuation allowance	(42,403)	(109,081)
Total Tax Provision	$—	$—

A reconciliation of the provisions for income taxes for the fiscal years ended September 2019 and 2018 as compared to statutory rates is as follows:

	2019		2018
	Amount	%	Amount	%
Provision at statutory rates	$30,835	19.85%	$(53,125)	24.28%
State income tax, net of federal benefit	8,546	5.50%	(7,477)	3.42%
Penalties	—	0.00%	—	0.00%
Meals & Entertainment	2,923	1.88%	2,158	-0.99%
Stock-based compensation	—	0.00%	—	0.00%
Tax credits	—	0.00%	(23,024	10.52%
Other tax differences	—	0.00%	(10,754)	4.91%
Change in rate	—	0.00%	201,303	-91.99%
Valuation Allowance on deferred tax assets	(42,304)	-27.2%	(109,081)	49.85%
Total income tax provision	$—	0.00%	$—	0.00%

(10) Subsequent Events

The Company evaluates subsequent events that occur after the balance sheet date through the financial statements were issued. The following are subsequent events requiring disclosure:

Mr. Mitchell entered into an Employment Agreement with the Company as of October 1, 2019. The employment agreement provided for a one year term, annual cash compensation of $150,000 and entitled Mr. Mitchell to receive stock grants valued at lesser of $15,000 or 200,000 Shares of Common Stock. Effective October 1, 2019, Mr. Mitchell was continuing to serve as a member of the Board of Directors of the Company, but was no longer serving as the Company’s Chief Financial Officer.

Effective October 1, 2019, Robert Boyd was appointed Chief Accounting Officer of the Company. Mr. Boyd and the Company entered into a one year employment agreement which provides that Mr. Boyd’s compensation will be $40,000 per annum.

On October 30, 2019 the Company completed the sale of a condominium conference space for proceeds of approximately $99,000.

In October 2019 the Company signed a 21 month lease for office space at 5995 W State Street Suite B, Garden City, ID 83703. The monthly lease amount is $833.

On January 13, 2020, 35,714 shares of common stock were approved to be issued to each Gary Herman and to JoyAnn Kenny-Charlton for first quarter 2020 board compensation.

On February 5, 2020, the Company entered into an agreement with Christopher Rego and Rod Whiton, pursuant to which Bart Mitchell resigned from the Company’s board of directors, and Christopher Rego and Rod Whiton were appointed to the Company’s board of directors. In connection with Mr. Rego’s appointment, he was also named chief executive officer of BFK Franchise Company, LLC (“BFK”), a subsidiary of the Company, and will become chief executive officer of the Company at the earlier of March 31, 2020 or when the Company files its Form 10-K for the year ended September 30, 2019 and its Form 10-Q for the period ended December 31, 2019. Upon Mr. Rego’s appointment as chief executive officer, Mr. Mitchell will become the president of the Company. The Company and Mr. Rego have not determined his compensation for serving as an officer of BFK Franchise Company, LLC or the Company.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a "Public Health Emergency of International Concern" and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which the Company operates. While it is unknown how long these conditions will last and what the complete financial effect will be to the company, to date, the Company is experiencing declining royalty fee revenue from some of its franchisees whose revenues have been decreasing due to school closures and rules about social distancing.

Additionally, it is reasonably possible that estimates made in the financial statements have been, or will be, materially and adversely impacted in the near term as a result of these conditions, including expected collections on receivables.

