Form 10-Q
period 2019-12-31
CREATIVE LEARNING Corp
filed 2020-04-30
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2019

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,577,716 shares of common stock as of April 23, 2020.

1

CREATIVE LEARNING CORPORATION

FORM 10-Q

Quarter Ended December 31, 2019

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Report” or the “Form 10-Q”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. You should read statements that contain these words carefully because they:

∙	discuss future expectations;

∙	contain projections of future results of operations or financial condition; or

∙	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q and in our Form 10-K for the year ended September 30, 2019 provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

∙	the operating and financial results of and our relationships with our franchisees;

∙	actions taken by our franchisees that may harm our business;

∙	incidents that may impair the value of our brand;

∙	our failure to successfully implement our growth strategy;

∙	changing economic conditions;

∙	our need for additional financing;

∙	risks associated with our franchisees;

∙	litigation and regulatory issues;

∙	our failure to comply with current or future laws or regulations; and

∙	The impact of the Coronavirus (COVID-19) pandemic.

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

PART I

Item 1. Financial Statements

	December 31,	September 30,
	2019 (Unaudited)	2019

Current Assets:
Cash	$563,447	$522,071
Restricted Cash (marketing fund)	34,940	17,950
Accounts receivable, less allowance for doubtful
accounts of approximately $675,000 and $663,000, respectively	318,213	279,109
Prepaid commission expense	233,550	235,129
Prepaid expense	—	7,867
Marketing fund receivable	74,418
Notes receivables - current portion, less allowance for doubtful
accounts of approximately $91,000 and $91,000, respectively	—	3,000
Total Current Assets	1,224,568	1,065,126

Prepaid commission expense - net of current portion	715,113	773,062
Property and equipment, net of accumulated depreciation
of approximately $383,000 and $383,000, respectively	216,074	323,789

Total Assets	$2,155,755	$2,161,977

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$146,559	$107,697
Deferred revenue	981,313	986,039
Accrued liabilities	23,224	125,720
Total Current Liabilities	1,151,096	1,219,456

Deferred revenue - net of current portion	3,145,097	3,382,107
Total Liabilities	4,296,193	4,601,563

Commitments and Contingencies (Note 3)	—	—

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized;
-0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized
13,607,102 shares issued and 13,542,002 shares outstanding as of December 31, 2019 13,607,102 shares issued and 13,542,002 shares outstanding as of September 30, 2019	1,360	1,360
Additional paid in capital	2,987,554	2,987,554
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(5,094,726)	(5,393,874)
Total Stockholders' Equity (Deficit)	(2,140,438)	(2,439,586)
Total Liabilities and Stockholders' Equity (Deficit)	$2,155,755	$2,161,977

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,
	2019	2018
		(Restated)

REVENUES
Royalties fees	$440,942	$557,596
Marketing fund revenue	58,102	32,891
Initial franchise fees	260,693	744,672
Technology fees	29,483	—
Merchandise sales	—	1,838
TOTAL REVENUES	789,220	1,336,997

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	137,443	207,948
Professional, legal and consulting fees	160,998	124,271
Bad debt expense	11,627	5,159
Other general and administrative expenses	47,426	64,267
Franchise commissions	59,528	201,400
Franchise training and expenses	1,421	12,861
Depreciation	28,086	20,318
General advertising	1,888	7,106
Franchise marketing fund expense	58,102	32,891
Office expense	2,349	3,502
TOTAL OPERATING EXPENSES	508,868	679,723

OPERATING INCOME	280,352	657,274

OTHER INCOME	18,796	41,266

INCOME BEFORE INCOME TAXES	299,148	698,540

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$299,148	$698,540

NET INCOME PER SHARE
Basic and diluted	$0.02	$0.06
Basic and diluted weighted average number of common
shares outstanding	13,542,002	12,010,775

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders' Equity (Deficit) (Unaudited)

For the three months ended December 31, 2019
	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,393,874)	$(2,439,586)

Net income	—	—	—	—	—	299,148	299,148

Balance, December 31, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,094,726)	$(2,140,438)

For the three months ended December 31, 2018 (Restated)
	Treasury Stock		Common stock		Additional		Total
					Paid-in	Accumulated	Stockholder's
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance September 30, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,895,285	$(2,391,525)	$472,341

Net income	—	—	—	—	—	698,540	698,540

Adoption of ASC 606 (Restated)	—	—	—	—	—	(5,019,689)	(5,019,689)

Balance, December 31, 2018 (Restated)	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(6,712,674)	$(3,848,808)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	December 31,
	2019	2018
		(Restated)
Cash flows from operating activities:
Net Income	$299,148	$698,540
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	28,086	20,318
Gain on sale of assets held for sale	(20,602)	(42,775)
Bad debt expense	11,627	5,159
Changes in operating assets and liabilities:
Accounts receivable	(50,731)	(152,403)
Prepaid expenses	7,867	29,358
Prepaid commission expense	59,528	201,400
Accounts payable	38,862	(19,251)
Accrued liabilities	(102,496)	(2,484)
Deferred Revenue	(241,736)	(639,931)
Accrued marketing fund	(74,418)	(26,256)
Net cash provided by (used in) operating activities	(44,865)	71,675
Cash flows from investing activities:
Acquisition of property and equipment	—	(122,576)
Sale of assets held for sale	100,231	85,787
Collection of Notes receivable	3,000	—
Net cash provided by (used in) investing activities	103,231	(36,789)
Cash flows from financing activities:
Net cash provided by financing activities	----	—
Net change in cash, cash equivalents and restricted cash	58,366	34,886
Cash, cash equivalents and restricted cash at beginning of period	540,021	103,198
Cash, cash equivalents and restricted cash at end of period	$598,387	$138,084
Noncash financing activity:
Financed Insurance	$—	$14,912
Noncash activity related to FASB ASC 606	$—	5,019,689

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises. As of December 31, 2019, BFK franchisees operated in 501 territories in 36 states and 40 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2019 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2019.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $35,000 and $18,000 at December 31, 2019 and September 30, 2019, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” on the balance sheet.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2019 and September 30, 2019 are adequate, but actual write-offs could exceed the recorded allowance.

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

In accordance with ASC 606-10-55-65, the Company has determined that the royalty fees, marketing fees, and technology fees are subject to a sales and usage-based royalties’ constraint on licenses of IP. Accordingly, these fees are recognized as revenue at the later of when the sales or usage occurs or the related performance obligation is satisfied. Technology fees are recorded net of processing fees. Marketing fees are limited to the lesser of marketing amounts earned or expensed; therefore, the Company will recognize amounts received in excess of amounts spent on the balance sheet in the accrued marketing fund liability and will recognize amounts spent in excess of amounts received on the balance sheet in the marketing fund receivable.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the three months ended December 31, 2019 the activity in the deferred revenue account was as follows:

Balance, September 30, 2019	$4,368,146

Initial franchise fees collected	18,957
Revenue recognized into revenue	(260,693)
Balance, December 31, 2019	4,126,410
Current portion	(981,313)
Deferred revenue, net of current portion	$3,145,097

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019 were as follows:

Twelve months ended December 31, 2020	$981,313
Twelve months ended December 31, 2021	942,119
Twelve months ended December 31, 2022	858,574
Twelve months ended December 31, 2023	676,755
Twelve months ended December 31, 2024 and thereafter	667,648
Total	$4,126,410

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. During the three months ended December 31, 2019, the Company recorded franchisee marketing fund expenses in advance of billings in the amount of $74,418. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account was as follows:

Marketing fund liability (receivable), September 30, 2019	$—
Marketing fund billings recognized into income	58,102
Marketing funds recognized into expense	(58,102)
Marketing funds advanced by the Company	(74,418)
Marketing fund liability (receivable), December 31, 2019	$(74,418)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, they capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the three months ended December 31, 2019 the activity in the contract asset account was as follows:

Balance, September 30, 2019	$1,008,191
Commissions paid	—
Commissions recognized into expense	(59,528)
Balance, December 31, 2019	948,663
Current portion	(233,550)
Prepaid commission expense, net of current portion	$715,113

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months ended December 31, 2019 and 2018 of approximately $2,000 and $7,000, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the three months ended December 31, 2019.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2019 and September 30, 2019, respectively, and has not recognized interest and/or penalties during the three months ended December 31, 2018, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

 Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, will be required. The new standard became effective for the Company during the current quarter and requires a modified retrospective transition approach and includes a number of practical expedients. The Company evaluated the impact the adoption of this accounting guidance and it did not have an effect on the consolidated financial statements.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Notes and Other Receivables

At December 31, 2019 and September 30, 2019, respectively, the Company held certain notes receivable totaling approximately $0 and $3,000 respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable are non-interest bearing with monthly payments, payable within one year. The Company analyzes the collectability of all receivables and reserves accordingly.

(3) Commitments and Contingencies

Employment Agreements

The Company entered into an Employment Agreement with Mr. Mitchell as of October 1, 2019 appointing him Chief Executive Officer of the Company. The employment agreement provides for a one year term. Mr. Mitchell’s annual cash compensation increased to $150,000 and he is entitled to receive stock grants valued at the lesser of $15,000 or 200,000 Shares of Common Stock.

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

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“Franventures”). The lawsuit seeks return of company emails and other electronic materials in the possession of the defendants, company control over the process by which the company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain company documents that they have identified, but other issues remain. On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. The Company denies the allegation and is actively litigating this matter. On January 29, 2020, the court entered an order denying Mr. Pappas’ motion for summary judgment on his indemnification claim.

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

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber initiated arbitration against the Company. (American Arbitration Association, Case No. 01-17-0006-8120). Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. This arbitration was settled on April 23, 2020 (see Note 7).

On December 6, 2019, the Company initiated arbitration against two franchise owners. This case was settled on February 5, 2020.

(4) Directors Compensation

During the three months ended December 31, 2019, the Company accrued for a total of $5,000 for cash compensation owed to two directors for their services provided during the first quarter 2020. During the three months ended December 31, 2019, the Company also accrued for a total of $5,000 for stock-based compensation owed to the two directors for their services provided during the first quarter 2020. This accrual was recorded as a liability as per FASB ASC 480-10-55-2 and will be recorded as equity upon issuance of shares.

(5) Sale of Condominium

On October 30, 2019 the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on that date.

(6) Restatement of Prior Period Financial Statements

The Company has restated its previously reported consolidated statement of operations and statement of cash flows to correct certain revenues and expenses and to properly reflect the effect of FASB ASC 606 upon its adoption. The tables below illustrate these restatements:

Statement of operations for the three months ended December 31, 2018:

	As Originally Reported	As Adjusted	Effect of Change
Marketing fund revenue	$545,203	$32,891	$(512,312)
Marketing fund expense	$545,203	$32,891	$(512,312)

Statement of cash flows for the three months ended December 31, 2018:

	As Originally Reported	As Adjusted	Effect of Change
Noncash activity related to FASB ASC 606	$4,433,675	$5,019,689	$586,014
Commission expense	$(1,886,406)	$201,400	$2,087,806
Deferred revenue	$5,881,550	$(639,931)	$(6,521,481)

Statement of stockholders’ equity (deficit) for the three months ended December 31, 2018:

	As Originally Reported	As Adjusted	Effect of Change
Adoption of FASB ASC 606	$4,433,675	$5,019,689	$586,014
Accumulated Deficit	$6,126,660	$6,712,674	$586,014

These restatements had no effect on net income for the three months ended December 31, 2018.

(7) Subsequent Events

On January 13, 2020, 35,714 shares of common stock were approved to be issued to Gary Herman for his first quarter 2020 board compensation.

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

On February 5, 2020, the Company entered into an agreement with Christopher Rego and Rod Whiton, pursuant to which Bart Mitchell resigned from the Company’s board of directors, and Christopher Rego and Rod Whiton were appointed to the Company’s board of directors. In connection with Mr. Rego’s appointment, he was also named chief executive officer of BFK Franchise Company, LLC (“BFK”), a subsidiary of the Company, and will become chief executive officer of the Company at the earlier of March 31, 2020 or when the Company files its Form 10-K for the year ended September 30, 2019 and its Form 10-Q for the period ended December 31, 2019. By mutual agreement between the Company and Mr. Rego on April 1, 2020, Mr. Rego has agreed that he will not become the chief executive officer of CLC until the earlier to occur May 1, 2020 or when the Company files its Form 10-K for the year ended September 30, 2019 and its Form 10-Q for the period ended December 31, 2019. Mr. Rego will continue to serve as chief executive officer of BFK Franchise Company, LLC. Upon Mr. Rego’s appointment as chief executive officer of CLC, Mr. Mitchell will become the president of the Company. Mr. Rego’s compensation has not yet been determined for serving as an officer of BFK Franchise Company, LLC or the Company.

On April 23, 2020, a settlement agreement was entered into between Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber and the Company whereas the arbitration was dismissed. As per the settlement agreement, Indy Bricks, LLC will pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s FMS.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of December 31, 2019, the Company had 501 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 138 Bricks 4 Kidz® sub-franchises operating in 40 countries.

1st Quarter FY 2020 Highlights

The decrease in initial franchise fees during the quarter ending December 31, 2019 was primarily due to more offboards in the comparative period in which the deferred revenue on the terminated contract was recognized immediately as per FASB ASC 606.

Royalties fees revenue decreased by approximately $117,000 due to the offboarding of several franchisees during the year ended September 30, 2019, thus fewer franchisees were paying royalties in the current period versus the same period of the prior year.

Marketing fund revenue increased approximately $25,000 due to an increase in marketing fund expenses in the current period. Because marketing fund revenues and expenses are limited to the lesser of amounts spent by the Company or amounts billed to customers, the increase in spend over the prior year resulted in an increase in revenue from the prior year.

Operating Expenses decreased to approximately $509,000 in the quarter ended December 31, 2019 from approximately $680,000 in the quarter ended December 31, 2018, or $171,000, primarily due to the increase in franchise commissions expense as a result of more offboards in the comparative period in which the deferred expense on the terminated contract was recognized immediately as per FASB ASC 606.

The net income for the quarter ended December 31, 2019 was $299,148 as compared to $698,540 in the quarter ended December 31, 2018. The decrease was primarily a result of more offboards in the comparative period in which the deferred revenues and expenses on terminated contracts were recognized immediately as per FASB ASC 606.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. The Company has currently temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 and 2019 consolidated audited financial statements as well as the Company’s December 31, 2019 consolidated financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

The recent Coronavirus outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and has adversely affected our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the quarters ended December 31, 2019 and 2018, the Company purchased property and equipment totaling approximately $0 and $123,000.

On October 30, 2019 the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on that date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2019, under the supervision and with the participation of our management and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, no changes in the Company’s internal control over financial reporting occurred that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

In our 2019 Annual Report on Form 10-K, the Company concluded internal controls over financial reporting were not effective as of September 30, 2019.

PART II

Item 1. Legal Proceedings

There is no new litigation or changes to matters currently outstanding as of the 10-K filed with the SEC for the year ended September 30, 2019.

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

CREATIVE LEARNING CORPORATION

Dated: April 30, 2020	By:	/s/ Robert Boyd
Robert Boyd
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: April 30, 2020	By:	/s/ Bart J. Mitchell
Bart J. Mitchell,
Chief Executive Officer, Board Member (Principal Executive Officer)

