Form 10-Q
period 2020-03-31
CREATIVE LEARNING Corp
filed 2020-05-15
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,181,645 shares of common stock as of May 7, 2020.

CREATIVE LEARNING CORPORATION

FORM 10-Q

Period Ended March 31, 2020

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

ii

PART I

Item 1. Financial Statements

	March 31, 2020	September 30, 2019
	(Unaudited)

Current Assets:
Cash	$571,246	$522,071
Restricted Cash (marketing fund)	34,896	17,950
Accounts receivable, less allowance for doubtful accounts of approximately $674,000 and $663,000, respectively	386,012	279,109
Prepaid commission expense	231,550	235,129
Prepaid expense	12,951	7,867
Marketing fund receivable	64,189	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	3,172	3,000
Total Current Assets	1,304,016	1,065,126

Security deposit	833	—
Notes receivables – net of current portion	7,643	—
Prepaid commission expense - net of current portion	659,084	773,062
Property and equipment, net of accumulated depreciation of approximately $389,000 and $383,000, respectively	189,334	323,789

Total Assets	$2,160,910	$2,161,977

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$61,729	$107,697
Deferred revenue	979,258	986,039
Accrued liabilities	55,620	125,720
Total Current Liabilities	1,096,607	1,219,456

Deferred revenue - net of current portion	2,946,303	3,382,107
Total Liabilities	4,042,910	4,601,563

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,642,816 shares issued and 13,577,716 shares outstanding as of March 31, 2020 13,607,102 shares issued and 13,542,002 shares outstanding as of September 30, 2019	1,362	1,360
Additional paid in capital	2,990,052	2,987,554
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(4,838,788)	(5,393,874)
Total Stockholders’ Equity (Deficit)	(1,882,000)	(2,439,586)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,160,910	$2,161,977

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2020	2019	2020	2019
		(Restated)		(Restated)

REVENUES
Royalties fees	$465,515	$477,607	$906,457	$1,035,203
Marketing fund revenue	88,692	36,835	146,794	69,726
Initial franchise fees	238,278	485,025	498,971	1,229,697
Technology fees	56,331	—	85,814	—
Merchandise sales	—	15,725	—	17,563
TOTAL REVENUES	848,816	1,015,192	1,638,036	2,352,189

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	141,323	168,299	278,766	376,247
Professional, legal and consulting fees	189,879	125,654	350,877	249,925
Bad debt expense	17,741	21,899	29,368	27,058
Other general and administrative expenses	57,745	68,280	105,171	132,547
Franchise commissions	60,181	240,373	119,709	441,773
Franchise training and expenses	1,873	2,461	3,294	15,322
Depreciation	26,740	34,854	54,826	55,172
General advertising	3,417	1,435	5,305	8,541
Franchise marketing fund expense	88,692	36,835	146,794	69,726
Office expense	2,258	5,209	4,607	8,711
TOTAL OPERATING EXPENSES	589,849	705,299	1,098,717	1,385,022

OPERATING INCOME	258,967	308,893	539,319	967,167

OTHER INCOME (EXPENSE)	(3,029)	252	15,767	41,518

INCOME BEFORE INCOME TAXES	255,938	310,145	555,086	1,008,685

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME	$255,938	$310,145	$555,086	$1,008,685

NET INCOME PER SHARE
Basic and diluted	$0.02	$0.03	$0.04	$0.08
Basic and diluted weighted average number of common shares outstanding	13,572,614	12,011,520	13,557,224	12,011,141

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2020

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,094,726)	$(2,140,438)

Stock compensation	—	—	35,714	2	2,498	—	2,500

Net income	—	—	—	—	—	255,938	255,938

Balance, March 31, 2020	(65,100)	$(34,626)	13,642,816	$1,362	$2,990,052	$(4,838,788)	$(1,882,000)

For the six months ended March 31, 2020

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,393,874)	$(2,439,586)

Stock compensation	—	—	35,714	2	2,498	—	2,500

Net income	—	—	—	—	—	555,086	555,086

Balance, March 31, 2020	(65,100)	$(34,626)	13,642,816	$1,362	$2,990,052	$(4,838,788)	$(1,882,000)

For the three months ended March 31, 2019 (Restated)

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(6,712,674)	$(3,848,808)

Shares issued for rounding error	—	—	13,265	2	(2)	—	—

Net income	—	—	—	—	—	310,145	310,145

Balance, March 31, 2019	(65,100)	$(34,626)	12,089,140	$1,209	$2,987,283	$(6,402,529)	$(3,538,663)

For the six months ended March 31, 2019 (Restated)

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance September 30, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,895,285	$(2,391,525)	$472,341

Shares issued for rounding error	—	—	13,265	2	(2)	—	—

Net income	—	—	—	—	—	1,008,685	1,008,685

Adoption of ASC 606 (Restated)	—	—	—	—	—	(5,019,689)	(5,019,689)

Balance, March 31, 2019 (Restated)	(65,100)	$(34,626)	12,089,140	$1,209	$2,897,283	$(6,402,529)	$(3,538,663)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	March 31,
	2020	2019
		(Restated)
Cash flows from operating activities:
Net Income	$555,086	$1,008,685
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	54,826	55,172
Gain on sale of assets held for sale	(20,602)	(42,775)
Bad debt expense	29,368	27,058
Stock based compensation	2,500	—
Changes in operating assets and liabilities:
Accounts receivable	(136,271)	(197,377)
Prepaid expenses	(5,084)	27,508
Prepaid commission expense	117,557	441,773
Deposits	(833)	—
Accounts payable	(45,968)	(81,105)
Accrued liabilities	(70,100)	146
Deferred Revenue	(442,585)	(1,109,589)
Accrued marketing fund	(64,189)	(62,578)
Net cash provided by (used in) operating activities	(26,295)	66,918
Cash flows from investing activities:
Acquisition of property and equipment	—	(122,575)
Sale of assets held for sale	100,231	85,787
Collection of Notes receivable	(7,815)	3,000
Net cash provided by (used in) investing activities	92,416	(33,788)
Cash flows from financing activities:
Net cash provided by financing activities	---	—
Net change in cash, cash equivalents and restricted cash	66,121	33,130
Cash, cash equivalents and restricted cash at beginning of period	540,021	103,198
Cash, cash equivalents and restricted cash at end of period	$606,142	$136,328
Noncash financing activity:
Financed Insurance	$—	$3,728
Shares issued for rounding error	$—	$2

Noncash activity related to FASB ASC 606	$—	$5,019,689

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of March 31, 2020, BFK franchisees operated in 496 territories in 35 states and 40 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three and six months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2019.

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

Pursuant to the Consent Solicitation Settlement Agreement entered into on February 5, 2020, Christopher Rego was appointed to the Company’s board of directors as well as was named chief executive officer of BFK. Effective April 30, 2020, Mr. Rego was appointed chief executive officer of the Company (see Note 7). Mr. Rego is an active franchisee of the Company. As of September 30, 2019 and March 31, 2020, Mr. Rego’s franchises had deferred revenue balances of $14,659 and $12,864, respectively. Revenue recognized for the three and six months ended March 31, 2020 for Mr. Rego’s franchises was $898 and $1,795, respectively. As of September 30, 2019 and March 31, 2020, Mr. Rego’s franchises had receivables balances of $21,536 and $7,425, respectively. As per the Consent Settlement Agreement, receivables owed from Mr. Rego in the amount of $18,825 were forgiven on February 4, 2020. This forgiveness has been reflected in the March 31, 2020 receivable balance noted above. Mr. Rego is also the CEO of a software development company that the Company entered into an agreement with on March 10, 2020. The term of the agreement is six months and calls for a development fee of $12,900 per month. $12,900 was expensed and paid by the Company for the services provided during the first month of this agreement in March 2020. Also, as per the Consent Solicitation Settlement agreement entered into on February 5, 2020, the Company has accrued $10,000 for legal fees owed on behalf of Mr. Rego and Mr. Whiton.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $35,000 and $18,000 at March 31, 2020 and September 30, 2019, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” on the balance sheet.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at March 31, 2020 and September 30, 2019 are adequate, but actual write-offs could exceed the recorded allowance.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the six months ended March 31, 2020 the activity in the deferred revenue account was as follows:

Balance, September 30, 2019	$4,368,146

Initial franchise fees collected	56,386
Revenue recognized into revenue	(498,971)
Balance, March 31, 2020	3,925,561
Current portion	(979,258)
Deferred revenue, net of current portion	$2,946,303

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020 were as follows:

Twelve months ended March 31, 2021	$979,258
Twelve months ended March 31, 2022	933,957
Twelve months ended March 31, 2023	837,698
Twelve months ended March 31, 2024	612,847
Twelve months ended March 31, 2025 and thereafter	561,801
Total	$3,925,561

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. During the six months ended March 31, 2020, the Company recorded franchisee marketing fund expenses in advance of billings in the amount of $64,189. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account was as follows:

Marketing fund liability (receivable), September 30, 2019	$—
Marketing fund billings recognized into income	146,794
Marketing funds recognized into expense	(146,794)
Marketing funds advanced by the Company	(64,189)
Marketing fund liability (receivable), March 31, 2020	$(64,189)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, they capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the six months ended March 31, 2020, the activity in the contract asset account was as follows:

Balance, September 30, 2019	$1,008,191
Commissions paid	2,152
Commissions recognized into expense	(119,709)
Balance, March 31, 2020	890,634
Current portion	(231,550)
Prepaid commission expense, net of current portion	$659,084

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months ended March 31, 2020 and 2019 of approximately $3,000 and $1,000, respectively and for the six months ended March 31, 2020 and 2019 of approximately $5,000 and $9,000, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the six months ended March 31, 2020.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2020 and September 30, 2019, respectively, and has not recognized interest and/or penalties during the three or six months ended March 31, 2020, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

Recent accounting pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Notes and Other Receivables

At March 31, 2020 and September 30, 2019, respectively, the Company held certain notes receivable totaling approximately $11,000 and $3,000 respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable bear interest of 4% with monthly payments, payable within four years. The Company analyzes the collectability of all receivables and reserves accordingly.

(3) Commitments and Contingencies

Employment Agreements

The Company entered into an Employment Agreement with Mr. Mitchell as of October 1, 2019 appointing him Chief Executive Officer of the Company. The employment agreement provides for a one year term. Mr. Mitchell’s annual cash compensation increased to $150,000 and he is entitled to receive stock grants valued at the lesser of $15,000 or 200,000 Shares of Common Stock. Effective April 30, 2020, Mr. Mitchell’s title was changed to President. See note 7.

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

(4) Directors Compensation

During the six months ended March 31, 2020, the Company recorded a total of $14,500 for cash compensation for two directors for their services provided as Directors and Audit Chairman. During the six months ended March 31, 2020, the Company also recorded a total of $5,000 for stock-based compensation owed to the two directors for their services provided, of which 35,714 shares of common stock were issued for a fair value of $2,500. The remaining $2,500 is accrued at March 31, 2020 as a liability as per FASB ASC 480-10-55-2. This accrual will be recorded as equity upon issuance of shares.

(5) Sale of Condominium

On October 30, 2019 the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on that date.

(6) Restatement of Prior Period Financial Statements

The Company has restated its previously reported consolidated statement of operations, statement of cash flows, and statement of stockholders equity (deficit) to correct certain revenues and expenses and to properly reflect the effect of FASB ASC 606 upon its adoption. The tables below illustrate these restatements:

Statement of operations for the six months ended March 31, 2019:

	As Originally Reported	As Adjusted	Effect of Change
Marketing fund revenue	$582,038	$69,726	$(512,312)
Marketing fund expense	$582,038	$69,726	$(512,312)

Statement of cash flows for the six months ended March 31, 2019:

	As Originally Reported	As Adjusted	Effect of Change
Noncash activity related to FASB ASC 606	$4,433,675	$5,019,689	$586,014
Commission expense	$(1,646,033)	$561,881	$2,207,914
Deferred revenue	$5,411,892	$(1,229,697)	$(6,641,589)

Statement of stockholders’ equity (deficit) for the three and six months ended March 31, 2019:

	As Originally Reported	As Adjusted	Effect of Change
Adoption of FASB ASC 606	$4,433,675	$5,019,689	$586,014
Accumulated Deficit	$5,816,515	$6,402,529	$586,014

These restatements had no effect on net income for the three or six months ended March 31, 2019.

(7) Subsequent Events

On April 23, 2020, a settlement agreement was entered into between Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber and the Company whereas the arbitration was dismissed. As per the settlement agreement, Indy Bricks, LLC will pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s FMS.

On April 30, 2020, Bart Mitchell was appointed president of the Company and Christopher Rego was appointed chief executive officer.

On May 1, 2020, the President gifted to the Company 396,071 shares of outstanding common stock for no consideration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of March 31, 2020, the Company had 496 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 141 Bricks 4 Kidz® sub-franchises operating in 40 countries.

2nd Quarter FY 2020 Highlights

The decrease in initial franchise fees during the three and six months ended March 31, 2020 was primarily due to more offboards in the comparative periods in which the deferred revenue on the terminated contract was recognized immediately as per FASB ASC 606.

Royalties fees revenue decreased by approximately $129,000 for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019 due to the offboarding of several franchisees during the year ended September 30, 2019, thus fewer franchisees were paying royalties in the current period versus the same period of the prior year.

Marketing fund revenue increased approximately $52,000 and $77,000, respectively, during the three and six months ended March 31, 2020 due to an increase in marketing fund expenses in the current period. Because marketing fund revenues and expenses are limited to the lesser of amounts spent by the Company or amounts billed to customers, the increase in spend over the prior year resulted in an increase in revenue from the prior year.

Technology fees increased by 100% in the three and six months ended March 31, 2020 due to the Company beginning to charge franchisees for the use of their online platform during the quarter.

Operating Expenses decreased by approximately $115,000 and $286,000 in the three and six months ended March 31, 2020 primarily due to the larger franchise commissions expense recorded in the three and six months ended March 31, 2019. This was a result of more offboards in the comparative period in which the deferred expense on the terminated contract was recognized immediately as per FASB ASC 606.

The net income for the three and six months ended March 31, 2020 was $255,938 and $555,086 as compared to $310,145 and $1,008,685 in three and six months ended March 31, 2019. The decrease was primarily a result of more offboards in the comparative period in which the deferred revenues and expenses on terminated contracts were recognized immediately as per FASB ASC 606.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the six months ended March 31, 2019 the Company purchased property and equipment totaling approximately $123,000 and sold a condominium for proceeds of approximately $86,000.

During the six months ended March 31, 2020, the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on the date of sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended March 31, 2020, under the supervision and with the participation of our management and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2020, the Company issued 35,714 shares of common stock to a director for compensation. These shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

CREATIVE LEARNING CORPORATION

Dated: May 15, 2020	By:	/s/ Robert Boyd
Robert Boyd
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: May 15, 2020	By:	/s/ Bart Mitchell
Bart Mitchell
President