Form 10-Q
period 2020-06-30
CREATIVE LEARNING Corp
filed 2020-08-04
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,298,310 shares of common stock as of August 4, 2020.

CREATIVE LEARNING CORPORATION

FORM 10-Q

Period Ended June 30, 2020

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

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2020	September 30, 2019
	(Unaudited)

Current Assets:
Cash	$491,303	$522,071
Restricted Cash (marketing fund)	22,875	17,950
Accounts receivable, less allowance for doubtful accounts of approximately $810,000 and $663,000, respectively	457,891	279,109
Prepaid commission expense	230,112	235,129
Prepaid expense	14,452	7,867
Marketing fund receivable	64,790	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	9,987	3,000
Total Current Assets	1,291,410	1,065,126

Security deposit	833	—
Prepaid commission expense - net of current portion	601,163	773,062
Property and equipment, net of accumulated depreciation of approximately $415,000 and $383,000, respectively	163,053	323,789
Total Assets	$2,056,459	$2,161,977

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$74,947	$107,697
SBA Loan - PPP	119,980	—
Deferred revenue	972,873	986,039
Accrued liabilities	33,703	125,720
Total Current Liabilities	1,201,503	1,219,456

Deferred revenue - net of current portion	2,740,222	3,382,107
Total Liabilities	3,941,725	4,601,563

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,363,410 shares issued and 13,298,310 shares outstanding as of June 30, 2020 13,607,102 shares issued and 13,542,002 shares outstanding as of September 30, 2019	1,334	1,360
Additional paid in capital	2,990,080	2,987,554
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(4,842,054)	(5,393,874)
Total Stockholders’ Equity (Deficit)	(1,885,266)	(2,439,586)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,056,459	$2,161,977

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2020	2019	2020	2019
		(Restated)		(Restated)

REVENUES
Royalties fees	$342,010	$462,967	$1,248,467	$1,498,170
Marketing fund revenue	12,979	38,323	159,773	108,049
Initial franchise fees	221,347	614,716	720,318	1,844,413
Technology fees	45,354	—	131,168	—
Merchandise sales	—	27,307	—	44,870
TOTAL REVENUES	621,690	1,143,313	2,259,726	3,495,502

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	175,240	155,220	454,006	531,467
Professional, legal and consulting fees	128,267	163,917	479,144	413,842
Bad debt expense	136,182	48,994	165,550	76,052
Other general and administrative expenses	79,133	40,962	184,304	173,509
Franchise commissions	62,628	18,588	182,337	460,361
Franchise training and expenses	—	289	3,294	15,611
Depreciation	26,281	31,160	81,107	86,332
General advertising	658	2,230	5,963	10,771
Franchise marketing fund expense	12,979	38,323	159,773	108,049
Office expense	3,023	6,319	7,630	15,030
TOTAL OPERATING EXPENSES	624,391	506,002	1,723,108	1,891,024

OPERATING INCOME (LOSS)	(2,701)	637,311	536,618	1,604,478

OTHER INCOME (EXPENSE)	(565)	(1,978)	15,202	39,540

INCOME (LOSS) BEFORE INCOME TAXES	(3,266)	635,333	551,820	1,644,018

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(3,266)	$635,333	$551,820	$1,644,018

NET INCOME PER SHARE
Basic and diluted	$—	$0.05	$0.04	$0.14
Basic and diluted weighted average number of common shares outstanding	13,444,592	12,017,850	13,477,299	12,015,457

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended June 30, 2020

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2020	(65,100)	$(34,626)	13,642,816	$1,362	$2,990,052	$(4,838,788)	$(1,882,000)

Shares cancelled	—	—	(279,406)	(28)	28	—	—

Net loss	—	—	—	—	—	(3,266)	(3,266)

Balance, June 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,842,054)	$(1,885,266)

For the nine months ended June 30, 2020

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,393,874)	$(2,439,586)

Stock compensation	—	—	35,714	2	2,498	—	2,500

Shares cancelled	—	—	(279,406)	(28)	28	—	—

Net loss	—	—	—	—	—	551,820	551,820

Balance, June 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,842,054)	$(1,885,266)

For the three months ended June 30, 2019 (Restated)

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, March 31, 2019 (Restated)	(65,100)	$(34,626)	12,089,140	$1,209	$2,897,283	$(6,402,529)	$(3,538,663)

Net income	—	—	—	—	—	635,333	635,333

Balance, June 30, 2019 (Restated)	(65,100)	$(34,626)	12,089,140	$1,209	$2,897,283	$(5,767,196)	$(2,903,330)

For the nine months ended June 30, 2019 (Restated)

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(2,391,525)	$472,341

Shares issued for rounding error	—	—	13,265	2	(2)	—	—

Net income	—	—	—	—	—	1,644,018	1,644,018

Adoption of ASC 606 (Restated)	—	—	—	—	—	(5,019,689)	(5,019,689)

Balance, June 30, 2019 (Restated)	(65,100)	$(34,626)	12,089,140	$1,209	$2,897,283	$(5,767,196)	$(2,903,330)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	June 30,
	2020	2019
		(Restated)
Cash flows from operating activities:
Net Income	$551,820	$1,644,018
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	81,107	86,332
Gain on sale of assets held for sale	(20,602)	(42,775)
Bad debt expense	29,368	76,052
Stock based compensation	2,500	—
Changes in operating assets and liabilities:
Accounts receivable	(208,150)	(263,580)
Prepaid expenses	(6,585)	29,358
Prepaid commission expense	176,916	487,951
Deposits	(833)	—
Accounts payable	(32,750)	(67,970)
Accrued liabilities	(92,017)	1,446
Deferred Revenue	(655,051)	(1,706,019)
Accrued marketing fund	(64,790)	(32,030)
Net cash provided by (used in) operating activities	(239,067)	212,783
Cash flows from investing activities:
Acquisition of property and equipment	—	(122,575)
Sale of assets held for sale	100,231	85,787
Collection of Notes receivable	(6,987)	9,000
Net cash provided by (used in) investing activities	93,244	(27,788)
Cash flows from financing activities:
Proceeds from SBA PPP Loan	119,980	—
Net cash provided by financing activities	119,980	—
Net change in cash, cash equivalents and restricted cash	(25,843)	184,995
Cash, cash equivalents and restricted cash at beginning of period	540,021	103,198
Cash, cash equivalents and restricted cash at end of period	$514,178	$288,193
Noncash financing activity:
Shares issued for rounding error	$—	$2

Noncash activity related to FASB ASC 606	$—	$5,019,689

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of June 30, 2020, BFK franchisees operated in 496 territories in 35 states and 40 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2019.

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

Pursuant to the Consent Solicitation Settlement Agreement entered into on February 5, 2020, Christopher Rego was appointed to the Company’s board of directors as well as was named chief executive officer of BFK. Effective April 30, 2020, Mr. Rego was appointed chief executive officer of the Company. Mr. Rego is an active franchisee of the Company. As of September 30, 2019 and June 30, 2020, Mr. Rego’s franchises had deferred revenue balances of $14,659 and $11,967, respectively. Revenue recognized for the three and nine months ended June 30, 2020 for Mr. Rego’s franchises were $898 and $2,693, respectively. As of September 30, 2019 and June 30, 2020, Mr. Rego’s franchises had receivables balances of $21,536 and $10,447, respectively. As per the Consent Settlement Agreement, receivables owed from Mr. Rego in the amount of $18,825 were forgiven on February 4, 2020. This forgiveness has been reflected in the June 30, 2020 receivable balance noted above. Mr. Rego is also the CEO of a software development company that the Company entered into an agreement with on March 10, 2020. The term of the agreement is nine months and calls for a development fee of $12,900 per month. $51,600 was expensed and paid by the Company for the services provided during the nine months ended June 30, 2020. Also, as per the Consent Solicitation Settlement agreement entered into on February 5, 2020, the Company has expensed $10,000 for legal fees owed on behalf of Mr. Rego and Mr. Whiton.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $23,000 and $18,000 at June 30, 2020 and September 30, 2019, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” on the balance sheet.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at June 30, 2020 and September 30, 2019 are adequate, but actual write-offs could exceed the recorded allowance.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the nine months ended June 30, 2020 the activity in the deferred revenue account was as follows:

Balance, September 30, 2019	$4,368,146

Initial franchise fees collected	65,267
Deferred revenue recognized into revenue	(720,318)
Balance, June 30, 2020	3,713,095
Current portion	(972,873)
Deferred revenue, net of current portion	$2,740,222

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020 were as follows:

Twelve months ended June 30, 2021	$972,873
Twelve months ended June 30, 2022	921,982
Twelve months ended June 30, 2023	809,832
Twelve months ended June 30, 2024	538,871
Twelve months ended June 30, 2025 and thereafter	469,537
Total	$3,713,095

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. During the nine months ended June 30, 2020, the Company recorded franchisee marketing fund expenses in advance of billings in the amount of $64,790. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account was as follows:

Marketing fund liability (receivable), September 30, 2019	—
Marketing fund billings recognized into income	159,773
Marketing funds recognized into expense	(159,773)
Marketing funds advanced by the Company	(64,790)
Marketing fund liability (receivable), June 30, 2020	$(64,790)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, it capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the nine months ended June 30, 2020, the activity in the contract asset account was as follows:

Balance, September 30, 2019	$1,008,191
Commissions paid	5,421
Commissions recognized into expense	(182,337)
Balance, June 30, 2020	831,275
Current portion	(230,112)
Prepaid commission expense, net of current portion	$601,163

Paycheck Protection Program

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in the aggregate amount of $119,980, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months ended June 30, 2020 and 2019 of $658 and $2,230, respectively and for the nine months ended June 30, 2020 and 2019 of $5,963 and $10,771, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the nine months ended June 30, 2020.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2020 and September 30, 2019, respectively, and has not recognized interest and/or penalties during the three or nine months ended June 30, 2020, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

(2) Notes and Other Receivables

At June 30, 2020 and September 30, 2019, the Company held certain notes receivable totaling approximately $10,000 and $3,000, respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable bear interest of 4% with monthly payments, payable within four years. The Company analyzes the collectability of all receivables and reserves accordingly.

(3) Commitments and Contingencies

Employment Agreements

The Company entered into an Employment Agreement with Mr. Mitchell as of October 1, 2019 appointing him Chief Executive Officer of the Company. The employment agreement provides for a one year term. Mr. Mitchell’s annual cash compensation increased to $150,000 and he is entitled to receive stock grants valued at the lesser of $15,000 or 200,000 Shares of Common Stock. Effective April 30, 2020, Mr. Mitchell’s title was changed to President. Mr. Mitchell resigned as his position of President on June 8, 2020. At such time he received a severance package of $50,000.

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

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) filed suit against the Company alleging that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. The Company is actively litigating this matter. On October 27, 2016, Brian Pappas filed a motion to amend the complaint in Case No. CA 16-236 to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas does amend his complaint, the Company will vigorously defend the proposed claim.

The Company’s complaint against Mr. Pappas and Franventures (Case No. CA 15-1076) has been consolidated with Mr. Pappas’ and Franventures’ complaint against the Company (Case No. CA 16-236) for purposes of discovery, but not for any other purpose.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas, and Franventures. The same Plaintiffs also initiated an arbitration proceeding against the Company on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages. This case has been held in abeyance as the parties seek a resolution.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber, initiated arbitration against the Company (American Arbitration Association, Case No. 01-17-0006-8120). Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. . On April 23, 2020, a settlement agreement was entered into between the Plaintiffs and the Company under which the arbitration was dismissed. Pursuant to the settlement agreement, Indy Bricks, LLC will pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s FMS.

 On December 6, 2019, the Company initiated arbitration against two franchise owners. This case was settled on February 5, 2020.

(4) Directors Compensation

During the nine months ended June 30, 2020, the Company recorded a total of $14,500 for cash compensation for two directors for their services provided as Directors and Audit Chairman. During the nine months ended June 30, 2020, the Company also recorded a total of $5,000 for stock-based compensation owed to two directors for director services, of which 35,714 shares of common stock were issued for a fair value of $2,500. The remaining $2,500 is accrued at June 30, 2020 as a liability as per FASB ASC 480-10-55-2. This accrual will be recorded as equity upon issuance of shares.

On April 30, 2020, Bart Mitchell was appointed president of the Company and Christopher Rego was appointed chief executive officer. On June 2, 2020 Bart Mitchell tendered his resignation to the Company as president, effective as of the close of business on June 8, 2020.

On May 1, 2020, Mr. Mitchell returned 279,406 shares of common stock, which had been granted to him in the prior year, for no consideration. The shares were recorded as cancelled by the Company.

On June 8, 2020, the Company appointed Rod K. Whiton as president of the Company, effective immediately following Mr. Mitchell’s resignation on the same date. In connection with Mr. Whiton’s appointment, the Company’s board approved a salary of `$100,000 per year for Mr. Whiton. At the same time, the Company’s board approved a salary of $120,000 per year for Mr. Rego, the Company’s chief executive officer.

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

(6) Restatement of Prior Period Financial Statements

The Company has restated its previously reported consolidated statement of operations, statement of cash flows, and statement of stockholders equity (deficit) to correct certain revenues and expenses and to properly reflect the effect of FASB ASC 606 upon its adoption. The tables below illustrate these restatements:

Statement of operations for the nine months ended June 30, 2019:

	As Originally Reported	As Adjusted	Effect of Change
Marketing fund revenue	$620,361	$108,049	$(512,312)
Marketing fund expense	$-	$108,049	$108,049
General advertising expense	$631,132	$10,771	$(620,361)

Statement of cash flows for the nine months ended June 30, 2019:

	As Originally Reported	As Adjusted	Effect of Change
Noncash activity related to FASB ASC 606	$4,433,675	$5,019,689	$586,014
Commission expense	$(1,627,445)	$487,951	$2,115,396
Deferred revenue	$4,843,052	$(1,706,019)	$(6,549,071)

Statement of stockholders’ equity (deficit) for the three and nine months ended June 30, 2019:

	As Originally Reported	As Adjusted	Effect of Change
Adoption of FASB ASC 606	$4,433,675	$5,019,689	$586,014
Accumulated Deficit	$5,181,182	$5,767,196	$586,014

These restatements had no effect on net income for the three or nine months ended June 30, 2019.

(7) Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of June 30, 2020, the Company had 496 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 141 Bricks 4 Kidz® sub-franchises operating in 40 countries.

Third Quarter FY 2020 Highlights

The decrease in initial franchise fees during the three and nine months ended June 30, 2020 was primarily due to the acceleration of deferred revenues in 2019, and fewer franchises paying royalties because of the Coronavirus (“COVID-19”).

Royalties fee revenue decreased by approximately $250,000 for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019 due to the offboarding of several franchisees during the year ended September 30, 2019, thus fewer franchisees were paying royalties in the current period versus the same period of the prior year. In addition, fewer franchises were paying royalties because of COVID-19.

Marketing fund revenue decreased approximately $25,000 in the three months ended June 30, 2020 and increased by approximately $52,000 during the nine months ended June 30, 2020 due to an increase in marketing fund expenses in the current period. Because marketing fund revenues and expenses are limited to the lesser of amounts spent by the Company or amounts billed to customers, the increase in spend over the prior year resulted in an increase in revenue from the prior year.

Technology fees increased by 100% in the three and nine months ended June 30, 2020 due to the Company beginning to charge franchisees for the use of their online platform.

Operating Expenses increased by approximately $118,000 in the three months ended June 30, 2020, as compared to the same period in 2019, primarily due to a higher allowance for doubtful accounts as the Company measures collectability of franchise royalties in the COVID-19 environment, and thus increased bad debt expense. Operating expenses decreased by approximately $168,000 in the nine months ended June 30, 2020, as compared to the same period in 2019, primarily due to the larger franchise commissions expense recorded in the nine months ended June 30, 2019 as well as increased bad debt expense as described above. This was a result of more offboards in the comparative period in which the deferred expense on the terminated contract was recognized immediately as per FASB ASC 606.

The net income (loss) for the three and nine months ended June 30, 2020 was $(3,267) and $551,820 as compared to $635,333 and $1,644,018 in three and nine months ended June 30, 2019. The decrease was primarily a result of more offboards in fiscal 2019, which resulted in the immediate recognition of deferred revenues associated with the terminated contracts per FASB ASC 606 and the outbreak of COVID-19.

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

The recent COVID-19 outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and has adversely affected our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of the COVID-19 continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. Among the precautions has been the closure of a substantial portion of the schools in the United States, which will adversely impact our royalty revenue from franchisees and our ability to sell new franchises. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business.

On April 28, 2020, the Company, was granted a loan (the “Loan”) from First Bank of the Lake in the aggregate amount of $119,980, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Cash funds are used for ongoing operating expenses, the purchase of equipment, property improvement, and software development. During the nine months ended June 30, 2019 and 2018, the Company purchased property and equipment totaling approximately $0 and $123,000, respectively.

During the nine months ended June 30, 2020, the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on the date of sale.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended June 30, 2020, under the supervision and with the participation of our management and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management including our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II

Item 1. Legal Proceedings

There is no new litigation or changes to matters currently outstanding as of the 10-K filed with the SEC for the year ended September 30, 2019, except as previously disclosed in the “Note (3) Commitments and Contingencies – Litigation” to the financial statements including in Part I to this Form 10-Q.

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of CLC’s most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, the Company did not issue any shares of common stock.

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

CREATIVE LEARNING CORPORATION

Dated: August 4, 2020	By:	/s/ Robert Boyd
Robert Boyd
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: August 4, 2020	By:	/s/ Rod K. Whiton
Rod K. Whiton
President

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: August 4, 2020	By:	/s/ Robert Boyd
Robert Boyd
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: August 4, 2020	By:	/s/ Rod K. Whiton
Rod K. Whiton
President

