Form 10-K
period 2020-09-30
CREATIVE LEARNING Corp
filed 2020-12-30
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

CREATIVE LEARNING CORPORATION

Delaware	20-4456503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

475 W Townplace, Suite A

St. Augustine, FL 32092

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

As of March 31, 2020 (the last trading day of the registrant’s first quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $.09 closing price of the registrant’s common stock as reported on the OTC bulletin board on that date, was approximately $687,853. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 21, 2020, there are 13,298,310 shares of common stock of the registrant outstanding.

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

ii

PART I

Item 1. Business

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee, renewal fees and monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of September 30, 2020, the Company had 451 Bricks 4 Kidz® and Sew Fun Studios® global franchise territories, including 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 39 countries.

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

On January 26, 2015 the Company formed SF Franchise Company, LLC (“SF”) for the purpose of offering a second franchise concept known as Sew Fun Studios®. Sew Fun Studios® is a mobile business operated by franchisees within a specific geographic territory offering creative project-based activities, classes, and programs in fashion and interior design and sewing to children and adults.

During fiscal year 2020, the Company formed B4K eLearning LLC to offer academic programs including access to Stride, an online educational platform that utilizes artificial intelligence to create lesson plans.

In July 2019, the Company entered into an operating agreement for a joint venture known as Bricks4Schoolz, LLC, with BPL Enterprises for Bricks4Schoolz  LLC (“BPL”). Under the operating agreement, the joint venture is granted a license to distribute certain intellectual property of the Company through a software system developed by BPL for the joint venture, provided that the joint venture may only distribute the intellectual property to elementary and middle schools in territories which are not covered by an existing franchisee of the Company. The Company has since rescinded its ownership interest in the Bricks4Schoolz, LLC. (See Item 1. Business – Bricks4Schooz).

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

At September 30, 2020, BFK had 451 global Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 39 countries. The following table details franchise activity:

BFK
Franchise Territories

September 30, 2018	557
Additions	24
Terminations and non-renewals and cancellations	(78)
September 30, 2019	503
Additions	15
Terminations and non-renewals and cancellations	67
September 30, 2020	451

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

Camps. Normally three hours per day for five days. Camps can take place at schools or at other child-related venues. Children use LEGO® bricks to explore various science and math concepts while working in an open, friendly environment. The material covered each session varies depending on students’ ages, experience, and skill level. A new project is built each week. Architectural concepts are taught while assembling buildings, castles and other structures. Instructional content includes concepts of friction, gravity and torque, scale, gears, axles and beams. The children work and play with programmable LEGO® bricks along with electric motors, sensors, system bricks, and LEGO® Technic pieces (i.e., gears, axles, and beams).

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

Under a franchise agreement, a franchisee pays a one-time, non-refundable franchise fee upon the execution of the franchise agreement. Domestically, there can be variations on the franchise fees depending on the size or territories being purchased, and other factors of the territory. The typical-sized, domestic, single territory franchise fee is $30,000. If the franchisee is granted an additional geographic area to increase the size of their territory, then the franchisee must pay an additional fee. If the franchisee is in good standing and is granted a second or additional franchise, then the franchisee must pay a franchise fee for each additional franchise.

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2020, BFK sold no master franchises. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory.

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

The following is the royalty fee structure:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2016 through September 30, 2017	$425 USD
October 1, 2017 through September 30, 2018	$450 USD
October 1, 2018 through September 30, 2019	$475 USD
October 1, 2019 through September 30, 2020	$500 USD
October 1, 2020 and for the remainder of the initial term of the Franchise Agreement	$500 USD

If any franchisee owns and operates more than one territory, the royalty fees payable to the Company for the second territory and each additional territory shall be as follows:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2016 through September 30, 2017	$225 USD
October 1, 2017 through September 30, 2018	$250 USD
October 1, 2018 and for the remainder of the initial term of the Franchise Agreement	$250 USD

BFK administers a marketing fund for domestic and Canadian franchisees for the purpose of building brand awareness in their respective countries. The marketing fund expenditures are funded by BFK collecting a 2% marketing fee, based upon gross receipts reported in the Franchise Management Tool (“FMT”), from domestic and Canadian franchisees. The respective franchisees are typically invoiced the middle of each month for the prior month’s receipts. These marketing fee receipts and expenses are reported on the statement of operations on a gross revenue basis, presenting receipts as revenue and expenses as operating expenses. Any receipts that exceed expenditures are recorded as a liability on the balance sheet. The collections of these funds are done using the Company’s ACH program, as agreed to by each franchisee in their Franchise Agreement. The Marketing Fund is segregated into a separate bank account. In April 2018, the third party provider of the FMT restricted the Company’s access to the software. As a result, franchisees were instructed to self-report their marketing fees, however many franchisees did not comply with this request. These past due marketing fees will be addressed once COVID-19 is no longer an issue. During 2020, the Company eased up on collection efforts for the marketing fees due to the impact of the COVID-19.

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

Sew Fun Studios

As a result of an unexpectedly lengthy audit process for fiscal year 2018, the Company was unable to sell franchises for a good portion of the year, because the Company’s FDD required audited financial statements. When the audit was completed, the Company focused its efforts on the Bricks4Kidz franchises. Plans for expanding and marketing Sew Fun Studies were placed on hold. At September 30, 2020, SF had 1franchise territory.

Bricks4Schoolz

In July 2019, the Company entered into an operating agreement for a joint venture known as Bricks4Schoolz, LLC, with BPL. Under the operating agreement, the joint venture is granted a license to distribute certain intellectual property of the Company through a software system developed by BPL for the joint venture, provided that the joint venture may only distribute the intellectual property to elementary and middle schools in territories which are not covered by an existing franchisee of the Company. The Company owns 49% of the joint venture, and BPL owns the remaining 51%, and is entitled to a 12% royalty on all gross sales generated by the joint venture. In addition, BPL is the exclusive manager of the joint venture, and in that capacity has sole control of the joint venture. BPL is responsible contributing all capital required by the joint venture, and is entitled to recoup all of its capital contributions before any profits or distributions are allocable to the Company’s interest. Due to disputes regarding the scope of the license, and the fact that neither Bricks4Schoolz, LLC or BPL were legal entities at the time the operating agreement was executed, the Company has rescinded the operating agreement. As of December 28, 2020, the Company has not contributed any capital to Bricks4Schoolz, LLC, and Bricks4Schoolz, LLC has not generated any revenues.

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

General

During fiscal 2020, the Company sold its two properties in Florida and transitioned to a Boise, Idaho location for which a new office lease was signed at 5995 W State Street Suite B, Garden City, ID 83703.

On November 1, 2020 the company relocated its office to an office complex located 475 W Townplace, Suite, A, St Augustine, FL 32092.

At September 30, 2020, the Company had six full-time employees and two part-time employees.

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

Risks Related to Our Business

Our recorded revenues increased in fiscal year 2020 as compared to fiscal year 2019

Our reported revenues decreased significantly in fiscal year 2020 to approximately $3,038,000 from $4,518,000 in the prior year, a decrease of approximately $1,480,000 or 33%, primarily due to the acceleration of deferred revenues in 2019, and franchisees that were provided a discount by the Company due to the impact of the COVID-19 pandemic on their operations. While the company experienced slightly lower master franchise sales, through a series of cost cutting measures, the Company was able to generate a profit in all four quarters of the reporting year. Should we begin to incur losses or be unable to reverse its decline in revenues, our ability to attract new franchisees and maintain positive working relationships with our current franchisees may be impaired. In addition, if we incur losses, we may need to seek additional financing which could be dilutive to our stockholders.

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

A substantial portion of our revenues come from royalties, which have been generally based on a percentage of our franchisees’ revenues. As a result, our financial results have been largely dependent upon the operational and financial results of our franchisees. Negative economic conditions, including inflation, increased unemployment levels and the effect of decreased consumer confidence or changes in consumer behavior, could materially harm our franchisees’ financial condition, which would cause our royalty and other revenues to decline and materially and adversely affect our results of operations and financial condition as a result. In addition, if our franchisees fail to renew their franchise agreements, stop operating their franchise business or enter into a termination agreement with the Company, these revenues may decrease, which in turn could materially and adversely affect our results of operations and financial condition. In part to support franchisee growth and financial planning and to enrich relations with our franchisees, we altered its royalty fee structure beginning and effective October 1, 2015 to change it to a fixed monthly charge on an escalating scale over five years.

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

As of December 21, 2020, our executive officers, directors, significant shareholders and affiliated persons and entities collectively, beneficially owned approximately 42.5% of our outstanding common stock. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On November 1, 2020 the Company leased office space at 475 W Townplace, Suite, A, St. Augustine, FL 32092, for monthly rent of $750, where it maintains its principal office.

In October 2019, the Company signed a 21 month lease for office space at 5995 W State Street Suite B, Garden City, ID 83703, where it previously maintained its principal office. The Company has prepaid rent for the remainder of the lease term at this space, and has no further obligation under the lease.

Item 3. Legal Proceedings

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

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“Franventures”). The lawsuit seeks return of Company emails and other electronic materials in the possession of the defendants, Company control over the process by which the Company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain Company documents that they have identified, but other issues remain. On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. On October 8, 2020 the Court dismissed Brian Pappas’ indemnity counterclaim without prejudice.

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) filed suit against the Company alleging that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. The Company is actively litigating this matter. On October 27, 2016, Brian Pappas filed a motion to amend the complaint in Case No. CA 16-236 to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas granted the right to amend his complaint and does so, the Company will vigorously defend the proposed claim.

 The Company’s complaint against Mr. Pappas and Franventures (Case No. CA 15-1076) has been consolidated with Mr. Pappas’ and Franventures’ complaint against the Company (Case No. CA 16-236) for purposes of discovery, but not for any other purpose.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas and Franventures, as well as four other defendants seeking damages under the New York Franchise Sales Act. The same Plaintiffs also initiated an arbitration proceeding against the Company on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages in the arbitration case. Both cases have been held in abeyance as the parties seek a resolution.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber, initiated arbitration against the Company (American Arbitration Association, Case No. 01-17-0006-8120). The Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. On April 23, 2020, a settlement agreement was entered into between the Plaintiffs and the Company under which the arbitration was dismissed. Pursuant to the settlement agreement, Indy Bricks, LLC will pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s franchise management software.

 On December 6, 2019, the Company initiated arbitration against two franchise owners. This case was settled on February 5, 2020.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the over the counter market under the symbol “CLCN.” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2019 and 2020. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2019
First Quarter	$0.24	$0.12
Second Quarter	$0.13	$0.08
Third Quarter	$0.11	$0.06
Fourth Quarter	$0.07	$0.06
Year ended September 30, 2020
First Quarter	$0.09	$0.03
Second Quarter	$0.12	$0.08
Third Quarter	$0.17	$0.05
Fourth Quarter	$0.34	$0.10

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

Holders

At December 21, 2020, the Company had 13,298,310 outstanding shares of common stock and 128 shareholders of record.

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

Recent Sales of Unregistered Securities

We did not issue any securities in unregistered transactions during the fourth quarter of the fiscal year covered by this report.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities in the fourth quarter of the fiscal year covered by this report.

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

Overview

During 2020, the Company experienced a year of decline in the number of active franchises, compared to fiscal year 2019, decreasing from 503 franchise territories to 451, within the two brands. The reduction in the overall number of franchises was to the termination of franchises during the period is the result of the company working to discharge non-performing franchisees from the system, the interruption of sales of new franchises as a result of the Coronavirus (“COVID-19”) pandemic, and the cessation of sales while the Company completed its audit for the fiscal year ended September 30, 2019. The reduction in the growth rate of franchises sold in fiscal year 2020 resulted in a decrease in initial franchise fees of approximately $1,242,000 in a year-to-year comparison.

The Company’s royalty fees revenue decreased to approximately $1,448,000 in fiscal year 2020 from approximately $1,696,000 in the prior year, a decrease of $248,000 (15%), primarily due to an increasing number of non-performing franchisees. Marketing fund revenue decreased approximately $92,000 in the year ended September 30, 2020 primarily due to the impact of COVID-19. Technology fees increased by 87% in the year ended September 30, 2020 due to the Company beginning to charge franchisees for the use of their online platform in the prior year.

Operating expenses remained fairly consistent overall in fiscal year 2020 as compared to fiscal 2019 with a 4% decrease year over year. The Company had net income of approximately $620,000 in fiscal year 2020, down from a net income of approximately $2,018,000 the prior year, a decrease of approximately $1,397,000 primarily due to the acceleration of deferred revenues in 2019, the slowdown in new franchise sales, and franchisees that were provided a discount by the Company due to the impact of the COVID-19 pandemic on their operations.

Results of Operations

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2020 and 2019:

	Franchises Sold
	Fiscal Years Ended
Franchise Activity	September 30
Creative Learning Corporation	2020	2019
BFK Franchise Company LLC
(a) US/Canada First Territories	1	3
(b) US/Canada Second Territories	--	3
Total US/Canada	1	6

International First Territories	-	-
International Second Territories	-	-
Master Agreements	-	-
Master Sub-franchise	14	18
Total International	--	18
Total BFK	15	24

SF Franchise Company LLC
US First Territories	-	-
International Territories	--	--
Total SF	--	--

Total Franchises Sold	15	24

(a)	US First Territory refers to the original territory purchased with the Franchise Agreement.

(b)	Second Territory refers to a secondary territory purchased in addition to the territory purchased with the Franchise Agreement.

Material changes of items in the Company’s Statement of Operations for the fiscal year ended September 30, 2020 as compared to the prior year are discussed below.

Initial franchise fees, Royalty fees and Merchandise sales

		Fiscal year Ended
		(rounded to $1,000)
Item Description	Increase/ Decrease	September 30, 2020	September 30, 2019	Amount	Change %
Revenue
Initial franchise fees	Decrease	$1,237,994	$2,479,921	$(1,241,927)	(50)%
Royalties	Decrease	$1,448,228	$1,695,788	(247,560)	(15)%
Marketing fund revenue	Decrease	$130,496	$222,653	$(92,157)	(41)%
Technology fees	Increase	$221,722	$118,504	$103,218	87%
Merchandise sales	Decrease	$—	1,098	$(1,098)	(100)%
Total Revenue	Decrease	$3,038,440	$4,517,964	$(1,479,524)	(33)%

The primary cause of the decrease in initial franchise fees was due to the interruption of new franchise sales in fiscal 2020 as a result of the COVID-19 pandemic and delays in completing the Company’s audit for the fiscal year ending September 30, 2019. The primary cause of the decrease in royalties and marketing fund revenue is due to the acceleration of deferred revenues in 2019, fewer franchises paying royalties as a result of the loss of territories during the period from the termination of non-performing franchisees from the system, and the interruption of normal operation at remaining franchises because of the COVID-19 pandemic. Also, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease pursuing collections of our marketing fees from our franchisees in March 2020. The increase in technology fees is the result of the Company beginning to charge franchisees for the use of their online platform in the prior year.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2020 and 2019 were approximately $2,453,000 and $2,564,000, respectively, a decrease of approximately $111,000.

	Fiscal Year Ended September 30,
Item Description	Increase/ Decrease	2020	2019	Amount	Change %
Franchise commissions	Decrease	$288,734	$605,620	(316,886)	(52)%
Salaries, payroll taxes & stock-based compensation	Decrease	613,683	884,715	(271,032)	(31)%
General marketing expenses	Increase	81,413	21,013	60,400	287%
Franchisee marketing	Decrease	130,496	222,653	(92,157)	(41)%
Professional, legal & consulting fees	Increase	565,996	540,196	25,800	5%
Bad debt expense	Increase	349,794	(67,018)	416,812	(622)%
All other G&A expenses	Increase	422,869	356,670	66,199	19%
		$2,452,985	$2,563,849

The changes in significant operating expenses are explained as follows:

Franchise commissions decreased primarily as a result of lower franchise sales.

The Company incurred salaries, payroll expenses and stock-based compensation for the fiscal years ended September 30, 2020 and 2019 of approximately $614,000 and $885,000, respectively, a decrease of approximately $271,000, or 31%. The decrease in total payroll expenses is primarily due to the reduction of both employee headcount and remaining salaries.

The Company paid general marketing expenses for the fiscal years ended September 30, 2020 and 2019 of approximately $81,000 and $21,000, respectively, an increase of approximately $60,000, or 287%. The increase related to higher lead advertising expenses.

Franchisee marketing of approximately $130,000 was paid out of the marketing fund using funds collected from franchisees as per the terms of their franchise agreements. These funds were collected and remitted for the cost of national branding of the Company’s concepts to benefit the franchisees. The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these revenues on a gross revenue basis on its statement of operations. Any unused funds at the end of the period are recorded on the balance sheet as accrued marketing fees.

The Company paid professional, legal and consulting fees for the fiscal years ended September 30, 2020 and 2019 of approximately $566,000 and $540,000, respectively, an increase of approximately $26,000, or 5%. The increase in professional, legal and consulting fees is primarily due to the higher legal costs incurred in relation to a shareholder proxy solicitation in fiscal 2020, offset by lower audit fees and lower legal costs from ongoing litigation.

The Company recorded an additional reserve for both notes receivable and accounts receivable during the year ended September 30, 2019 due to the slowdown and issues in collections for both types of receivables. During the year ended September 30, 2019 several receivables deemed uncollectible in the prior year were collected causing a credit to bad debt expense. The Company recorded an additional reserve for accounts receivable during fiscal year 2020.

 Liquidity and Capital Resources

During the current year, the Company had net income of approximately $620,000 and has sufficient cash on hand to cover expenses for the next 12 months.

The recent COVID-19 outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and has adversely affected our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of COVID-19 continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. Among the precautions has been the closure of a substantial portion of the schools in the United States, which has adversely impacted our royalty revenue from franchisees and our ability to sell new franchises. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges, as we adjust to a remote workforce, which could adversely impact our business.

We had cash flows used in operating activities of approximately $306,000 for the year ended September 30, 2020 compared to cash flows provided by operating activities of approximately $398,000 for the year ended September 30, 2019. The decrease in cash flows provided by operating activities for the year ended September 30, 2020 compared to the year ended September 30, 2019 relates primarily to lower initial franchise fees and royalty revenues which resulted in a lower net income.

We had cash flows provided by investing activities of approximately $94,000 for the year ended September 30, 2020 compared to cash flows provided by investing activities of approximately $39,000 for the year ended September 30, 2019. The increase in cash flows provided investing activities was primarily due to lower investments in property and equipment, offset by a reduction in assets held for sale as we contemplated the liquidation of unneeded real estate assets in the 2020 fiscal year. During the fiscal years ended September 30, 2020 and 2019, the Company purchased property and equipment totaling approximately $0 and $119,000, respectively, and no intangible property.

We had cash flows provided by financing activities of approximately $120,000 for the year ended September 30, 2020 compared to cash flows provided by financing activities of $0 for the year ended September 30, 2019. The increase in cash flows provided financing activities was primarily due to receipt of a Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020 in the amount of $119,980 in fiscal 2020. The loan, which was in the form of a note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

During the first half of fiscal 2020, the Company temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delays in completion of the Company’s fiscal year 2018 and 2019 consolidated audited financial statements, in the second half of fiscal 2020 the Company’s sales of new franchises was hindered by the COVID-19 pandemic.

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

Contractual Obligations

On November 1, 2020 the Company leased office space at 475 W Townplace, Suite, A, St. Augustine, FL 32092, for monthly rent of $750, where it maintains its principal office.

In October 2019, the Company signed a 21 month lease for office space at 5995 W State Street Suite B, Garden City, ID 83703, where it previously maintained its principal office. The Company has prepaid rent for the remainder of the lease term at this space, and has no further obligation under the lease.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on the Company’s financial condition, changes in financial condition, and results of operations, liquidity or capital resources.

Related Party Transactions

In December 2017, the Company granted a total of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The warrants had an exercise price of $0.14 per share and expired five years from the date of grant. These warrants were valued using the Black Scholes method. The fair value of the warrants on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the year ended September 30, 2018. These warrants were exercised in September 2019 for 14,286 shares of common stock. The Company agreed to waive the $2,000 exercise price owed in total from these warrant holders.

Effective September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow received a severance payment of $30,000 pursuant to the terms of a Severance Agreement. Pursuant to his employment agreement, the Company also issued an aggregate of 566,176 shares of Common Stock to Mr. Furlow.

 Effective September 30, 2019, Bart Mitchell, the Company’s Chief Financial Officer, was appointed Chief Executive Officer of the Company. In connection with his appointment, Mr. Mitchell entered into an Employment Agreement with the Company as of October 1, 2019 for the term of one year. In addition to cash compensation, he was entitled to receive stock grants valued at the lesser of $15,000 or 200,000 Shares of Common Stock on the last day of the completed year of employment. Mr. Mitchell continued to serve as a member of the Board of Directors of the Company, but no longer served as the Company’s Chief Financial Officer. On September 30, 2019, the Company approved the issuance of 166,667 shares to Mr. Mitchell pursuant to his prior employment agreement for compensation earned during the year ended September 30, 2019. Mr. Mitchell resigned as President on June 8, 2020. At such time he received a severance package of $50,000. During fiscal year 2020, Mr. Mitchell no longer wanted his 279,406 shares and returned them to the Company for no consideration and then the Company cancelled them.

On September 27, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company approved the issuance of (i) 99,362, (ii) 272,472, (iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively, as well as a total of cash payments of $85,041.

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the year ended September 30, 2020 the Company recognized royalty revenue from the franchise of $16,650 and recognized marketing fee revenue from the franchise of $829. Total payments made by the franchisee were $7,681. As of September 30, 2020 and 2019 the accounts receivable balance with the franchise was $11,894 and $21,536, respectively and the franchises had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equally $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the U.A.E., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license form the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise.

Mr. Rego is also the CEO of Teknowland, a software development company, with which the Company entered into an agreement on March 10, 2020. The term of the agreement is nine months and calls for a development fee of $12,900 per month. During the year ended September 30, 2020 the Company paid seven months payments of $12,900 in accordance with the terms of the agreement and paid an additional $15,700 for additional services, for a total of $106,000.

On or about December 6, 2019, Christopher Rego and Rod Whiton (the “Solicitors”), prior to their appointments as officers or directors of the Company, commenced a consent solicitation to the shareholders of the Company and on February 5, 2020, the Company and the Solicitors entered into an agreement to settle their dispute over the consent solicitation. The settlement resulted in the Company agreeing to pay $10,000 as reimbursement for certain costs that they incurred related to the consent solicitation, the Company agreeing to appoint Mr. Rego and Mr. Whiton to the board, and the Company’s agreeing to appoint Mr. Rego as chief executive officer, among other provisions. The Company ultimately paid a total of $20,000 in costs incurred by Messrs. Rego and Whiton in relation to the consent solicitation.

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

The Company adopted the new revenue standard (ASC 606) on October 1, 2018 for contracts with remaining performance obligations as of October 1, 2018. The Company elected to apply the new standard retrospectively with an adjustment to the opening balance of retained earnings as of the date of adoption. Under ASC 606, the Company considers initial franchise fees to be a part of the license of symbolic intellectual property (“IP”), therefore the performance obligation related to these fees is satisfied over time as the Company fulfills its promise to grant the customer rights to use, and benefit from, the Company’s IP, as well as support and maintain the IP. The initial franchise fee, then, is recorded as deferred revenue at inception and recognized on a straight-line basis over the contract term.

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

Allowance for Doubtful Accounts — Methodology

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2020 and 2019 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2020 and 2019 the balance in the allowance for doubtful accounts was approximately $942,000 and $663,000, respectively.

Notes Receivable

ASC 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs , allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2020 and 2019 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $91,000, respectively.

Impairment of Property, Plant and Equipment and Goodwill and Other Intangible Assets

The Company’s long-lived assets currently consist of property and equipment, and prior to the year ended September 30, 2020 included intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates of asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2020 and 2019, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2020 and 2019, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2017 and forward by the U.S. Internal Revenue Service, and the years 2016 and forward for various states.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, are required. The new standard was adopted by the Company in fiscal year 2020 but had no impact on the Company’s financial statements as the Company does not have any leases that meet the criteria under this standard.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2020. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2020, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2020 due to the following identified material weaknesses:

●	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

●	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience.

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2020 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are no resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at December 21, 2020, are listed in the following table:

Name	Age	Title
Christopher Rego	50	Director and Chief Executive Officer
Rod K. Whiton	51	Director and President
JoyAnn Kenny-Charlton	43	Director
John Simento	59	Director
R. Gary Zell, II	53	Director
Mike Elkin	64	Chief Financial Officer

Christopher Rego became a director in February 2020, at which time he also became chief executive officer of BFK Franchise Company, LLC (“BFK”), our principal operating subsidiary. On April 30, 2020, Mr. Rego became Chief Executive Officer of the Company. Mr. Rego has over 20 years of software quality development experience building complex enterprise applications with high-performance requirements in the business-to-business, software-as-a-service, and consumer advertising industries. Mr. Rego is an accomplished corporate strategist and drives the vision and strategic direction of his software company, Teknowland, Inc., and his STREAM education company, Bricknowland, Inc. Mr. Rego has assembled a dedicated team of engineers that focuses on building STREAM education that includes AR/VR learning technology, drones, artificial intelligent education, 3-D printing, coding, and more. Mr. Rego has been the CEO of Teknowland, Inc. since 2013, and the founder and managing partner of Bricknowland, Inc., since 2015. From March 2014 until April 2016, Mr. Rego was Quality Assurance Consulting/Manager at Tibco Software. Mr. Rego has also held various management and architect roles to contribute to the success of rapidly growing technology companies such as Oracle, Yahoo!, Tapjoy, and Intuit. Mr. Rego has been a Bricks 4 Kidz franchisee since November 2013, and has been a partner with Mr. Simento in a Bricks 4 Kidz franchise in the United Arab Emirates since May 2015. Mr. Rego earned a Bachelor of Science degree from Andhra Loyola College in Andhra Pradesh India and an MBA in Marketing and Finance from Acharya Nagarjuna University Andhra Pradesh, India.

Rod K. Whiton became a director in February 2020. On June 2, 2020, Mr. Whiton became the president of the Company. Mr. Whiton has over 20 years of experience managing public and private investments. His experience focuses largely on early stage and turnaround operations in franchising, technology, biometrics, manufacturing, and payment processing. In addition, Mr. Whiton was an early investor in the Company and served as its Interim CEO from July 22, 2015 to May 11, 2017. He has owned and managed a successful private cosmetics company for over 10 years. From October 2016 to the present, Mr. Whiton has been managing member of Trew Pharma LLC, which used to manufacture, markets, and distributes beauty products (but is in the process of winding down operations), and from January 2019 to the present has been CEO of Smart Tires USA LLC, a franchise company that provides a rent-to-own program for tires.

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

John Simento has served as a director of the Company since May 19, 2020. Mr. Simento is the co-founder and managing partner of Almoe Group of Companies, founded in 1994, Specktron Educational Products, founded in 2011 and Bricknowland founded in 2015. Mr. Simento has over three decades of executive leadership experience managing high-technology and high-growth companies, having been responsible for strategic direction, execution of business plans, technology development, and development of corporate infrastructure. Almoe Group of Companies consists of six divisions, employs over 400 staff spread across four countries, and has over 40 renowned audio visual and IT products and solutions. The Almoe Group of Companies partners with over 55 audio and video and software companies that provide AV and software solutions to retail, corporate, and education institutions. Mr Simento created his own product line, Specktron (www.specktron.com) that is a leading brand pioneering in Audio Visual and Information & Communication Technology. Specktron has championed the use of Interactive Touch Technology for the education, corporate, government, and hospitality sectors. Mr. Simento has been a partner with Mr. Rego in a Bricks 4 Kidz franchise in the United Arab Emirates since May 2015.

R. Gary Zell, II has served as a director of the Company since May 19, 2020. Mr. Zell has been a Multiple Line General Agent with American National Insurance Company since 1994, responsible for sales, profitability, and recruiting of a $62 million+ insurance agency with over 70 agents and subproducers. From 2016 to the present, Mr. Zell has been president of ThirdPatent Holdings and ThirdPro HMM, which provide social media audits for parents, colleges, universities, human resources professionals, and professional sports. Mr. Zell earned a Bachelors Degree in Economics from Sewanee: The University of the South in Sewanee, Tennessee.

Mike Elkin became the Company’s Chief Financial Officer on October 1, 2020. Mr. Elkin has over 20 years of experience as a controller and financial manager. His experience includes providing financial and accounting advice to REIT’s, non-profits and turnaround situations in the manufacturing, distribution and service company sectors. Since 2017, Mr. Elkin has served as the controller for a private Real Estate Investment Trust (“REIT”). From 2005 to 2006, Mr. Elkin operated a consulting business in which he served as part-time controller or chief financial officer for various private businesses. Mr. Elkin has a B.S. Degree in Accounting from the University of Florida, a Masters Degree in Accounting from Nova Southeastern University, and a Masters Degree in Finance from Florida International University. Mr. Elkin has been recognized by the Jacksonville Business Journal as CFO of the year. He was also honored by the Jacksonville Jewish Journal for Social Action Work in the community.

None of the directors and executive officers share any familial relationship with any other executive officers or key employees.

None of the directors and executive officers has been involved in any legal proceedings as listed in Regulation S-K, Item 401(f).

Director Nomination Process

Our Board is responsible for overseeing the selection of persons to be nominated to serve on our Board, and has not formed separate nominating committee. The Board believes that nominating decisions are best determined by the entire board in light of a recent proxy solicitation effort by certain shareholders to make changes to the board’s composition. The Board does not have a formal policy on Board candidate qualifications. The Board may consider those factors it deems appropriate in evaluating director nominees made either by the Board or stockholders, including judgment, skill, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, the directors evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met. “Diversity,” as such, is not a criterion that the Board considers. The directors will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. The directors will not evaluate candidates differently based on who has made the recommendation.

The Board nomination process is designed to ensure that the Board fulfills its responsibility to recommend candidates who are properly qualified to serve the Company for the benefit of all of its stockholders, consistent with the standards established by the Board under our corporate governance principles. There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors.

Audit Committee Functions

Since May 2020, we have not had a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. Prior to May 2020, we had an Audit Committee, the only member of which was Gary Herman. When constituted, the Audit Committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of the Company. More specifically, it assists the Board of Directors in fulfilling its oversight responsibilities relating to (i) the quality and integrity of our financial statements, reports and related information provided to stockholders, regulators and others, (ii) our compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of our independent registered public accounting firm, (iv) the internal control over financial reporting that management and the Board have established, and (v) the audit, accounting and financial reporting processes generally. The Committee is also responsible for review and approval of related-party transactions. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company for, outside legal, accounting or other advisors as it deems necessary to carry out its duties. During periods in which the Company does not have an active Audit Committee, the entire board performs the functions of the Audit Committee.

Audit Committee Financial Expert

The Board has determined that it does not have an “audit committee financial expert” within the meaning of SEC rules.

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report, and posted on the Company’s website, www.creativelearningcorp.com. In addition, the Company will provide a copy of the Code of Ethics to any shareholder who submits a written request in writing to our chief executive officer at Creative Learning Corp., 475 W Townplace, Suite, A, St. Augustine, FL 32092; e-mail: rwhiton@creativelearningcorp.com

Communication with the Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended September 30, 2019, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

●	John Simento, a director, failed to file a Form 3 after he was elected to the board of directors on May 19, 2020;

●	R. Gary Zell, II, a director, failed to file a Form 3 after he was elected to the board of directors on May 19, 2020;

●	Rod K. Whiton, an officer and director, filed a late Form 4 on May 27, 2020 reporting the purchase of 800,000 shares of common stock on May 7, 2020;

●	Blake Furlow, a 10% shareholder, filed a late Form 4 on May 26, 2020 reporting various transactions between January 16, 2020 and May 8, 2020, including the sale of 800,000 shares to Mr. Whiton.

Item 11. Executive Compensation

The following identifies the elements of compensation for fiscal years 2020 and 2019 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2020, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2020 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2020.

Based on our compensation for the fiscal year ended September 30, 2020, Bart Mitchell, Rod Whiton and Christopher Rego constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

			Stock	All Other
	Fiscal		Compensation	Compensation
Name and Principal Position	Year	Salary	(4)	(5)	Total
Rod K. Whiton (1)	2020	$33,333	$--	$--	$33,333
President	2019	$--	$--	$--	$--

Christopher Rego (2)	2020	$40,000	$--	$--	$40,000
CEO	2019	$--	$--	$--	$--

Bart Mitchell (3)	2020	$118,000	$--	$50,000	$168,000
CEO, CFO and COO	2019	$125,000	$16,764	$10,416	$152,180

1)	Rod K. Whiton acted as our president from June 2, 2020 to September 30, 2020, and our Principal Executive Officer from August 4, 2020 to September 30, 2020.

2)	Christopher Rego acted as our president of one of our operating subsidiaries from February 5, 2020 to April 30, 2020, and CEO from May 1,, 2020 to September 30, 2020. Mr. Rego was our Principal Executive Officer from May 1, 2020 to August 4, 2020.

3)	Bart Mitchell acted as our CEO from October 1, 2019 to April 29, 2020, when he was replaced by Mr. Rego, and as our president from May 2020 to June 2, 2020, when he resigned. Mr. Mitchell acted as our CFO and COO from October 15, 2018 to September 30, 2019. Mr. Mitchell was our Principal Executive Officer from October 1, 2019 to April 30, 2020.

4)	Consists of 166,667 shares issued to Mr. Mitchell in 2019 as a bonus under his employment agreement valued at $10,000, and 112,739 shares issued to Mr. Mitchell in 2019 for board compensation valued at $6,764.

5)	Consists of $50,000 of severance paid to Mr. Mitchell in 2020 upon his resignation, and a cash amounts paid to Mr. Mitchell of $10,416 in 2019 for board compensation.

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension, profit sharing plan but does offer a 401(k) plan. We did not grant any stock options or stock appreciation rights to our named executive officers in the last fiscal year. We did not reprice any options or stock appreciation rights during the last fiscal year. We did not waive or modify any specified performance target, goal or condition to payout with respect to any amount included in any incentive plan compensation included in the summary compensation table.

Compensation Philosophy

The Board is responsible for creating and reviewing the compensation of our executive officers, as well as overseeing our compensation and benefit plans and policies and administering our equity incentive plans. We believe in providing a competitive total compensation package to its executives through a combination of base salary, annual performance bonuses, and long-term equity awards. The executive compensation program is designed to achieve the following objectives:

●	provide competitive compensation that will help attract, retain and reward qualified executives;

●	align executives’ interests with our success by making a portion of the executive’s compensation dependent upon corporate performance; and

●	align executives’ interests with the interests of stockholders by including long-term equity incentives.

The Board believes that our executive compensation program should include annual and long-term components, including cash and equity-based compensation, and should reward consistent performance that meets or exceeds expectations. The Board evaluates both performance and compensation to make sure that the compensation provided to executives remains competitive relative to compensation paid by companies of similar size and stage of development operating in the payment processing industry and taking into account our relative performance and its own strategic objectives.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2020.

Employment Agreements

We were party to an employment agreement with Bart Mitchell, our current chief executive officer, dated October 16, 2018. Under the employment agreement, Mr. Mitchell was employed as our chief financial officer and chief operating officer, was entitled to cash compensation of $125,000 per year, and was entitled to a grant of restricted stock with a value of $10,000 on the last day of each completed year of employment. Mr. Mitchell is also entitled to discretionary bonuses on an annual basis, and the right to participate in medical and dental coverage, a 401K plan and any other benefits offered to employees of the Company.

On October 1, 2019, Mr. Mitchell was appointed our chief executive officer, and no longer served as our chief financial officer or chief operating officer. At the same time, the Company entered into an employment agreement with Mr. Mitchell dated October 1, 2019, which had a term of one year. Under the employment agreement, Mr. Mitchell was entitled to a base salary of $150,000 per year. In addition, Mr. Mitchell was entitled to a stock grant on the last day of the term of his employment equal to the lesser of the shares of common stock with a value of $15,000 or 200,000 shares. In the event Mr. Mitchell was terminated prior to the end of the term of the agreement, the number of shares would be prorated based on the actual number of days he worked for the Company.

On April 30, 2020, Christopher Rego was appointed chief executive officer of the Company, and Bart Mitchell was appointed president of the Company. On June 2, 2020 Bart Mitchell tendered his resignation to the Company as president, effective as of the close of business on June 8, 2020. At such time he received a severance package of $50,000.

On June 8, 2020, the Company’s board approved a salary of $120,000 per year for Mr. Rego, the Company’s chief executive officer. The Company does not have an employment agreement with Mr. Rego.

On June 2, 2020, the Company’s board approved a salary of $100,000 per year for Mr. Whiton, the Company’s president. The Company does not have an employment agreement with Mr. Whiton.

Severance and Change of Control Benefits

The Company does not currently have any agreements with its named executive officers or directors which provide for severance or change of control benefits.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension or profit-sharing plan.

The Company sponsors a 401(k) plan, in which our named executive officer’s are allowed to participate  on the same basis as our other employees. Effective May 1, 2015, our Board approved a matching contribution of 100% on the first 4% of an employee’s compensation which is treated as an elective deferral. During the years ended September 30, 2020 and 2019, the Company made contributions to this plan of approximately $10,775 and $5,633, respectively.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended September 30, 2020.

Name	Fee Earned or Paid in Cash ($) (2)	Restricted Stock Awards ($)(1)	All Other Compensation ($)	Total $
Gary Herman	$7,500	$2,500	--	$10,000
JoyAnn Kenny-Charlton	$--	$--	--	--
John Simento	$--	$--	--	--
R. Gary Zell, II	$--	$--	--	--

(1)	Includes 35,714 shares issued to Mr. Herman for director compensation valued at $2,500.

(2)	Excludes travel expense reimbursements.

Name	Number of Shares Subject to Option Awards Held as of September 30, 2020
JoyAnn Kenny-Charlton	216,000

For a more detailed description of the assumptions used for purposes of determining grant date fair value, see Note (1) to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Share-Based Compensation” included in the Form 10-K for the 2020 fiscal year.

Our Board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 21, 2020, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
5% Beneficial Owners:
Blake Furlow (2) 2110 N. Westgate Drive Boise, ID 83704	2,301,239	17.3%
Michelle Cote (3) 1600 San Carlos St. St. Augustine, FL 32080	1,420,000	10.7%
Named Executive Officers and Directors:
Rod Whiton (4) (7)	1,299,035	9.8%
JoyAnn Kenny-Charlton (5) (7)	488,472	3.6%
Christopher Rego (6) (7)	666,250	5.0%
John Simento (7)	--	--%
R. Gary Zell, II (7)	--	--%
All Officers and Directors as a Group	2,150,257	14.5%

(1)	Based upon 13,298,310 shares of Common Stock issued and outstanding as of December 21, 2020.

(2)	Includes 51,029 shares owned by Mr. Furlow's spouse.

(3)	All shares held by Cote Trading, LLC, an entity controlled by Ms. Cote.

(4)	Includes 6,067 shares held in UTMA accounts for Mr. Whiton's children, over which Mr. Whiton has voting and dispositive power.

(5)	Includes 216,000 shares issuable pursuant to warrants held by Ms. Kenny-Charlton which are immediately exercisable.

(6)	All shares are owned in joint tenancy with the spouse.

(7)	The address for the shareholder is c/o Creative Learning Corp., 475 W Townplace, Suite, A, St. Augustine, FL 32092.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2020 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	–	–	–
Equity compensation plans not approved by security holders
May 2017 Options Grants	1,764,000	0.30	—
September 2017 Options Grants	118,793	0.18	—
March 2019 Options Grants	294,778	0.17	—
Total	2,177,571	0.23	—

Item 13. Certain Relationships and Related Transactions, and Director Independence

Effective September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow received a severance payment of $30,000 pursuant to the terms of a Severance Agreement. Pursuant to his employment agreement, the Company also issued an aggregate of 566,176 shares of Common Stock to Mr. Furlow.

On September 27, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company approved the issuance of (i) 99,362, (ii) 272,472, (iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively as well as a total of cash payments of $85,041.

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the year ended September 30, 2020 the Company recognized royalty revenue from the franchise of $16,650 and recognized marketing fee revenue from the franchise of $829. Total payments made by the franchisee were $7,681. As of September 30, 2020 and 2019 the accounts receivable balance with the franchise was $11,894 and $21,536, respectively and the franchises had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equally $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the U.A.E., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license form the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise.

Mr. Rego is also the CEO of Teknowland, a software development company, with which the Company entered into an agreement on March 10, 2020. The term of the agreement is nine months and calls for a development fee of $12,900 per month. During the year ended September 30, 2020 the Company paid seven months payments of $12,900 in accordance with the terms of the agreement and paid an additional $15,700 for additional services, for a total of $106,000.

On or about December 6, 2019, Christopher Rego and Rod Whiton (the “Solicitors”), prior to their appointments as officers or directors of the Company, commenced a consent solicitation to the shareholders of the Company and on February 5, 2020, the Company and the Solicitors entered into an agreement to settle their dispute over the consent solicitation. The settlement resulted in the Company paying $10,000 as reimbursement for certain costs that they incurred related to the consent solicitation, the Company agreeing to appoint Mr. Rego and Mr. Whiton to the board, and the Company’s agreeing to appoint Mr. Rego as chief executive officer, among other provisions. The Company ultimately paid a total of $20,000 in costs incurred by Messrs. Rego and Whiton in relation to the consent solicitation.

Director Independence

Our current Board consists of JoyAnn Kenny-Charlton, Christopher Rego, Rod Whiton, John Simento and R. Gary Zell. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director at any time in the past three years (a) was employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) was, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) was, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) was, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have three independent directors: JoyAnn Kenny-Charlton, John Simento and R. Gary Zell, II.

The Board does not currently have any committees. The Board has approved the formation of an Audit Committee, and an Audit Committee charter, but no members currently serve on the Audit Committee. The independent directors perform the functions of the Audit Committee.

Policies with Respect to Transactions with Related Persons

The Board has adopted a Code of Ethics, which is available at www.creativelearningcorp.com, that sets forth various policies and procedures intended to promote the ethical behavior of the Company’s employees, officers and directors. The Code of Ethics describes our policy on conflicts of interest.

The executive officers and the Board are also required to complete a questionnaire on an annual basis which requires them to disclose any related person transactions and potential conflicts of interest. The responses to these questionnaires are reviewed by outside corporate counsel, and, if a transaction is reported by an independent director or executive officer, the questionnaire is submitted to the Audit Committee, or the independent directors if there is no Audit Committee. If necessary, the Audit Committee or the independent directors, as applicable, will determine whether the relationship is material and will have any effect on the director’s independence. After making such determination, the Audit Committee or independent directors, as applicable, will report its recommendation on whether the transaction should be approved or ratified by the entire Board.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by MAC Accounting Group LLP for the years September 30, 2020 and 2019, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2020	Fiscal Year 2019
Audit Fees (1)	$60,000	$60,000
Audit-Related Fees (2)	$--	$--
Tax Fees (3)	$--	$--
All Other Fees (4)	$--	$--
Total Fees	$60,000	$60,000

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories.

Audit fees represent amounts invoiced for professional services rendered for the audit of the Company’s annual financial statements, including the Form 10-K report, and the reviews of the quarter ending financial statements included in the Company’s Form 10-Q reports.

Pre-Approval Policy and Procedures

We have adopted an Audit Committee charter, which contains policies and procedures which set forth the manner in which the Audit Committee will review and approve all services to be provided by the independent auditor before the auditor is retained to provide such services. The policy requires Audit Committee pre-approval of the terms and fees of the annual audit services engagement, as well as any changes in terms and fees resulting from changes in audit scope or other items. The Audit Committee also pre-approves, on an annual basis, other audit services, and audit-related and tax services set forth in the policy, subject to estimated fee levels, on a project basis and aggregate annual basis, which have been pre-approved by the Audit Committee.

All other services performed by the auditor that are not prohibited non-audit services under SEC or other regulatory authority rules must be separately pre-approved by the Audit Committee. Amounts in excess of pre-approved limits for audit services, audit-related services and tax services require separate pre-approval of the Audit Committee.

All of the services reflected in the above table were approved by the Audit Committee. We have not engaged our auditor to perform any services other than audit services.

Since May 2020, we have not had a separately constituted Audit Committee, and our independent board members have performed the duties of the Audit Committee as described in the Audit Committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements:

●	Reports of Independent Registered Public Accounting Firms;

●	Consolidated Balance Sheets as of September 30, 2020 and September 30, 2019;

●	Consolidated Statements of Operations for the years ended September 30, 2020 and September 30, 2019;

●	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2020 and September 30, 2019.

●	Consolidated Statements of Cash Flows for the years ended September 30, 2020 and September 30, 2019;

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.3	Amended and Restated Bylaws dated December 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2019).

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

10.2	Settlement Agreement dated February 5, 2020 by and among Creative Learning Corporation, Bart Mitchell, Gary Herman, JoyAnn Kenny-Charlton, Christopher Rego, Rod Whiton, John Simento and R. Gary Zell, II (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 4, 2020).

10.3	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated September 30, 2019).

10.4	Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 17, 2018, Registration No. 333-226921).

10.5	Master Software Development Agreement between Teknowland Inc. and Creative Learning Corp. dated March 10, 2020.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015)

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

 To the Stockholders and the Board of Directors of Creative Learning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Creative Learning Corporation and its subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statement of operations, stockholders' equity (deficit) and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Mac Accounting Group, LLP

We have served as the Company's auditor since 2019.

Midvale, Utah

December 30, 2020

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	September 30,	September 30,
	2020	2019

Current Assets:
Cash	$427,659	$522,071
Restricted Cash (marketing fund)	20,194	17,950
Accounts receivable, less allowance for doubtful accounts of approximately $942,000 and $663,000, respectively	269,211	279,109
Prepaid commission expense	212,122	235,129
Prepaid expense	10,452	7,867
Marketing Fund	—	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	9,159	3,000
Total Current Assets	948,797	1,065,126

Prepaid commission expense- net of current portion	512,756	773,062
Notes receivables - net of current portion	—	—
Property and equipment, net of accumulated depreciation of approximately $416,000 and $383,000, respectively	131,618	323,789
Deposits	833	—
Total Assets	$1,594,004	$2,161,977

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$69,527	$107,697
Notes payable	119,980	—
Deferred revenue	915,103	986,039
Accrued liabilities	8,743	125,720
Accrued marketing fund	—	—
Total Current Liabilities	1,113,353	1,219,456

Deferred revenue - net of current portion	2,297,576	3,382,107
Total Liabilities	3,410,929	4,601,563

Commitments and Contingencies (Note 10)	—	—

Stockholders' Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,363,410 shares issued and 13,298,310 shares outstanding as of September 30, 2020; 13,607,102 shares issued and 13,542,002 shares outstanding as of September 30, 2019	1,334	1,360
Additional paid in capital	2,990,080	2,987,554
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626
Accumulated Deficit	(4,773,713)	(5,393,874)
Total Stockholders' Equity (Deficit)	(1,816,925)	(2,439,586)
Total Liabilities and Stockholders' Equity (Deficit)	$1,594,004	$2,161,977

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	September 30,	September 30,
	2020	2019

REVENUES
Royalties fees	$1,448,228	$1,695,788
Initial franchise fees	1,237,994	2,479,921
Marketing fund revenue	130,496	222,653
Technology fees	221,722	118,504
Merchandise sales	—	1,098
TOTAL REVENUES	3,038,440	4,517,964

COST OF GOODS SOLD	—	272
GROSS PROFIT	3,038,440	4,517,692

OPERATING EXPENSES
Salaries, payroll taxes and stock-based compensation	613,683	884,715
Professional, legal and consulting fees	565,996	540,196
Bad debt expense	349,794	(67,018)
Other general and administrative expenses	279,775	206,628
Franchise commissions	288,734	605,620
Franchise training and expenses	3,381	14,880
Depreciation	112,543	115,627
General Advertising	81,413	21,013
Franchisee marketing fund expense	130,496	222,653
Office expense	27,170	19,535
TOTAL OPERATING EXPENSES	2,452,985	2,563,849

OPERATING INCOME (LOSS)	585,455	1,953,843

OTHER INCOME (EXPENSE)	34,706	63,497

INCOME (LOSS) BEFORE INCOME TAXES	620,161	2,017,340

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$620,161	$2,017,340

NET INCOME (LOSS) PER SHARE
Basic	$0.05	$0.17
Diluted	$0.04	$0.17
Basic weighted average number of common shares outstanding	13,402,981	12,043,558
Diluted weighted average number of common shares outstanding	13,784,990	12,043,558

The accompanying notes are an integral part of the consolidated financial statements.

Creative Learning Corporation

Consolidated Statement of Changes in Stockholders' Equity/(Deficit)

					Additional		Total Stockholder's
	Treasury Stock		Common stock		Paid-in	Accumulated	Equity/
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)
Balance October 1, 2018	(65,100)	$(34,626)	12,075,875	$1,207	$2,897,285	$(2,391,525)	$472,341

Stock-based compensation			1,531,227	153	90,269	—	90,422

Adoption of ASC 606	—	—	—	—	—	(5,019,689)	(5,019,689)

Net loss	—	—	—	—	—	2,017,340	2,017,340

Balance September 30, 2019	(65,100)	(34,626)	13,607,102	1,360	2,987,554	(5,393,874)	(2,439,586)

Stock based compensation	—	—	35,714	2	2,498	—	2,500

Shares cancelled	—	—	(279,406)	(28)	28	—	—

Net Income	—	—	—	—	—	620,161	620,161

Balance, September 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,773,713)	$(1,816,925)

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Years ended September 30,
	2020	2019

Cash flows from operating activities:
Net Income/(Loss)	$620,161	$2,017,340
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	112,543	115,627
Gain on sale of assets held for sale	(20,603)	(65,257)
Bad debt expense	349,794	(67,018)
Stock based compensation	2,500	90,422
Changes in operating assets and liabilities:
Accounts receivable	(339,896)	(17,256)
Prepaid expenses	(2,585)	21,858
Prepaid commission expense	283,313	599,992
Deposits	(833)	1,425
Accounts payable	(38,170)	(53,314)
Accrued liabilities	(116,977)	111,115
Deferred revenue	(1,155,467)	(2,259,726)
Accrued marketing fund	-	(97,334)
Net cash provided by (used in) operating activities	(306,220)	397,874

Cash flows from investing activities:
Acquisition of property and equipment	-	(118,838)
Proceeds from the sale of assets	100,231	145,787
(Issuance)/Collection of Notes receivable	(6,159)	12,000
Net cash provided by investing activities	94,072	38,949

Cash flows from financing activities:
Proceeds from notes payable	119,980	-
Net cash provided by financing activities	119,980	-
Net change in cash, cash equivalents and restricted cash	(92,168)	436,823
Cash, cash equivalents and restricted cash at beginning of period	540,021	103,198
Cash, cash equivalents and restricted cash at end of period	$447,853	$540,021

Noncash financing activity:
Shares cancelled	$28	$-

Noncash activity related to FASB ASC 606:	$-	$5,019,689

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2020 and 2019

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Creative Learning Corporation (“CLC”), formerly B2 Health, Inc., was incorporated March 8, 2006 in the State of Delaware. BFK Franchise Company LLC (“BFK”) was formed in the State of Nevada on May 19, 2009. Effective July 2, 2010, CLC was acquired by BFK in a transaction classified as a reverse acquisition. CLC concurrently changed its name from B2 Health, Inc. to Creative Learning Corporation. During fiscal year 2020, BFK eLearning LLC was formed in the State of Delaware.

In addition to the accounts of CLC and BFK, the accompanying consolidated financial statements include the accounts of CLC’s subsidiaries, BFK Development Company LLC (“BFKD”), BFK eLearning LLC (“B4KEL”) and SF LLC (“Sew Fun Studios”). In 2020, the Company decided to put on hold the Sew Fun Studios business.

The organizational documents for BFK Development Company LLC, B4KEL and SF LLC do not specify a termination date. Each of the above listed LLC’s has a single member, controlled 100% by CLC.

The Company also owns a 49% non-controlling interest in Bricks4Schoolz, LLC, which is accounted for under the cost method (subject to the Company’s rescission of its interest).

CLC operates wholly-owned subsidiaries BFK and SF under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children's enrichment and education franchises.

CLC and its wholly owned subsidiaries BFK, BFKD, B4KEL, and SF LLC are hereinafter referred to collectively as the "Company".

Basis of Presentation

The Company financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

International franchise fees vary and are set relative to the potential of the franchised territories. In addition, the Company awards master agreements outside of the United States and Canada. The royalty structure is the same for both our US and International franchisees. Contracts are structured such that the Company collects revenue from foreign franchises in US dollars. We do not have international subsidiaries.

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

The accompanying financial statements do not include the accounts of Bricks4Schoolz, LLC, a 49% owned entity which is accounted for under the cost method (subject to the Company’s rescission of its interest).

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

Amounts recorded as cash, cash equivalents, and restricted cash in the statement of cash flows is as follows:

	September 30,
	2020	2019
Cash	$427,659	$522,071
Cash Equivalents	—	—
Restricted Cash	20,194	17,950
Total	$447,853	$540,021

The Company maintains cash balances which at times exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits. The Company had approximately $-0- cash in excess of the federally insured limit at September 30, 2020 as compared to $241,000 at September 30, 2019.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2020 and 2019 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2020 and 2019 the balance in the allowance for doubtful accounts was approximately $942,000 and $663,000, respectively.

Notes Receivable

Accounting Standards Codification (“ASC”) 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs, allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2020 and 2019 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $91,000, respectively.

Long-Lived Assets

The Company’s long-lived assets currently consist of property and equipment, and prior to the year ended September 30, 2019 included intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.  Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Impairment evaluations involve management’s estimates of asset useful lives and future cash flows.  Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

The Company adopted the new revenue standard (ASC 606) on October 1, 2018 for contracts with remaining performance obligations as of October 1, 2018. The Company elected to apply the new standard retrospectively with an adjustment to the opening balance of retained earnings as of the date of adoption. Under ASC 606, the Company considers initial franchise fees to be a part of the license of symbolic intellectual property (“IP”), therefore the performance obligation related to these fees is satisfied over time as the Company fulfills its promise to grant the customer rights to use, and benefit from, the Company’s IP, as well as support and maintain the IP. The initial franchise fee, then, is recorded as deferred revenue at inception and recognized on a straight-line basis over the contract term.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the year ended September 30, 2019 and 2020 the activity in the deferred revenue account was as follows:

Balance, September 30, 2018	$-
Deferred revenue recognized upon adoption of ASC 606	6,627,872
Initial franchise fees collected	220,195
Revenue recognized into revenue	(2,479,921)
Balance, September 30, 2019	4,368,146
Initial franchise fees collected	82,527
Revenue recognized into revenue	(1,237,994)
Balance, September 30, 2020	3,212,679
Current portion	(915,103)
Deferred revenue, net of current portion	$2,297,576

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2020 were as follows:

Year ended September 30, 2021	$915,103
Year ended September 30, 2022	832,477
Year ended September 30, 2023	698,778
Year ended September 30, 2024	409,865
Year ended September 30, 2025 and thereafter	356,456
Total	$3,212,679

Contract Liability – Accrued Marketing Fund

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presented these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees. During the year ended September 30, 2019 and 2020 the activity in the accrued marketing fund liability account was as follows:

Balance, September 30, 2018	$97,334
Marketing fund billings	125,319
Commissions recognized into expense	(222,653)
Balance, September 30, 2019	-
Marketing fund billings	130,496
Commissions recognized into expense	(130,496)
Balance, September 30, 2020	$-

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2019, the date the Company adopted ASC 606, they capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the year ended September 30, 2019 and 2020 the activity in the contract asset account was as follows:

Balance, September 30, 2018	$-
Prepaid commissions recognized upon adoption of ASC 606	1,608,185
Commissions paid	5,413
Commissions recognized into expense	(605,404)
Balance, September 30, 2019	1,008,191
Commissions paid	5,421
Commissions recognized into expense	(288,734)
Balance, September 30, 2020	724,878
Current portion	(212,122)
Prepaid commission expense, net of current portion	$512,756

General Marketing Costs

General marketing costs are expensed as incurred. The Company incurred general marketing costs for the years ended September 30, 2020 and 2019 of approximately $81,000 and $21,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2020 and 2019, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2020 and 2019, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2017 and forward by the U.S. Internal Revenue Service, and the years 2016 and forward for various states.

Net earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. Any stock options or warrants that would have anti-dilutive effect have been excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 1,795,562 at September 30, 2020 and 2,177,571 at September 30, 2019.

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

Recent accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, which requires lessees to recognize a right-to-use asset and a lease obligation for all leases. Lessees are permitted to make an accounting policy election to not recognize an asset and liability for leases with a term of twelve months or less. Additional qualitative and quantitative disclosures, including significant judgments made by management, are required. The new standard was adopted by the Company in fiscal year 2020 but had no impact on the Company’s financial statements as the Company does not have any leases that meet the criteria under this standard.

All other newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Liquidity

During the current year, the Company had net income of approximately $620,000 and has sufficient cash on hand to cover expenses for the next 12 months.

The recent COVID-19 outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and has adversely affected our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of COVID-19 continues to grow both in the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation is rapidly evolving.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. Among the precautions has been the closure of a substantial portion of the schools in the United States, which has adversely impacted our royalty revenue from franchisees and our ability to sell new franchises. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges, as we adjust to a remote workforce, which could adversely impact our bustiness.

We had cash flows used in operating activities of approximately $306,000 for the year ended September 30, 2020 compared to cash flows provided by operating activities of approximately $398,000 for the year ended September 30, 2019. The decrease in cash flows provided by operating activities for the year ended September 30, 2020 compared to the year ended September 30, 2019 relates primarily to lower franchise and royalty revenues.

We had cash flows provided by investing activities of approximately $94,000 for the year ended September 30, 2020 compared to cash flows provided by investing activities of approximately $39,000 for the year ended September 30, 2019. The increase in cash flows provided investing activities was primarily due to acquiring no property and equipment during the year ended September 30, 2020 compared to acquiring approximately $119,000 during the year ended September 30, 2019.

We had cash flows provided by financing activities of approximately $120,000 for the year ended September 30, 2020, compared to $0 for the year ended September 30, 2019. This was due to the Company receiving proceeds from a loan from the Small Business Administration as further described in Note 10.

  The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

(3) Related Party Transactions

In December 2017, the Company granted a total of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The warrants had an exercise price of $0.14 per share and expired five years from the date of grant. These warrants were valued using the Black Scholes method. The fair value of the warrants on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the year ended September 30, 2018. These warrants were exercised in September 2019 for 14,286 shares of common stock. The Company agreed to waive the $2,000 exercise price owed in total from these warrant holders.

Effective September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow received a severance payment of $30,000 pursuant to the terms of a Severance Agreement. Pursuant to his employment agreement, the Company also issued an aggregate of 566,176 shares of Common Stock to Mr. Furlow.

 Effective September 30, 2019, Bart Mitchell, the Company’s Chief Financial Officer, was appointed Chief Executive Officer of the Company. In connection with his appointment, Mr. Mitchell entered into an Employment Agreement with the Company as of October 1, 2019 for the term of one year. In addition to cash compensation, he was entitled to receive stock grants valued at the lesser of $15,000 or 200,000 Shares of Common Stock on the last day of the completed year of employment. Mr. Mitchell continued to serve as a member of the Board of Directors of the Company, but no longer served as the Company’s Chief Financial Officer. On September 30, 2019, the Company approved the issuance of 166,667 shares to Mr. Mitchell pursuant to his prior employment agreement for compensation earned during the year ended September 30, 2019. Mr. Mitchell resigned as President on June 8, 2020. At such time he received a severance package of $50,000. During fiscal year 2020, Mr. Mitchell no longer wanted his 279,406 shares and returned them to the Company for no consideration and then the Company cancelled them.

On September 27, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company approved the issuance of (i) 99,362, (ii) 272,472, (iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively as well as a total of cash payments of $85,041.

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the year ended September 30, 2020 the Company recognized royalty revenue from the franchise of $16,650 and recognized marketing fee revenue from the franchise of $829. Total payments made by the franchisee were $7,681. As of September 30, 2020 and 2019 the accounts receivable balance with the franchise was $11,894 and $21,536, respectively and the franchises had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equally $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the U.A.E., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license form the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise.

Mr. Rego is also the CEO of Teknowland, a software development company, with which the Company entered into an agreement on March 10, 2020. The term of the agreement is nine months and calls for a development fee of $12,900 per month. During the year ended September 30, 2020 the Company paid seven monthly payments of $12,900 in accordance with the terms of the agreement and paid an additional $15,700 for additional services, for a total of $106,000.

On or about December 6, 2019, Christopher Rego and Rod Whiton (the “Solicitors”), prior to their appointments as officers or directors of the Company, commenced a consent solicitation to the shareholders of the Company and on February 5, 2020, the Company and the Solicitors entered into an agreement to settle their dispute over the consent solicitation. The settlement resulted in the Company paying $10,000 as reimbursement for certain costs that they incurred related to the consent solicitation, the Company agreeing to appoint Mr. Rego and Mr. Whiton to the board, and the Company’s agreeing to appoint Mr. Rego as chief executive officer, among other provisions. The Company ultimately paid a total of $20,000 in costs incurred by Messrs. Rego and Whiton in relation to the consent solicitation.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30,
Description	2020	2019
Depreciable Property and Equipment:
Equipment	$76,434	$76,434
Furniture and Fixtures	83,427	83,427
Property and Improvements	—	127,723
Software	418,570	418,572
Total Depreciable Property and Equipment	578,431	706,156
Accumulated Depreciation	(446,813)	(382,367)
Total Net Property and Equipment	$131,618	$323,789

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

On October 30, 2019, the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on that date.

Depreciation expense totaled approximately $113,000 and $116,000, respectively, for the years ended September 30, 2020 and 2019.

(5) Notes and Other Receivables

At September 30, 2020 and 2019, respectively, the Company held certain notes receivable totaling approximately $100,000 and $94,000 respectively for extended payment terms of franchise fees. The Company had an allowance on notes receivable of $91,000 and $91,000 as of September 30, 2020 and 2019, respectively. The net notes receivable was approximately $9,000 and $3,000 and was included in the consolidated balance sheet as of September 30, 2020 and 2019 respectively. The notes were generally non-interest-bearing notes with monthly payments, payable within one to two years.

	2020	Total
Payment schedules for Notes Receivable	$100,000	$94,000

(6) Accrued Liabilities

The Company had accrued liabilities at September 30, 2020, and September 30, 2019 as follows:

Accrued Liabilities	September 30, 2020	September 30, 2019
Accrued Board Compensation	$5,000	$85,041
Accrued Compensation and payroll taxes	3,743	10,679
Accrued Severance	—	30,000
	$8,743	$125,720

(7) Stock-Based Compensation

In December 2017, the Company granted a total of 14,286 warrants to two Directors of the Company. These warrants were granted in conjunction with the issuance of standby letters of credit from the two directors. The warrants had an exercise price of $0.14 per share and expired five years from the date of grant. These warrants were valued using the Black Scholes method. The fair value of the warrants on the date of grant were $2,000, and the warrants vested immediately. The Company expensed $2,000 in connection with the grant during the year ended September 30, 2018. These warrants were exercised in September 2019 for 14,286 shares of common stock. The Company agreed to waive the $2,000 exercise price owed in total from these warrant holders.

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

Effective September 30, 2019, Blake Furlow resigned as Chief Executive Officer of the Company. Mr. Furlow received a severance payment of $30,000 pursuant to the terms of a Severance Agreement. Pursuant to his employment agreement, the Company also issued an aggregate of 566,176 shares of Common Stock to Mr. Furlow valued at $35,000.

 Effective September 30, 2019, Bart Mitchell, the Company’s Chief Financial Officer, was appointed Chief Executive Officer of the Company. In connection with his appointment, Mr. Mitchell entered into an Employment Agreement with the Company as of October 1, 2019 for the term of one year. In addition to cash compensation, he was entitled to receive stock grants valued at the lesser of $15,000 or 200,000 Shares of Common Stock on the last day of the completed year of employment. Mr. Mitchell continued to serve as a member of the Board of Directors of the Company, but no longer served as the Company’s Chief Financial Officer. On September 30, 2019, the Company approved the issuance of 166,667 shares to Mr. Mitchell pursuant to his prior employment agreement for compensation earned during the year ended September 30, 2019, which were valued at $10,000. Mr. Mitchell resigned as President on June 8, 2020. At such time he received a severance package of $50,000.

On September 27, 2019, in connection with their service on the Board of Directors for fiscal years 2017, 2018 and 2019, the Company approved the issuance of (i) 99,362, (ii) 272,472, (iii) 112,739 and (iv) 272,472 shares of Common Stock to Blake Furlow, Gary Herman, Bart Mitchell and JoyAnn Kenny-Charlton, respectively, for a value of $45,423, as well as a total of cash payments of $85,041.

The following table represents option activity during the years ended September 30, 2020 and 2019:

			Weighted
		Weighted	Average	Weighted
	Number of	Average Exercise	Remaining Life	Average Grant Date
	Options	Price	(years)	Fair Value
Vested and Exercisable at September 30, 2018	2,143,423	$0.28	3.68	$0.16
Cancelled options	(260,630)	$0.20	—	—
Options granted March 21, 2019	294,778	$0.16	—	$0.05
Vested and Exercisable at September 30, 2019	2,177,571	$0.26	2.89	$0.15
Cancelled options	—	$—	—	—
Options granted	—	$—	—	$—
Vested and Exercisable at September 30, 2020	2,177,571	$0.27	1.89	$0.15

The following table represents all outstanding options as of September 30, 2020:

					Weighted
		Average		Average	Average
	Number of	Exercise	Expiration	Remaining	Grant Date
	Options	Price	Date	Life (years)	Fair Value
Granted May 13, 2017	1,764,000	$0.30	05/13/22	1.62	$0.17
Granted September 30, 2017	118,793	$0.18	09/30/22	2.00	$0.13
Granted March 21, 2019	294,778	$0.17	03/19/24	3.47	$0.05
Vested and Exercisable at September 30, 2019	2,177,571	$0.23			$0.15

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

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“Franventures”). The lawsuit seeks return of Company emails and other electronic materials in the possession of the defendants, Company control over the process by which the Company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas have returned certain Company documents that they have identified, but other issues remain. On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. On October 8, 2020 the Court dismissed Brian Pappas’ indemnity counterclaim without prejudice.

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures, LLC (“FV”) filed suit against the Company alleging that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. The Company is actively litigating this matter. On October 27, 2016, Brian Pappas filed a motion to amend the complaint in Case No. CA 16-236 to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented. The motion has still not been ruled upon by the Court. If Mr. Pappas is granted the right to amend his complaint and does so, the Company will vigorously defend the proposed claim.

The Company’s complaint against Mr. Pappas and Franventures (Case No. CA 15-1076) has been consolidated with Mr. Pappas’ and Franventures’ complaint against the Company (Case No. CA 16-236) for purposes of discovery, but not for any other purpose.

On February 24, 2017, franchisee, Team Kasa, LLC, along with its three owners, filed suit in the Eastern District of New York (Case No. 2:17-cv-01074) against former CEO Brian Pappas and Franventures, as well as four other defendants seeking damages under the New York Franchise Sales Act. The same Plaintiffs also initiated an arbitration proceeding against the Company on the same issues (American Arbitration Association, Case No. 01-17-0001-1968), alleging the Company is jointly and severally liable for damages resulting from the allegations against Mr. Pappas and Franventures. The Company is contesting the allegations and its liability for any damages in the arbitration case. Both cases have been held in abeyance as the parties seek a resolution.

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber, initiated arbitration against the Company (American Arbitration Association, Case No. 01-17-0006-8120). The Plaintiffs allege breach of contract, fraud, material misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. On April 23, 2020, a settlement agreement was entered into between the Plaintiffs and the Company under which the arbitration was dismissed. Pursuant to the settlement agreement, Indy Bricks, LLC will pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s franchise management software.

 On December 6, 2019, the Company initiated arbitration against two franchise owners. This case was settled on February 5, 2020.

In July 2019, the Company entered into an operating agreement for a joint venture known as Bricks4Schoolz, LLC, with BPL Enterprises for Bricks4Schoolz  LLC (“BPL”). Under the operating agreement, the joint venture is granted a license to distribute certain intellectual property of the Company through a software system developed by BPL for the joint venture, provided that the joint venture may only distribute the intellectual property to elementary and middle schools in territories which are not covered by an existing franchisee of the Company. Due to disputes regarding the scope of the license, and the fact that neither Bricks4Schoolz, LLC or BPL were legal entities at the time the operating agreement was executed, the Company has rescinded the operating agreement.

(9) Income Taxes

The components of the deferred tax assets at September 30, 2020 and September 30, 2019 were as follows:

	2020	2019
Deferred tax assets:
Allowance for bad debt	$79,399	$191,083
Charitable contributions	127	127
Stock-based compensation	87,675	87,675
Foreign tax credit	149,238	123,127
Net operating loss	463,512	283,342
Total gross deferred tax asset	779,951	685,355
Deferred tax liabilities:
Depreciation timing difference	(16,614)	(31,324)
ASC 606 Adjustment	(797,356)	(797,356)
Total deferred tax liability	(813,970)	(828,680)
Gross net deferred tax asset	(34,019)	(143,325)
Less: Valuation allowances	34,019	143,325
Net deferred tax asset	$—	$—

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

The components of the provisions for income taxes for the fiscal years ended September 30, 2020 and 2019 are as follows:

	2020	2019
Current:
Federal	$—	$—
State	—	—
Total	—	—
Deferred:
Additional deferred tax related to book tax differences	(179,955)	109,081
Valuation allowance	179,955	(109,081)
Total tax provision	$—	$—

A reconciliation of the provisions for income taxes for the fiscal years ended September 2020 and 2019 as compared to statutory rates is as follows:

	2020		2019
	Amount	%	Amount	%
Provision at statutory rates	$(141,072)	19.85%	$30,835	19.85%
State income tax, net of federal benefit	(39,098)	5.50%	8,546	5.50%
Penalties	—	0.00%	—	0.00%
Meals & entertainment	215	-0.03%	2,923	1.88%
Stock-based compensation	—	0.00%	—	0.00%
Tax credits	—	0.00%	—	0.00%
Other tax differences	—	0.00%	—	0.00%
Change in rate	—	0.00%	—	0.00%
Valuation allowance on deferred tax assets	179,955	-25.3%	(42,304)	-27.2%
Total income tax provision	$—	0.00%	$—	0.00%

(10) Note Payable

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $119,980, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

(11) Subsequent Events

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no such events requiring recognition or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: December 30, 2020	By:	/s/ Rod Whiton
Rod Whiton, President
(Principal Executive Officer)

Dated: December 30, 2020	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Christopher Rego	Director and Chief Executive Officer	December 30, 2020
Christopher Rego

/s/ JoyAnn Kenny-Charlton	Director	December 30, 2020
JoyAnn Kenny-Charlton

/s/ Rod Whiton	President and Director	December 30, 2020
Rod Whiton

/s/ John Simento	Director	December 30, 2020
John Simento

/s/ R. Gary Zell, II	Director	December 30, 2020
R. Gary Zell, II