Form 10-Q
period 2020-12-31
CREATIVE LEARNING Corp
filed 2021-03-17
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2020

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-52883

CREATIVE LEARNING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 W Townplace, Suite A

St Augustine, FL 32092

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,025,838 shares of common stock as of February 2, 2021.

CREATIVE LEARNING CORPORATION

FORM 10-Q

Period Ended December 31, 2020

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q and in our Form 10-K for the year ended September 30, 2020 provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

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

ii

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

	December 31, 2020	September 30, 2020
	(Unaudited)

Current Assets:
Cash	$453,821	$427,659
Restricted Cash (marketing fund)	16,887	20,194
Accounts receivable, less allowance for doubtful accounts of approximately $981,000 and $663,000, respectively	218,710	269,211
Prepaid commission expense	196,870	212,122
Prepaid expense	—	10,452
Marketing fund receivable	6,000	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	8,331	9,159
Total Current Assets	900,619	948,797

Security deposit	—	833
Prepaid commission expense - net of current portion	440,072	512,756
Property and equipment, net of accumulated depreciation of approximately $478,000 and $383,000, respectively	100,533	131,618
Total Assets	$1,441,224	$1,594,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$67,484	$69,527
SBA Loan - PPP	119,980	119,980
Deferred revenue	838,049	915,103
Accrued liabilities	22,588	8,743
Total Current Liabilities	1,048,101	1,113,353

Deferred revenue - net of current portion	1,986,581	2,297,576
Total Liabilities	3,034,682	3,410,929

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,363,410 shares issued and 13,298,310 shares outstanding as of December 31, 2020 13,363,410 shares issued and 13,298,310 shares outstanding as of September 30, 2020	1,334	1,334
Additional paid in capital	2,990,080	2,990,080
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(4,550,246)	(4,773,713)
Total Stockholders’ Equity (Deficit)	(1,593,458)	(1,816,925)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,441,224	$1,594,004

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended December 31,
	2020	2019

REVENUES
Royalties fees	$331,892	$440,942
Marketing fund revenue	—	58,102
Initial franchise fees	389,004	260,693
Technology fees	36,112	29,483
Merchandise sales	—	—
TOTAL REVENUES	757,008	789,220

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	137,359	137,443
Professional, legal and consulting fees	105,287	160,998
Bad debt expense	49,211	11,627
Other general and administrative expenses	122,717	47,426
Franchise commissions	87,936	59,528
Franchise training and expenses	—	1,421
Depreciation	31,253	28,086
General advertising	1,724	1,888
Franchise marketing fund expense	—	58,102
Office expense	—	2,349
TOTAL OPERATING EXPENSES	535,487	508,868

OPERATING INCOME	221,521	280,352

OTHER INCOME (EXPENSE)	1,946	18,796

INCOME BEFORE INCOME TAXES	223,467	299,148

PROVISION FOR INCOME TAXES	—	—

NET INCOME	$223,467	$299,148

NET INCOME PER SHARE
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Basic weighted average number of common shares outstanding	13,298,310	13,542,002
Diluted weighted average number of common shares outstanding	13,680,319	13,542,002

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended December 31, 2020

							Total
	Treasury Stock		Common stock		Additional Paid-in	Accumulated	Stockholder’s Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2020	(65,100)	$(34,626)	13,363,816	$1,334	$2,990,080	$(4,773,713)	$(1,816,925)

Net income	—	—	—	—	—	223,467	223,467

Balance, December 31, 2020	(65,100)	$(34,626)	13,362,816	$1,334	$2,990,080	$(4,550,246)	$(1,593,458)

For the three months ended December 31, 2019

							Total
	Treasury Stock		Common stock		Additional Paid-in	Accumulated	Stockholder’s Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,897,554	$(5,393,874)	$(2,439,586)

Net income	—	—	—	—	—	299,148	299,148

Balance, December 31, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,897,554	$(5,094,726)	$(2,140,438)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	December 31,
	2020	2019

Cash flows from operating activities:
Net Income	$223,467	$299,148
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	31,254	28,086
Gain on sale of assets held for sale	—	(20,602)
Bad debt expense	49,211	11,627
Stock based compensation	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,289	(50,731)
Prepaid expenses	10,452	7,867
Prepaid commission expense	87,936	59,528
Deposits	833	—
Accounts payable	(2,043)	38,862
Accrued liabilities	13,845	(102,496)
Deferred Revenue	(388,048)	(241,736)
Accrued marketing fund	(6,000)	(74,418)
Net cash provided by (used in) operating activities	22,196	(44,865)
Cash flows from investing activities:
Acquisition of property and equipment	(169)	—
Sale of assets held for sale	—	100,231
Collection of Notes receivable	828	3,000
Net cash provided by (used in) investing activities	659	103,231
Cash flows from financing activities	—	—
Net change in cash, cash equivalents and restricted cash	22,855	58,366
Cash, cash equivalents and restricted cash at beginning of period	447,853	540,021
Cash, cash equivalents and restricted cash at end of period	$470,708	$598,387

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of December 31, 2020, BFK franchisees operated in 496 territories in 35 states and 40 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2020 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2020.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $17,000 and $20,000 at December 31, 2020 and September 30, 2020, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” or “marketing fund receivable” on the balance sheet.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2020 and September 30, 2020 are adequate, but actual write-offs could exceed the recorded allowance.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the three months ended December 31, 2020 the activity in the deferred revenue account was as follows:

Balance, September 30, 2020	$3,212,679
Initial franchise fees collected	955
Deferred revenue recognized into revenue	(389,004)
Balance, December 31, 2020	2,824,630
Current portion	(838,049)
Deferred revenue, net of current portion	$1,986,581

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2020 were as follows:

Twelve months ended December 31, 2021	$838,049
Twelve months ended December 31, 2022	765,104
Twelve months ended December 31, 2023	607,868
Twelve months ended December 31, 2024	327,067
Twelve months ended December 31, 2025 and thereafter	286,542
Total	$2,824,630

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account for the three months ended December 31, 2020 was as follows:

Marketing fund liability (receivable), September 30, 2020	—
Marketing fund billings recognized into income	—
Marketing funds recognized into expense	—
Marketing funds advanced by the Company	(6,000)
Marketing fund liability (receivable), December 31, 2020	$(6,000)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, it capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the three months ended December 31, 2020, the activity in the contract asset account was as follows:

Balance, September 30, 2020	$724,878
Commissions paid	—
Commissions recognized into expense	(87,936)
Balance, December 31, 2020	636,942
Current portion	(196,870)
Prepaid commission expense, net of current portion	$440,072

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months ended December 31, 2020 and 2019 of $1,724 and $1,888.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the three months ended December 31, 2020.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2020 and September 30, 2020, respectively, and has not recognized interest and/or penalties during the three months ended December 31, 2020, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

(2) Notes and Other Receivables

At December 31, 2020 and September 30, 2020, the Company held certain notes receivable totaling approximately $8,000 and $9,000, respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable bear interest of 4% per annum with monthly payments, payable within four years. The Company analyzes the collectability of all receivables and reserves accordingly.

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

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber, initiated arbitration against the Company (American Arbitration Association, Case No. 01-17-0006-8120). The Plaintiffs allege breach of contract, fraud, misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. On April 23, 2020, a settlement agreement was entered into between the Plaintiffs and the Company under which the arbitration was dismissed. Pursuant to the settlement agreement, Indy Bricks, LLC will pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s franchise management software.

(4) Sale of Condominium

On October 30, 2019 the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on that date.

(5) Related Party Transactions

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the three months ended December 31, 2020 the Company recognized royalty revenue from the franchise of $24,734 and recognized marketing fee revenue from the franchise of $0. Total payments made by the franchisee were $9,000. As of December 31, 2020 and September 30, 2020 the accounts receivable balance with the franchisee was $27,628 and $11,894, respectively and the franchisee had deferred revenue balances of $0.

Christopher Rego, our chief executive officer, is also the CEO of Teknowland, a software development company, with which the Company entered into an agreement on March 10, 2020 to perform development and maintenance services in relation to the Company’s franchise management software. The term of the agreement is six months, subject to auto-renewal until Teknowland had completed its obligations under the agreement, but subject to each party’s right to terminate the agreement at any time on 30 days’ notice. Under the agreement, the Company was obligated to pay Teknowland a fee of $12,900 per month for development and maintenance services. Starting in November 2020, the Company and Teknowland orally agreed to reduce the monthly amount that the Company is obligated to pay to $3,000 per month.

During the year ended September 30, 2020, the Company and Mr. Rego orally agreed that Mr. Rego and Teknowland would develop an eLearning program to enable the Company to offer educational programs over the internet. No agreement was reached regarding whether the Company or Teknowland would own the eLearning program, or the terms under which the Company would be entitled to use the program on a long-term basis, whether as owner or licensee. The Company orally agreed to pay Teknowland $10,000 per month for five months for hosting and content costs incurred by Teknowland, of which $40,000 has been paid. After testing the program, the Company’s board decided in December 2020 not to pursue the E-Learning program. The Company and Teknowland mutually agreed that the Company would transfer and assign all of its rights to the E-Learning program to Teknowland in February 2021. See Note 6 – Subsequent Events.

(6) Subsequent Events

Subsequent to December 31, 2020, JoyAnn Kenny-Charlton, a director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services.

Beginning in January 2021, Teknowland began hosting the Company’s website at a cost of $5,000 per month pursuant to an oral agreement.

On February 12, 2021, the Company, Chris Rego and Teknowland entered into an agreement under which the parties mutually agreed to terminate the March 10, 2020 agreement to develop and maintain the Company’s franchise management system, and the oral agreement under which Teknowland hosted the Company’s website. In both cases, the Company has engaged an independent firm to provide the services. Under the same agreement, the Company agreed to transfer and assign to Teknowland all of the Company’s rights in an E-Learning program developed by Teknowland for the Company. The Company evaluated the E-Learning program on a trial basis, and elected not to pursue it as a line of business. The Company agreed to pay Teknowland $50,000 to pay all invoices associated with the two agreements and the E-Learning program, of which $20,000 was payable at execution of the agreement, $20,000 is payable 30 days later and $10,000 is payable 60 days later.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of December 31, 2020, the Company had 496 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 141 Bricks 4 Kidz® sub-franchises operating in 40 countries.

The Company temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 and 2019 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company has completed all required financial statements, and expects to update its FDDs shortly to resume new franchise sales. However, the resumption of new franchise sales may be further delayed due to disruptions caused by the COVID-19 pandemic. At this time, the Company is unable to predict when it will resume new franchise sales.

First Quarter 2021 Highlights

Initial franchise fees were $389,004 during the quarter ended December 31, 2020, as compared to $260,693 during the quarter ended December 31, 2019. The increase in initial franchise fees during the three months ended December 31, 2020 was primarily due to the acceleration of deferred revenues in 2020 due to the offboarding of franchisees during the three months ended December 31, 2020, which was partially offset by fewer new franchise sales due to the Coronavirus (“COVID-19”) pandemic.

Royalty fee revenues were $331,892 during the quarter ended December 31, 2020, as compared to $440,942 during the quarter ended December 31, 2019. Royalty fee revenues decreased by approximately $109,000 for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019 due to the offboarding of franchisees during the year ended September 30, 2020, which resulted in fewer franchisees were charged royalties in the current period versus the same period of the prior year. In addition, royalty fee revenues were lower because of the interruption of normal operation at many franchises because of the COVID-19 pandemic.

Marketing fund revenues were $0 during the quarter ended December 31, 2020, as compared to $58,102 during the quarter ended December 31, 2019. The Company had no marketing fund revenue in the three months ended December 31, 2020 due to the impact of COVID-19. In particular, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease charging our franchises for marketing fees in March 2020. The Company expects to resume charging franchisees for marketing when they are able to return to normal operations following the COVID-19 pandemic.

Technology fees were $36,112 during the quarter ended December 31, 2020, as compared to $29,483 during the quarter ended December 31, 2019. Technology fees increased by 22% from the prior period due to the Company charging franchisees for the use of their online platform.

Operating expenses were $535,487 during the quarter ended December 31, 2020, as compared to $508,868 during the quarter ended December 31, 2019. Operating expenses increased by approximately $27,000 in the three months ended December 31, 2020, as compared to the same period in 2019, primarily due to higher website maintenance and rent expenses.

The net income for the three months ended December 31, 2020 was approximately $223,000 as compared to $299,000 in three months ended December 31, 2019. The decrease was a result of lower revenues and higher expenses. The lower revenues were due to more offboards of franchises in fiscal 2020, which resulted in lower royalty fee revenue in the current period which was partially offset by the higher recognition of deferred revenue in the current period. The higher expenses, as explained above, were due to increases in website maintenance and rent expense.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. As of December 31, 2020, the Company had approximately $450,000 of unrestricted cash, and generated cash flow from operations of approximately $22,000 in the quarter ended December 31, 2020. The Company believes it has sufficient cash on hand to cover expenses for the next 12 months.

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

During the three months ended December 31, 2019, the Company completed the sale of a condominium conference space for proceeds of approximately $100,000 and recorded a gain of approximately $21,000, which represented the excess of the proceeds over the carrying value on the date of sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2020, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Changes in Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. As of the Evaluation Date, the Company discovered that it lacked controls to ensure that all sources of revenue are properly deposited in the Company’s accounts, and that any changes require the signature of two or more officers. The Company is conducting a review of all banking and payment processing relationships to ensure that the proper controls are in place, and expects to remediate the deficiency shortly. Other than the change identified earlier in this paragraph, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company continues to have the following material weaknesses in internal control:

•	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

•	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience.

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2020 are fairly stated, in all material respects, in accordance with GAAP.

PART II

Item 1. Legal Proceedings

The discussion of pending legal matters included in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 is incorporated herein by reference.  There have been no material changes in legal proceedings since the filing of the Form 10-K.

Item 1A. Risk Factors

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 1A of the Company’s most recent annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2020, the Company did not issue any shares of common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Exhibit

31.1	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Act of 1934, as amended.

32.2	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: March 17, 2021	By:	/s/ Mike Elkin
Mike Elkin
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: March 17, 2021	By:	/s/ Rod K. Whiton
Rod K. Whiton
President (Principal Executive Officer)