Form 10-Q
period 2021-03-31
CREATIVE LEARNING Corp
filed 2021-05-17
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,175,838 shares of common stock as of April 30, 2021.

CREATIVE LEARNING CORPORATION

FORM 10-Q

Period Ended March 31, 2021

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

ii

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

	March 31, 2021	September 30, 2020
	(Unaudited)

Current Assets:
Cash	$393,285	$427,659
Restricted Cash (marketing fund)	14,330	20,194
Accounts receivable, less allowance for doubtful accounts of approximately $1,035,000 and $942,000, respectively	230,803	269,211
Prepaid commission expense	182,273	212,122
Prepaid expense	11,042	10,452
Marketing fund receivable	2,557	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	7,503	9,159
Total Current Assets	841,793	948,797

Security deposit	—	833
Prepaid commission expense - net of current portion	370,142	512,756
Property and equipment, net of accumulated depreciation of approximately $501,000 and $416,000, respectively	80,008	131,618
Total Assets	$1,291,943	$1,594,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$57,164	$69,527
SBA Loan - PPP	119,980	119,980
Deferred revenue	781,915	915,103
Accrued liabilities	22,588	8,743
Total Current Liabilities	981,647	1,113,353

Deferred revenue - net of current portion	1,692,612	2,297,576
Total Liabilities	2,674,259	3,410,929

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,240,938 shares issued and 13,175,838 shares outstanding as of March 31, 2021
13,363,410 shares issued and 13,298,310 shares outstanding as of September 30, 2020	1,322	1,334
Additional paid in capital	3,020,092	2,990,080
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(4,369,104)	(4,773,713)
Total Stockholders’ Equity (Deficit)	(1,382,316)	(1,816,925)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,291,943	$1,594,004

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,		For the six months ended March 31,
	2021	2020	2021	2020

REVENUES
Royalty fees	$304,582	$465,515	$636,474	$906,457
Marketing fund revenue	—	88,692	—	146,794
Initial franchise fees	350,104	238,278	739,108	498,971
Technology fees	55,321	56,331	91,433	85,814
Merchandise sales	—	—	—	—
TOTAL REVENUES	710,007	848,816	1,467,015	1,638,036

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	107,411	141,323	244,770	278,766
Professional, legal and consulting fees	188,915	189,879	294,202	350,877
Bad debt expense	53,728	17,741	102,939	29,368
Other general and administrative expenses	70,056	60,003	192,773	109,778
Franchise commissions	84,492	60,181	172,428	119,709
Franchise training and expenses	—	1,873	—	3,294
Depreciation	23,353	26,740	54,606	54,826
General advertising	915	3,417	2,639	5,305
Franchise marketing fund expense	—	88,692	—	146,794
TOTAL OPERATING EXPENSES	528,870	589,849	1,064,357	1,098,717

OPERATING INCOME (LOSS)	181,137	258,967	402,658	539,319

OTHER INCOME (EXPENSE)	5	(3,029)	1,951	15,767

INCOME (LOSS) BEFORE INCOME TAXES	181,142	255,938	404,609	555,086

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$181,142	$255,938	$404,609	$555,086

NET INCOME PER SHARE
Basic	$0.01	$0.02	$0.03	$0.04
Diluted	$0.01	$0.02	$0.03	$0.04
Basic weighted average number of common shares outstanding	13,027,505	13,572,614	13,164,395	13,557,224
Diluted weighted average number of common shares outstanding	13,389,636	13,572,614	13,389,636	13,557,224

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended March 31, 2021

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,550,246)	$(1,593,458)

Shares Issued	—	—	150,000	15	29,985	—	30,000

Shares Cancelled	—	—	(272,472)	(27)	27	—	—

Net Income	—	—	—	—	—	181,142	181,142

Balance, March 31, 2021	(65,100)	$(34,626)	13,240,938	$1,322	$3,020,092	$(4,369,104)	$(1,382,316)

For the six months ended March 31, 2021

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,773,713)	$(1,816,925)

Shares Issued	—	—	150,000	15	29,985	—	30,000

Shares Cancelled	—	—	(272,472)	(27)	27	—	—

Net Income	—	—	—	—	—	404,609	404,609

Balance, March 31, 2021	(65,100)	$(34,626)	13,240,938	$1,322	$3,020,092	$(4,369,104)	$(1,382,316)

For the three months ended March 31, 2020

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,897,554	$(5,094,726)	$(2,140,438)

Compensatory stock issuances	—	—	35,714	2	2,498	—	2,500

Net income	—	—	—	—	—	255,938	255,938

Balance, March 31, 2020	(65,100)	$(34,626)	13,642,816	$1,362	$2,990,052	$(4,838,788)	$(1,882,000)

For the six months ended March 31, 2020

					Additional		Total
	Treasury Stock		Common stock		Paid-in	Accumulated	Stockholder’s
	Shares	Value	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,897,554	$(5,393,874)	$(2,439,586)

Compensatory stock issuances	—	—	35,714	2	2,498	—	2,500

Net income	—	—	—	—	—	555,086	555,086

Balance, March 31, 2020	(65,100)	$(34,626)	13,642,816	$1,362	$2,990,052	$(4,838,788)	$(1,882,000)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net Income	$404,609	$555,086
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	54,606	54,826
Gain on sale of assets held for sale	—	(20,602)
Bad debt expense	29,368	29,368
Stock based compensation	30,000	2,500
Changes in operating assets and liabilities:
Accounts receivable	9,040	(136,271)
Prepaid expenses	(590)	(5,084)
Prepaid commission expense	172,428	117,557
Deposits	833	(833)
Accounts payable	(12,363)	(45,968)
Accrued liabilities	13,880	(70,100)
Deferred Revenue	(738,153)	(442,585)
Accrued marketing fund	(2,557)	(64,189)
Net cash provided by (used in) operating activities	(38,898)	(26,295)
Cash flows from investing activities:
Acquisition of property and equipment	(2,996)	—
Sale of assets held for sale	—	100,231
Collection of Notes receivable	1,656	(7,815)
Net cash provided by (used in) investing activities	(1,340)	92,416
Cash flows from financing activities	—	—
Net change in cash, cash equivalents and restricted cash	(40,238)	66,121
Cash, cash equivalents and restricted cash at beginning of period	447,853	540,021
Cash, cash equivalents and restricted cash at end of period	$407,615	$606,142

Noncash financing activity:
Shares cancelled	$27	$—

Supplemental cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of March 31, 2021, BFK franchisees operated in 496 territories in 35 states and 40 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months and six months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2020.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $14,000 and $20,000 at March 31, 2021 and September 30, 2020, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” or “marketing fund receivable” on the balance sheet.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at March 31, 2021 and September 30, 2020 are adequate, but actual write-offs could exceed the recorded allowance.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the six months ended March 31, 2021 the activity in the deferred revenue account was as follows:

Balance, September 30, 2020	$3,212,679
Initial franchise fees collected	956
Deferred revenue recognized into revenue	(739,108)
Balance, March 31, 2021	2,474,527
Current portion	(781,915)
Deferred revenue, net of current portion	$1,692,612

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2021 were as follows:

Twelve months ended March 31, 2022	$781,915
Twelve months ended March 31, 2023	697,838
Twelve months ended March 31, 2024	516,370
Twelve months ended March 31, 2025	252,471
Twelve months ended March 31, 2026 and thereafter	225,933
Total	$2,474,527

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account for the six months ended March 31, 2021 was as follows:

Marketing fund liability (receivable), September 30, 2020	$—
Marketing fund billings recognized into income	—
Marketing funds recognized into expense	—
Marketing funds advanced by the Company	(2,557)
Marketing fund liability (receivable), March 31, 2021	$(2,557)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, it capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the six months ended March 31, 2021, the activity in the contract asset account was as follows:

Balance, September 30, 2020	$724,878
Commissions paid	(35)
Commissions recognized into expense	(172,428)
Balance, March 31, 2021	552,415
Current portion	(182,273)
Prepaid commission expense, net of current portion	$370,142

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months and six months ended March 31, 2021 of $915 and $2,639, respectively and $3,417 and $5,305, for the quarter and six months ended March 31, 2020.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the six months ended March 31, 2021.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2021 and September 30, 2020, respectively, and has not recognized interest and/or penalties during the six months ended March 31, 2021, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

During the six months ended March 31, 2021, the Company issued 150,000 shares to a vendor in exchange for professional services and expensed $30,000 in connection with the stock issuance.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Notes and Other Receivables

At March 31, 2021 and September 30, 2020, the Company held certain notes receivable totaling approximately $8,000 and $9,000, respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable bear interest of 4% per annum with monthly payments, payable within four years. The Company analyzes the collectability of all receivables and reserves accordingly.

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

(5) Related Party Transactions

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the six months ended March 31, 2021 the Company recognized royalty revenue from the franchise of $7,875 and recognized marketing fee revenue from the franchise of $0. Total payments made by the franchisee were $2,834. As of March 31, 2021 and September 30, 2020 the accounts receivable balance with the franchisee was $3,143 and $11,894, respectively and the franchisee had deferred revenue balances of $0.

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

On February 12, 2021, the Company, Chris Rego and Teknowland entered into an agreement under which the parties mutually agreed to terminate the March 10, 2020 agreement to develop and maintain the Company’s franchise management system, and the oral agreement under which Teknowland hosted the Company’s website. In both cases, the Company has engaged an independent firm to provide the services. Under the same agreement, the Company agreed to transfer and assign to Teknowland all of the Company’s rights in an E-Learning program developed by Teknowland for the Company. The Company evaluated the E-Learning program on a trial basis, and elected not to pursue it as a line of business. The Company agreed to pay Teknowland $50,000 to pay all invoices associated with the two agreements and the E-Learning program, of which $20,000 was payable at execution of the agreement, $20,000 was payable 30 days later and $10,000 was payable 60 days later. As of March 31, 2021 $20,000 has been paid and $30,000 is still owed.

 During the six months ended March 31, 2021, JoyAnn Kenny-Charlton, a director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services.

(6) Subsequent Events

 None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of March 31, 2021, the Company had 496 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 141 Bricks 4 Kidz® sub-franchises operating in 40 countries.

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

Three and Six Months ended March 31, 2021 and 2020

Revenues were $710,007 and $1,467,015 during the three and six months ended March 31, 2021, respectively, as compared to $848,816 and $1,638,036 during the three and six months ended March 31, 2020, respectively. The drop in gross revenues in 2021 as compared to 2020 is mainly attributable to decreases in royalty fees and marketing fund revenue, which was offset by an increase in initial franchise fees caused by the offboarding of existing franchisees. The decline in revenues in 2021 as compared to 2020 was mainly the result of the impact of the Coronavirus (“COVID-19”) pandemic on our business.

Initial franchise fees were $350,104 and $739,108 during the three and six months ended March 31, 2021, respectfully, as compared to $238,278 and $498,971 during the three and six months ended March 31, 2020, respectively. The increase in initial franchise fees during the three and six months ended March 31, 2021 was primarily due to the acceleration of deferred revenues in 2021 due to the offboarding of franchisees during the six months ended March 31, 2021, which was partially offset by fewer new franchise sales due to the COVID-19 pandemic.

Royalty fee revenues were $304,582 and $636,474 during the three and six months ended March 31, 2021, respectively, as compared to $465,515 and $906,457 during the three and six months ended March 31, 2020, respectively. Royalty fee revenues decreased as compared to the comparative periods due to the offboarding of franchisees during the year ended September 30, 2020, and the six months ended March 31, 2021, which resulted in fewer franchisees being charged royalties in the current period versus the same period of the prior year. In addition, royalty fee revenues were lower because of the interruption of normal operation at many franchises because of the COVID-19 pandemic.

Marketing fund revenues were $0 during the six months ended March 31, 2021, as compared to $146,794 during the six months ended March 31, 2020. The Company had no marketing fund revenue in the current period due to the impact of COVID-19. In particular, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease charging our franchises for marketing fees in March 2020. The Company expects to resume charging franchisees for marketing when they are able to return to normal operations following the COVID-19 pandemic.

Technology fees were $55,321 and $91,433 during the three and six months ended March 31, 2021, respectively, as compared to $56,331 and $85,814 during the three and six months ended March 31, 2020, respectively. Technology fees increased during the six months ended March 31, 2021 over the comparative prior period due to the Company charging franchisees for the use of the Company’s online platform.

Operating expenses were $528,870 and $1,064,357 during the three and six months ended March 31, 2021, respectively, as compared to $589,849 and $1,098,717 during the three and six months ended March 31, 2020, respectively. Operating expenses declined in 2021 as compared to 2020 primarily due to lower marketing fund expenses, payroll and professional expenses, which was offset to some extent by materially higher bad debt expense and higher franchise commissions in 2021 as compared to 2020. Bad debt expense increased in 2021 as a result of financial distress experienced by many of our franchisees as a result of the impact of the COVID-19 pandemic on their businesses. Franchise commissions increased as a result of the offboarding of franchisees.

Net income for the three and six months ended March 31, 2021 was approximately $181,000 and $405,000, respectively, as compared to approximately $256,000 and $555,000 in the three and six months ended March 31, 2020, respectively. The decrease in the six months was a result of lower revenues partially offset by lower expenses. The lower revenues were due to more offboards of franchises in fiscal 2020, and the six months ended March 31, 2021, and the lack of new franchise sales, which resulted in lower royalty fee revenue in the current period. However, lower royalty fee revenue was partially offset by the higher recognition of deferred revenue in the current period. The lower expenses, as explained above, were due to lower marketing fund, payroll and professional expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. As of March 31, 2021, the Company had approximately $393,000 of unrestricted cash, and used cash flow from operations of approximately $39,000 in the six months ended March 31, 2021. The Company believes it has sufficient cash on hand to cover expenses for the next 12 months.

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

On March 31, 2021, the Company issued 150,000 shares to a vendor in exchange for professional services. The Company expensed $30,000 in connection with the stock issuance during the six months ended March 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended March 31, 2021, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the period ending March 31, 2021, the Company discovered that it lacked controls to ensure that all sources of revenue are properly deposited in the Company’s accounts, and that any changes require the signature of two or more officers. The Company is conducting a review of all banking and payment processing relationships to ensure that the proper controls are in place, and expects to remediate the deficiency shortly. Other than the change identified earlier in this paragraph, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2021 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2021, the Company issued 150,000 shares of common stock for consulting services valued at $30,000. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

CREATIVE LEARNING CORPORATION

Dated: May 17, 2021	By:	/s/ Mike Elkin
Mike Elkin
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: May 17, 2021	By:	/s/ Rod K. Whiton
Rod K. Whiton
President (Principal Executive Officer)