Form 10-Q
period 2021-06-30
CREATIVE LEARNING Corp
filed 2021-08-16
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,175,838  shares of common stock as of August 13,, 2021.

CREATIVE LEARNING CORPORATION

FORM 10-Q

Period Ended June 30, 2021

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

ii

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

iii

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

	June 30, 2021	September 30, 2020
	(Unaudited)

Current Assets:
Cash	$380,408	$427,659
Restricted Cash (marketing fund)	8,689	20,194
Accounts receivable, less allowance for doubtful accounts of approximately $1,016,000 and $942,000, respectively	199,463	269,211
Prepaid commission expense	174,795	212,122
Prepaid expense	—	10,452
Marketing fund receivable	14,690	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	6,675	9,159
Total Current Assets	784,720	948,797

Security deposit	—	833
Prepaid commission expense - net of current portion	318,408	512,756
Property and equipment, net of accumulated depreciation of approximately $501,000 and $416,000, respectively	48,755	131,618
Total Assets	$1,151,883	$1,594,004

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$294,294	$69,527
SBA Loan - PPP	119,980	119,980
Deferred revenue	746,084	915,103
Accrued liabilities	22,588	8,743
Total Current Liabilities	1,182,946	1,113,353

Deferred revenue - net of current portion	1,474,589	2,297,576
Total Liabilities	2,657,535	3,410,929

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,240,938 shares issued and 13,175,838 shares outstanding as of June 30, 2021 13,363,410 shares issued and 13,298,310 shares outstanding as of September 30, 2020	1,322	1,334

Additional paid in capital	3,020,092	2,990,080
Treasury Stock 65,100 shares, at cost	(34,626)	(34,626)
Accumulated Deficit	(4,492,440)	(4,773,713)
Total Stockholders’ Equity (Deficit)	(1,505,652)	(1,816,925)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,151,883	$1,594,004

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the nine months ended June 30,
	2021	2020	2021	2020

REVENUES
Royalty fees	$183,491	$342,010	$819,965	$1,248,467
Marketing fund revenue	—	12,979	—	159,773
Initial franchise fees	263,854	221,347	1,002,962	720,318
Technology fees	15,284	45,354	106,717	131,168
Merchandise sales	—	—	—	—
TOTAL REVENUES	462,629	621,690	1,929,644	2,259,726

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	104,781	175,240	349,551	454,006
Professional, legal and consulting fees	100,729	128,267	394,931	479,144
Bad debt expense	(19,003)	136,182	83,936	165,550
Other general and administrative expenses	294,161	82,156	486,934	191,934
Franchise commissions	59,247	62,628	231,675	182,337
Franchise training and expenses	—	—	—	3,294
Depreciation	31,253	26,281	85,859	81,107
General advertising	15,509	658	18,148	5,963
Franchise marketing fund expense	—	12,979	—	159,773
TOTAL OPERATING EXPENSES	586,677	624,391	1,651,034	1,723,108

OPERATING INCOME (LOSS)	(124,048)	(2,701)	278,610	536,618

OTHER INCOME (EXPENSE)	712	(565)	2,663	15,202

INCOME (LOSS) BEFORE INCOME TAXES	(123,336)	(3,266)	281,273	551,820

PROVISION FOR INCOME TAXES	—	—	—	—

NET INCOME (LOSS)	$(123,336)	$(3,266)	$281,273	$551,820

NET INCOME PER SHARE
Basic	$(0.01)	$—	$0.02	$0.04
Diluted	$(0.01)	$—	$0.02	$0.04
Basic weighted average number of common shares outstanding	13,240,938	13,444,592	13,189,910	13,477,299
Diluted weighted average number of common shares outstanding	13,415,151	13,444,592	13,415,151	13,477,299

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit) (Unaudited)

For the three months ended June 30, 2021

					Additional		Total Stockholder’s
	Treasury Stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2021	(65,100)	$(34,626)	13,240,938	$1,322	$3,020,092	$(4,369,104)	$(1,382,316)

Net Income	—	—	—	—	—	(123,336)	(123,335)

Balance, June 30, 2021	(65,100)	$(34,626)	13,240,938	$1,322	$3,020,092	$(4,492,440)	$(1,505,652)

For the nine months ended June 30, 2021

					Additional		Total Stockholder’s
	Treasury Stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,773,713)	$(1,816,925)

Shares Issued	—	—	150,000	15	29,985	—	30,000

Shares Cancelled	—	—	(272,472)	(27)	27	—	—

Net Income	—	—	—	—	—	281,273	281,274

Balance, June 30, 2021	(65,100)	$(34,626)	13,240,938	$1,322	$3,020,092	$(4,492,440)	$(1,505,652)

For the three months ended June 30, 2020

					Additional		Total Stockholder’s
	Treasury Stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, March 31, 2020	(65,100)	$(34,626)	13,642,816	$1,362	$2,990,052	$(4,838,788)	$(1,882,000)

Shares cancelled	—	—	(279,406)	(28)	28	—	—

Net income	—	—	—	—	—	(3,266)	(3,266)

Balance, June 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,842,054)	$(1,885,266)

For the nine months ended June 30, 2020

					Additional		Total Stockholder’s
	Treasury Stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,897,554	$(5,393,874)	$(2,439,586)

Compensatory stock issuances	—	—	35,714	2	2,498	—	2,500

Shares Cancelled	—	—	(279,406)	(28)	28	—	—

Net income	—	—	—	—	—	551,820	551,820

Balance, June 30, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,842,054)	$(1,885,266)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	June 30,
	2021	2020

Cash flows from operating activities:
Net Income	$281,273	$551,820
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation	85,859	81,107
Gain on sale of assets held for sale	—	(20,602)
Bad debt expense	83,936	29,368
Stock based compensation	30,000	2,500
Changes in operating assets and liabilities:
Accounts receivable	(14,188)	(208,150)
Prepaid expenses	10,452	(6,585)
Prepaid commission expense	231,675	176,916
Deposits	833	(833)
Accounts payable	224,767	(32,750)
Accrued liabilities	13,845	(92,017)
Deferred Revenue	(992,006)	(655,051)
Accrued marketing fund	(14,690)	(64,790)
Net cash provided by (used in) operating activities	(58,244)	(239,067)
Cash flows from investing activities:
Acquisition of property and equipment	(2,996)	—
Sale of assets held for sale	—	100,231
Collection of Notes receivable	2,484	(6,987)
Net cash provided by (used in) investing activities	(512)	93,244
Cash flows from financing activities
Proceeds from PPP Loan	—	119,980
Net cash provided by (used in) financing activities	—	119,980
Net change in cash, cash equivalents and restricted cash	(58,756)	(25,843)
Cash, cash equivalents and restricted cash at beginning of period	447,853	540,021
Cash, cash equivalents and restricted cash at end of period	$389,097	$514,178

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Condensed Consolidated Unaudited Financial Statements

(1) Nature of Organization, Operations and Summary of Significant Accounting Policies:

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of June 30, 2021, BFK franchisees operated in 496 territories in 35 states and 40 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months and nine months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2020.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $9,000 and $20,000 at June 30, 2021 and September 30, 2020, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” or “marketing fund receivable” on the balance sheet.

Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at June 30, 2021 and September 30, 2020 are adequate, but actual write-offs could exceed the recorded allowance.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the nine months ended June 30, 2021 the activity in the deferred revenue account was as follows:

Balance, September 30, 2020	$3,212,679
Initial franchise fees collected	10,956
Deferred revenue recognized into revenue	(1,002,962)
Balance, June 30, 2021	2,220,673
Current portion	(746,084)
Deferred revenue, net of current portion	$1,474,589

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2021 were as follows:

Twelve months ended June 30, 2022	$746,084
Twelve months ended June 30, 2023	657,817
Twelve months ended June 30, 2024	451,429
Twelve months ended June 30, 2025	191,089
Twelve months ended June 30, 2026 and thereafter	174,254
Total	$2,220,673

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account for the nine months ended June 30, 2021 was as follows:

Marketing fund liability (receivable), September 30, 2020	—
Marketing fund billings recognized into income	—
Marketing funds recognized into expense	—
Marketing funds advanced by the Company	(14,690)
Marketing fund liability (receivable), June 30, 2021	$(14,690)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, it capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the nine months ended June 30, 2021, the activity in the contract asset account was as follows:

Balance, September 30, 2020	$724,878
Commissions paid	—
Commissions recognized into expense	(231,675)
Balance, June 30, 2021	493,203
Current portion	(174,795)
Prepaid commission expense, net of current portion	$318,408

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months and nine months ended June 30, 2021 of $7,927 and $10,566, respectively and $658 and $5,963, for the three and nine months ended June 30, 2020, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the nine months ended June 30, 2021.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2021 and September 30, 2020, respectively, and has not recognized interest and/or penalties during the nine months ended June 30, 2021, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

During the nine months ended June 30, 2021, the Company issued 150,000 shares to a vendor in exchange for professional services and expensed $30,000 in connection with the stock issuance.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Notes and Other Receivables

At June 30, 2021 and September 30, 2020, the Company held certain notes receivable totaling approximately $7,000 and $9,000, respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable bear interest of 4% per annum with monthly payments, payable within four years. The Company analyzes the collectability of all receivables and reserves accordingly.

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

On October 2, 2015, the Company filed suit in the state court in St. John’s County, Florida, Case No. CA 15-1076, against its former Chief Executive Officer Brian Pappas, Christine Pappas, its former Human Resources officer, and an independent company controlled by Mr. Pappas named Franventures, LLC (“Franventures”). The lawsuit sought return of Company emails and other electronic materials in the possession of the defendants, Company control over the process by which the Company’s documents are identified, and a court judgment that the property is the Company’s. Mr. and Mrs. Pappas had returned certain Company documents that they have identified, but other issues remained. On December 11, 2017, Brian Pappas filed a counterclaim alleging the Company is required to indemnify him for a multitude of matters. On October 8, 2020 the Court dismissed Brian Pappas’ indemnity counterclaim without prejudice

In a separate suit, filed on March 7, 2016 in the state court in St. John’s County, Florida (Case No. CA 16-236), Franventures filed suit against the Company alleging that it is due an unstated amount of money from the Company pursuant to a contract the Company had previously terminated. On June 23, 2016, the Company filed a counterclaim against Franventures, which also included a complaint against former Chairman of the Board and Chief Executive Officer Brian Pappas. The counterclaim seeks redress for losses and expenditures caused by alleged fraud, conversion of company assets, and breaches of fiduciary duty that the Company alleges that defendants perpetrated upon CLC, including assertions regarding actions by Brian Pappas that the Company alleges occurred while Mr. Pappas was serving as the Chief Executive Officer of CLC and as a member of its board of directors. On October 27, 2016, Brian Pappas filed a motion to amend the complaint in Case No. CA 16-236 to add a claim alleging that the Company slandered him by virtue of a press release issued on or about August 1, 2016, in which the Company reported to shareholders on steps it had taken and improvements it had implemented.

 The Company’s complaint against Mr. Pappas and Franventures (Case No. CA 15-1076) was consolidated with Mr. Pappas’ and Franventures’ complaint against the Company (Case No. CA 16-236) for purposes of discovery, but not for any other purpose.

On May 22, 2021, the Company, Brian Pappas, Christine Pappas and Franventures entered into an agreement under which the parties agreed to mutually release all parties from any claims or causes of action that they have against the other, including without limitation any claims asserted in Case No. CA 15-1076 and Case No. CA 16-236. The Company agreed to pay Brian Pappas and his assigns 60 consecutive, monthly payments of $4,000 commencing on June 1, 2021 and continuing through June 1, 2026.

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

(5) Related Party Transactions

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the nine months ended June 30, 2021 the Company recognized royalty revenue from the franchise of $6,828 and recognized marketing fee revenue from the franchise of $0. Total payments made by the franchisee were $6,265. As of June 30, 2021 and September 30, 2020 the accounts receivable balance with the franchisee was $18,081 and $11,894 , respectively and the franchisee had a deferred revenue balance of $0.

Mr. Rego is also the CEO of Teknowland, a software development company, with which the Company entered into an agreement on March 10, 2020 to perform development and maintenance services in relation to the Company’s franchise management software. The term of the agreement was six months, subject to auto-renewal until Teknowland had completed its obligations under the agreement, but subject to each party’s right to terminate the agreement at any time on 30 days’ notice. Under the agreement, the Company was obligated to pay Teknowland a fee of $12,900 per month for development and maintenance services. Starting in November 2020, the Company and Teknowland orally agreed to reduce the monthly amount that the Company is obligated to pay to $3,000 per month.

During the year ended September 30, 2020, the Company and Mr. Rego orally agreed that Mr. Rego and Teknowland would develop an eLearning program to enable the Company to offer educational programs over the internet. No agreement was reached regarding whether the Company or Teknowland would own the eLearning program, or the terms under which the Company would be entitled to use the program on a long-term basis, whether as owner or licensee. The Company orally agreed to pay Teknowland $10,000 per month for five months for hosting and content costs incurred by Teknowland. After testing the program, the Company’s board decided in December 2020 not to pursue the E-Learning program.

Beginning in January 2021, Teknowland began hosting the Company’s website at a cost of $5,000 per month pursuant to an oral agreement.

On February 12, 2021, the Company, Chris Rego and Teknowland entered into an agreement under which the parties mutually agreed to terminate the March 10, 2020 agreement to develop and maintain the Company’s franchise management system, and the oral agreement under which Teknowland hosted the Company’s website. In both cases, the Company has engaged an independent firm to provide the services. Under the same agreement, the Company agreed to transfer and assign to Teknowland all of the Company’s rights in the E-Learning program developed by Teknowland for the Company. The Company evaluated the E-Learning program on a trial basis, and elected not to pursue it as a line of business. The Company agreed to pay Teknowland $50,000 to pay all invoices associated with the two agreements and the E-Learning program, of which $20,000 was payable at execution of the agreement, $20,000 was payable 30 days later and $10,000 was payable 60 days later. As of June 30, 2021 $20,000 has been paid and $30,000 is still owed.

 During the nine months ended June 30, 2021, JoyAnn Kenny-Charlton, a director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services.

(6) Subsequent Events

On July 20, 2021, the Company entered into an Agreement to acquire the remaining 51% of Bricks4Schoolz, LLC (“Bricks4Schoolz”) that it did not own. Consideration for the purchase includes payment of $108,000 payable in twelve payments of $9,000 monthly beginning on August 1, 2021 and continuing through July 31, 2022, and 300,000 shares of the Company’s restricted stock. In addition, the principles of the Bricks4Schoolz agreed to assign any rights that they had to proprietary software and content developed for Bricks4Schoolz. In July 2019, the company had acquired a 49% interest in Bricks4Schoolz by entering into an operating agreement with the owner of the 51% interest. As part of the acquisition, the Company and the sellers of the 51% interest in Bricks4Schoolz entered into mutual releases of liability. The Company is currently evaluating the impact of this acquisition, therefore, as of the date of this filing the accounting for this transaction is not yet complete and the disclosures have yet to be finalized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of June 30, 2021, the Company had 496 Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 141 Bricks 4 Kidz® sub-franchises operating in 40 countries.

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

Three and Nine Months ended June 30, 2021 and 2020

Revenues were $462,629 and $1,929,644 during the three and nine months ended June 30, 2021, as compared to $621,690 and $2,259,726 during the three and nine months ended June 30, 2020, respectively. The drop in gross revenues in 2021 as compared to 2020 is mainly attributable to decreases in royalty fees and marketing fund revenue, which was offset by an increase in initial franchise fees caused by the offboarding of existing franchisees. The decline in revenues in 2021 as compared to 2020 was mainly the result of the impact of the Coronavirus (“COVID-19”) pandemic on our business.

Initial franchise fees were $263,854 and $1,002,962 during the three and nine months ended June 30, 2021, as compared to $221,347 and $720,318 during the three and nine months ended June 30, 2020, respectively. The increase in initial franchise fees during the three and nine months ended June 30, 2021 was primarily due to the acceleration of deferred revenues in 2021 due to the offboarding of franchisees during the nine months ended June 30, 2021, which was partially offset by fewer new franchise sales due to the COVID-19 pandemic.

Royalty fee revenues were $183,491 and $819,965 during the three and nine months ended June 30, 2021, respectively, as compared to $342,010 and $1,248,467 during the three and nine months ended June 30, 2020, respectively. Royalty fee revenues decreased as compared to the comparative periods due to the offboarding of franchisees during the year ended September 30, 2020, and the nine months ended June 30, 2021, which resulted in fewer franchisees being charged royalties in the current period versus the same period of the prior year. In addition, royalty fee revenues were lower because of the interruption of normal operation at many franchises because of the COVID-19 pandemic.

Marketing fund revenues were $0 during the three and nine months ended June 30, 2021, as compared to $12,979 and $159,773 during the three and nine months ended June 30, 2020, respectively. The Company had no marketing fund revenue in the current period due to the impact of COVID-19. In particular, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease charging our franchises for marketing fees in March 2020. The Company expects to resume charging franchisees for marketing when they are able to return to normal operations following the COVID-19 pandemic.

Technology fees were $15,284 and $106,717 during the three and nine months ended June 30, 2021, respectively, as compared to $45,354 and $131,168 during the three and nine months ended June 30, 2020, respectively. Technology fees decreased during the nine months ended June 30, 2021 over the comparative prior period due to the due to the impact of the COVID-19.

Operating expenses were $586,677 and $1,651,034 during the three and nine months ended June 30, 2021, respectively, as compared to $624,391 and $1,723,108, respectively during the three and nine months ended June 30, 2020. Operating expenses declined in 2021 as compared to 2020 primarily due to lower marketing fund expenses, payroll expenses and professional expenses, which was offset to some extent by higher bad debt expense and higher franchise commissions in 2021 as compared to 2020. Franchise commissions increased as a result of the offboarding of franchisees, which triggered the recognition of prepaid commissions into expense.

Net income (loss) for the three months and nine months ended June 30, 2021 was approximately $(123,000) and $281,000, respectively as compared to approximately $(3,000) and $552,000 in the three and nine months ended June 30, 2020. The decrease in net income in the nine months ended June 30, 2021 as compared to June 30, 2020 was a result of lower revenues partially offset by lower expenses. The lower revenues were due to more offboards of franchises in fiscal 2020, and the nine months ended June 30, 2021, and the lack of new franchise sales, which resulted in lower royalty fee revenue in the current period. However, lower royalty fee revenue was partially offset by the higher recognition of deferred revenue in the current period. The lower expenses, as explained above, were due to lower marketing fund, payroll and professional expenses.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. As of June 30, 2021, the Company had approximately $380,000 of unrestricted cash, and used cash flow from operations of approximately $58,000 in the nine months ended June 30, 2021. The Company believes it has sufficient cash on hand to cover expenses for the next 12 months.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended June 30, 2021, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

The Company’s management is also responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. During the period ending June 30, 2021, the Company discovered that it lacked controls to ensure that all sources of revenue are properly deposited in the Company’s accounts, and that any changes require the signature of two or more officers. The Company is conducting a review of all banking and payment processing relationships to ensure that the proper controls are in place, and expects to remediate the deficiency shortly.  Other than the change identified earlier in this paragraph, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2021 are fairly stated, in all material respects, in accordance with GAAP.

PART II

Item 1. Legal Proceedings

The discussion of pending legal matters included in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 is incorporated herein by reference.

On May 22, 2021, the Company, Brian Pappas, Christine Pappas and Franventures entered into an settlement agreement under which the parties agreed to mutually release each other from any claims or causes of action that they have against the other, including without limitation any claims asserted in a lawsuit filed by the Company against Brian Pappas, Christine Pappas, and Franventures, LLC (“Franventures”), a company controlled by Mr. Pappas, in the state court of St. John’s County, Florida, Case No. CA 15-1076, and a lawsuit filed by Franventures against the Company, with Mr. Pappas named as a third party defendant, in the state court in St. John’s County, Florida, Case No. CA 16-236. Under the settlement agreement, the Company agreed to pay Brian Pappas and his assigns 60 consecutive, monthly payments of $4,000 commencing on June 1, 2021 and continuing through June 1, 2026.

Other than as disclosed above, there have been no material changes in legal proceedings since the filing of the Form 10-K.

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

CREATIVE LEARNING CORPORATION

Dated: August 16, 2021	By:	/s/ Mike Elkin
Mike Elkin
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: August 16, 2021	By:	/s/ Rod K. Whiton
Rod K. Whiton
President (Principal Executive Officer)