Form 10-K
period 2021-09-30
CREATIVE LEARNING Corp
filed 2022-01-11
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

CREATIVE LEARNING CORPORATION

Delaware	20-4456503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1637 S. Main Street
Milpitas, CA 94035
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

As of March 31, 2021 (the last trading day of the registrant’s first quarter), the aggregate market value of the common stock held by non-affiliates of the registrant, based on the $0.18 closing price of the registrant’s common stock as reported on the OTCPink on that date, was approximately $1,365,902. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of December 31, 2021, there are 13,525,838 shares of common stock of the registrant outstanding.

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

ii

PART I

Item 1. Business

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees. The Company’s business model is to sell franchise territories and collect a one-time franchise fee, renewal fees and monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. As of September 30, 2021, the Company had 451 Bricks 4 Kidz® and Sew Fun Studios® global franchise territories, including 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 39 countries.

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

In July 2019, the Company entered into an operating agreement for a joint venture known as Bricks4Schoolz, LLC, with BPL Enterprises for Bricks4Schoolz LLC (“BPL”). Under the operating agreement, the joint venture is granted a license to distribute certain intellectual property of the Company through a software system developed by BPL for the joint venture, provided that the joint venture may only distribute the intellectual property to elementary and middle schools in territories which are not covered by an existing franchisee of the Company. In July 2021, the Company acquired BPL’s interest in the joint venture, as well as any proprietary software and content developed for the joint venture by BPL.

On December 7, 2021, the Company, DriveItAway, Inc., a Delaware corporation (“DIA”), and the existing shareholders of DIA executed an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”), under which the Company would acquire all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). As a result of the Share Exchange, DIA will become a wholly-owned subsidiary of the Company. Each share of Series A Preferred will be convertible into that number of shares of common stock of the Company which would entitle the Series A Preferred holders to 85% of the Company’s common stock, determined on a fully-diluted basis, but prior to any shares issued or issuable as a result of the Financing (as defined below). The exact conversion rate of the Series A Preferred will be determined at closing of the Share Exchange. In addition, each share of Series A Preferred will be entitled to dividends and voting rights on an “as converted” basis with the common stockholders. Upon closing of the Share Exchange, all of the existing members of the board of directors (the “Board”) of the Company have agreed to resign, and John Possumato, Adam Potash and Paul Patrizio will be appointed to the Company’s Board. Upon closing of the Share Exchange, Christopher Rego and Rod Whiton have agreed to resign as officers, and upon their resignation John Possumato will be appointed chief executive officer and Adam Potash will be appointed chief operating officer. Mike Elkin has agreed to remain as chief financial officer of the Company. Closing of the Share Exchange Agreement is subject to a number of conditions, and is expected to occur in the first quarter of 2022, provided that the closing conditions are satisfied or waived.

DIA is the first national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turn-key, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon to expand its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new electric vehicles.

On December 7, 2021, the Company entered into a Sale Agreement with StroomX, LLC (the “Purchaser”), under which the Company agreed to sell all of the Company’s subsidiaries (the “Learning Subsidiaries”) involved in its learning business (the “Learning Business”), as well as any assets of the Learning Business that are not owned by the Learning Subsidiaries, to the Purchaser. In connection with the sale, the Purchaser agreed to assume all liabilities of the Learning Business, and to indemnify and hold the Company harmless from any such liabilities. The Purchaser is controlled by Christopher Rego, the Company’s current chief executive officer. Closing of the sale will occur after the closing of the Share Exchange.

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

At September 30, 2021, BFK had 274 global Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 39 countries. The following table details franchise activity:

BFK
Franchise Territories

September 30, 2019	503
Additions	15
Terminations and non-renewals and cancellations	67
September 30, 2020	451
Additions	—
Terminations and non-renewals and cancellations	177
September 30, 2021	274

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

International franchise fees vary and are set relative to the potential of the franchised territories. During the fiscal year ended September 30, 2021, BFK sold no master franchises. In the case of a master franchise, BFK receives a percentage of the franchise fee paid to the master franchisee by any sub-franchisee operating in the master franchisee’s territory.

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

The term of the franchise is for ten years. Subject to any applicable laws, BFK has the right to terminate any franchisee in the event of the franchisee’s bankruptcy, a default under the franchise agreement, or other events. The franchisee has the right to renew the franchise for an additional ten years if, at the time of renewal, the franchisee is in good standing and pays a renewal fee in the amount of $5,000. During FY2018, the Company, in accordance with FTC Franchise Rule 436.7(a), suspended sales of new franchises in the United States as the Company awaited the completion of its audited financial statements. The Company obtained approval to offer and sell new franchises in many jurisdictions in fiscal 2021; however, new sales continued to be hampered by the COVID-19 pandemic.

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

The following is the royalty fee structure:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2017 through September 30, 2018	$450 USD
October 1, 2018 through September 30, 2019	$475 USD
October 1, 2019 through September 30, 2020	$500 USD
October 1, 2020 through September 30, 2021	$500 USD
October 1, 2021 and for the remainder of the initial term of the Franchise Agreement	$500 USD

If any franchisee owns and operates more than one territory, the royalty fees payable to the Company for the second territory and each additional territory shall be as follows:

Time Period During the Initial Term of Franchise Agreement	Royalty Fees Amount (U.S. Dollars) (per month)
October 1, 2019 through September 30, 2020	$250 USD
October 1, 2020 through September 30, 2021	$250 USD
October 1, 2021 and for the remainder of the initial term of the Franchise Agreement	$250 USD

BFK administers a marketing fund for domestic and Canadian franchisees for the purpose of building brand awareness in their respective countries. The marketing fund expenditures are funded by BFK collecting a 2% marketing fee, based upon gross receipts reported in the Franchise Management Tool (“FMT”), from domestic and Canadian franchisees. The respective franchisees are typically invoiced the middle of each month for the prior month’s receipts. These marketing fee receipts and expenses are reported on the statement of operations on a gross revenue basis, presenting receipts as revenue and expenses as operating expenses. Any receipts that exceed expenditures are recorded as a liability on the balance sheet. The collections of these funds are done using the Company’s ACH program, as agreed to by each franchisee in their Franchise Agreement. The Marketing Fund is segregated into a separate bank account. In April 2018, the third party provider of the FMT restricted the Company’s access to the software. As a result, franchisees were instructed to self-report their marketing fees, however many franchisees did not comply with this request. These past due marketing fees will be addressed once COVID-19 is no longer an issue. During 2021, the Company eased up on collection efforts for the outstanding marketing fees and did not bill out any new marketing fees due to the COVID-19 pandemic.

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

Sew Fun Studios

As a result of an unexpectedly lengthy audit process for fiscal year 2018, the Company was unable to sell franchises for a good portion of the year, because the Company’s FDD required audited financial statements. When the audit was completed, the Company focused its efforts on the Bricks4Kidz franchises. Plans for expanding and marketing Sew Fun Studies were placed on hold. At September 30, 2021, SF had no franchise territories.

Bricks4Schoolz

In July 2019, the Company entered into an operating agreement for a joint venture known as Bricks4Schoolz, LLC, with BPL. Under the operating agreement, the joint venture is granted a license to distribute certain intellectual property of the Company through a software system developed by BPL for the joint venture, provided that the joint venture may only distribute the intellectual property to elementary and middle schools in territories which are not covered by an existing franchisee of the Company. The Company originally acquired a 49% interest in the joint venture, and BPL owned the remaining 51%, and was entitled to a 12% royalty on all gross sales generated by the joint venture. In addition, BPL was the exclusive manager of the joint venture, and in that capacity had sole control of the joint venture. BPL was responsible contributing all capital required by the joint venture, and was entitled to recoup all of its capital contributions before any profits or distributions are allocable to the Company’s interest. In July 2021, the Company acquired BPL’s interest in the joint venture, as well as any proprietary software and content developed for the joint venture by BPL, in settlement of disputes with BPL over the joint venture.

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

On January 29, 2016, the Company temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2015 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2016 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings. The Company restarted selling efforts of Bricks 4 Kidz in September of 2016. This temporary suspension of domestic franchise offers and sales did not affect the Company’s international franchise offer and sales activity or its royalty fee collections from existing franchisees. The Company has also currently temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delay in completion of the Company’s fiscal year 2018 consolidated audited financial statements. In turn, this delayed completion of the Company’s 2018 and 2019 FDDs for the Bricks 4 Kidz® and Sew Fun Studios® franchise offerings.

General

During fiscal 2020, the Company sold its two properties in Florida and transitioned to a Boise, Idaho location for which an office lease was signed for space at 5995 W State Street Suite B, Garden City, ID 83703. On November 1, 2020 the Company relocated to Florida for which a one-year office lease was signed for office space at 475 W Townplace, Suite, A, St Augustine, FL 32092. On October 21, 2021, the Company signed a new lease for office space at 1637 S. Main Street, Milpitas, CA 94035, and relocated its office there on November 1, 2021.

At September 30, 2021, the Company had 4 full-time employees.

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

Risks Related to Our Business

Nature of our Business is Uncertain

On December 7, 2021, we entered into an agreement to effect the Share Exchange, which will result in our acquisition of DIA by the issuance of a new series of preferred stock that will be convertible into approximately 85% of our common stock on a fully diluted basis. On the same date, we entered into a separate agreement to dispose of our Learning Business to an entity controlled by our chief executive officer. The disposal of the Learning Business will not occur until after we complete the acquisition of DIA. The acquisition of DIA is subject to a number of material conditions, including that DIA and us raise at least $700,000 in a private placement of our common stock and warrants (the “DIA Financing”). DIA operates a mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce.

If the Share Exchange and the disposition of the Learning Business closes, the nature of our business and capital structure will change dramatically. All of the risk factors set forth below that relate to the Learning Business will be irrelevant to an investment in our common stock. At or shortly after the Share Exchange closes, we plan to file a Current Report on Form 8-K that includes, among other things, information about DIA’s business and risk factors related to an investment in its business. Until that Form 8-K is filed, investors in our common stock may not have sufficient information with which to evaluate the risks of an investment in our common stock as it will exist if the Share Exchange and sale of the Learning Business closes.

Our recorded revenues decreased in fiscal year 2021 as compared to fiscal year 2020

Our reported revenues decreased significantly in fiscal year 2021 to approximately $2,195,000 from $3,038,000 in the prior year, a decrease of approximately $843,000 or 28%, The primary cause of the decrease in royalties and technology fees was due to the fewer franchises paying royalties and technology fees as a result of the termination of non-performing franchisees from the system, and the interruption of normal operation at remaining franchises because of the COVID-19 pandemic. Also, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease pursuing collections of our marketing fees from our franchisees in March 2020, which continued for all of fiscal 2021. While the company experienced no master franchise sales, through a series of cost cutting measures, the Company was able to generate a profit in all four quarters of the reporting year. Should we begin to incur losses or be unable to reverse its decline in revenues, our ability to attract new franchisees and maintain positive working relationships with our current franchisees may be impaired. In addition, if we incur losses, we may need to seek additional financing which could be dilutive to our stockholders.

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

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas, such as malls and shopping centers. Among the precautions was the cessation of in-person learning at a substantial portion of the schools in the United States, which will adversely impact our royalty revenue from franchisees and our ability to sell new franchises. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. Many public schools resumed some or all in person learning in the Fall of 2021, but many have since reverted back to remote learning with the advent of the Omicron strain of COVID-19 in December 2021. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked our corporate employees whose jobs allow them to work remotely to do so for the foreseeable future. Such precautionary measures could create operational challenges as we adjust to a remote workforce, which could adversely impact our business.

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

Our franchisees are independent third-party business owners who are contractually obligated to operate in accordance with the operational and other standards set forth in the franchise agreement. Although we engage in a thorough screening process when reviewing potential franchisee candidates, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises in their approved territories. In addition, certain state franchise laws may limit our ability to terminate, not renew or modify these franchise agreements. As independent business owners, the franchisees oversee their own daily operations. As a result, the ultimate success and quality of any franchise rests with the franchisee. If franchisees do not successfully operate in a manner consistent with required standards and comply with local laws and regulations, franchise fees and royalties paid to us may be adversely affected and our brand image and reputation could be harmed, which in turn could adversely affect our results of operations and financial condition.

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

As of December 31, 2021, our executive officers, directors, significant shareholders and affiliated persons and entities, collectively, beneficially owned approximately 38.5% of our outstanding common stock. If the Share Exchange and the disposition of our Learning Business occurs, we project that officers, directors, significant shareholders and affiliated persons and entities will, through a new series of preferred stock, control in excess of 80% of the votes on any matter that requires the approval of our stockholders. As a result, these persons and entities have the ability to exercise control over most matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate action might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a change in control of our company that other stockholders may view as beneficial.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On October 21, 2021, the Company leased approximately 2,480 square feet of office space at 1637 S. Main Street, Milpitas, CA 94035 for its corporate offices. The lease has a term of two years and one month. The Company is obligated to pay base rent of $4,588 per month in the first year, $4,726 per month in the second year, and $4,867 per month in the last month, plus a pro rata share of common area expenses.

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

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber, initiated arbitration against the Company (American Arbitration Association, Case No. 01-17-0006-8120). The Plaintiffs allege breach of contract, fraud, misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. On April 23, 2020, a settlement agreement was entered into between the Plaintiffs and the Company under which the arbitration was dismissed. Pursuant to the settlement agreement, Indy Bricks, LLC agreed to pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s franchise management software.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTCQB market under the symbol “CLCN.” The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2020 and 2021. The bids reflect inter dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2020
First Quarter	$0.09	$0.03
Second Quarter	$0.12	$0.08
Third Quarter	$0.17	$0.05
Fourth Quarter	$0.34	$0.10
Year ended September 30, 2021
First Quarter	$0.34	$0.14
Second Quarter	$0.33	$0.15
Third Quarter	$0.23	$0.12
Fourth Quarter	$0.22	$0.13

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

Holders

At December 31, 2021, the Company had 13,525,838 outstanding shares of common stock and 130 shareholders of record.

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

Recent Sales of Unregistered Securities

During the fourth quarter of the fiscal year ended September 30, 2021, the Company issued 300,000 shares of common stock, valued at $60,000, to acquire 51% of Bricks4Schoolz, LLC. The shares were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933.

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

Overview

During 2021, the Company experienced a year of significant decline in the number of active franchises, compared to fiscal year 2020, decreasing from 451 franchise territories to 274, within the two brands. The reduction in the overall number of franchises was to the termination of franchises during the period is the result of the company working to discharge non-performing franchisees from the system and the interruption of sales of new franchises as a result of the Coronavirus (“COVID-19”) pandemic. The increased termination of franchises in fiscal year 2021 resulted in a slight increase in initial franchise fees of approximately $19,000 in a year-to-year comparison as a result of the acceleration of deferred franchise sale revenues.

The Company’s royalty fees revenue decreased to approximately $774,000 in fiscal year 2021 from approximately $1,448,000 in the prior year, a decrease of $674,000 (47%), primarily due to an increasing number of non-performing franchisees. Marketing fund revenue decreased approximately $130,000 in the year ended September 30, 2021 primarily due to the impact of COVID-19, as the Company elected not to charge franchisees any marketing fund fees for fiscal 2021. Technology fees decreased by 35% in the year ended September 30, 2021 primarily due to the impact of COVID-19 and the increasing number of non-performing franchises.

Operating expenses decreased overall in fiscal year 2021 as compared to fiscal 2020 with a 24% decrease year over year. The Company had net income of approximately $325,000 in fiscal year 2021, down from a net income of approximately $620,000 the prior year, a decrease of approximately $295,000. The decrease in net income was primarily due to the decline in revenues in fiscal 2021 as compared to fiscal 2020, which was primarily due to the reduced level of royalty revenues, marketing fund fees, and technology fees from active franchisees which were a direct result of the adverse impact of the COVID-19 pandemic on our franchisees’ operations.

As a result of challenges faced by our Learning Business, in December 2021, our board elected to change the business focus of the Company by entering into the Share Exchange Agreement to acquire DIA and a separate agreement to dispose of our Learning Business if the acquisition of DIA closes. See “Item 1. Business.” As a result, the following description of our operating results and liquidity may not be representative of our future operating results and liquidity.

Results of Operations

The following table represents the Company’s franchise sales activity for the fiscal years ended September 30, 2021 and 2020:

	Franchises Sold
	Fiscal Years Ended
Franchise Activity	September 30
Creative Learning Corporation	2021	2020
BFK Franchise Company LLC
(a) US/Canada First Territories	—	1
(b) US/Canada Second Territories	—	—
Total US/Canada	—	1

International First Territories	—	—
International Second Territories	—	—
Master Agreements	—	—
Master Sub-franchise	—	14
Total International	—	—
Total BFK	—	15

SF Franchise Company LLC
US First Territories	—	—
International Territories	—	—
Total SF	—	—

Total Franchises Sold	—	15

(a)	US First Territory refers to the original territory purchased with the Franchise Agreement.

(b)	Second Territory refers to a secondary territory purchased in addition to the territory purchased with the Franchise Agreement.

Material changes of items in the Company’s Statement of Operations for the fiscal year ended September 30, 2021 as compared to the prior year are discussed below.

Revenues

		Fiscal year Ended
	Increase/	September 30,	September 30,	Change
Item Description	Decrease	2021	2020	Amount	Percentage
Revenue
Initial franchise fees	Increase	$1,257,217	$1,237,994	$19,223	2%
Royalties	Decrease	773,592	1,448,228	$(674,636)	(47)%
Marketing fund revenue	Decrease	—	130,496	$(130,496)	(100)%
Technology fees	Decrease	143,614	221,722	$(78,108)	(35)%
Merchandise sales	Increase	20,771	—	$20,771	100%
Total Revenue	Decrease	$2,195,194	$3,038,440	$(843,246)	(28)%

The primary cause of the slight increase in initial franchise fees was due to a higher level of acceleration of deferred revenues resulting from an increase in the termination of non-performing franchisees in fiscal 2021, which was offset by a lower average level of deferred revenues attributable to terminated franchise agreements in fiscal 2021. The primary cause of the decrease in royalties and technology fees was due to the fewer franchises paying royalties and technology fees as a result of the termination of non-performing franchisees from the system, and the interruption of normal operation at remaining franchises because of the COVID-19 pandemic. Also, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease pursuing collections of our marketing fees from our franchisees in March 2020, which continued for all of fiscal 2021. During fiscal 2021 we were able to sell our Bricks 4 Kidz® supply kits that were on hand (purchased and expensed in prior years), which resulted in an increase in merchandise sales with no related cost of goods sold recorded.

Operating Expenses

Total operating expenses for the comparable periods ended September 30, 2021 and 2020 were approximately $1,870,000 and $2,453,000, respectively, a decrease of approximately $583,000.

	Fiscal Year Ended September 30,
				Change
Item Description	Increase/ Decrease	2021	2020	Amount	Percentage
Franchise commissions	Increase	$298,389	$288,734	$9,655	3%
Salaries, payroll taxes & stock-based compensation	Decrease	452,258	613,683	$(161,425)	(26)%
General advertising	Decrease	45,997	81,413	$(35,416)	(44)%
Franchisee marketing	Decrease	—	130,496	$(130,496)	(100)%
Professional, legal & consulting fees	Decrease	423,631	565,996	$(142,365)	(25)%
Bad debt expense	Decrease	(48,621)	349,794	$(398,415)	(114)%
All other G&A expenses	Increase	698,374	422,869	$275,505	65%
Total Operating Expenses	Decrease	$1,870,028	$2,452,985	$(582,957)	(24)%

The changes in significant operating expenses are explained as follows:

Franchise commissions remained relatively unchanged primarily as a result of flat franchise sales.

The Company incurred salaries, payroll expenses and stock-based compensation for the fiscal years ended September 30, 2021 and 2020 of approximately $452,000 and $614,000, respectively, a decrease of approximately $161,000, or 26%. The decrease in total payroll expenses is primarily due to the reduction of both employee headcount and remaining salaries.

The Company paid general advertising expenses for the fiscal years ended September 30, 2021 and 2020 of approximately $46,000 and $81,000, respectively, a decrease of approximately $35,000, or 43%. The decrease related to lower levels of advertising due to cost cutting measures.

No franchisee marketing was paid out of the marketing fund using funds collected from franchisees as per the terms of their franchise agreements. This was because the Company did not collect any marketing funds during the year as a result of the COVID-19 pandemic.

The Company paid professional, legal and consulting fees for the fiscal years ended September 30, 2021 and 2020 of approximately $424,000 and $566,000, respectively, a decrease of approximately $142,000, or 25%. The decrease in professional, legal and consulting fees is primarily due to the settlement of two legal disputes during fiscal 2021, and fact that the remaining material litigation matter was in an inactive status as a result of COVID-19 and ongoing settlement discussions.

Bad debt expense for the fiscal years ended September 30, 2021 and 2020 was approximately $(49,000) and $350,000, respectively, a decrease of approximately $398,000, or 114%. During the year ended September 30, 2021 several receivables deemed uncollectible in the prior year were collected causing a credit to bad debt expense.

All other general and administrative expenses for the fiscal years ended September 30, 2021 and 2020 were approximately $698,000 and $423,000, respectively, an increase of approximately $276,000, or 65%. The change in fiscal 2021 as compared to fiscal 2020 was primarily the result of a loss on legal settlements of $290,000 incurred in fiscal 2021. Absent the legal settlement, all other general and administrative expenses were relatively flat year to year.

Liquidity and Capital Resources

During the current year, the Company had net income of approximately $325,000 and has sufficient cash on hand to cover expenses for the next 12 months, provided the Company only operates the Learning Business for the next 12 months. However, the Company has entered into agreements to acquire DIA and dispose of the Learning Business, and if those agreements are consummated the Company’s liquidity will be determined in reference to DIA’s profitability and capital needs instead.

The COVID-19 outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and has adversely affected our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of COVID-19 continues to affect the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas without masks, vaccinations and testing, such as malls and shopping centers. Among the precautions was the cessation of in-person learning at a substantial portion of the schools in the United States, which has adversely impacted our royalty revenue from franchisees and our ability to sell new franchises. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. Many public schools resumed some or all in person learning in the Fall of 2021, but many have since reverted back to remote learning with the advent of the Omicron strain of COVID-19 in December 2021. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked some of our corporate employees whose jobs allow them to work remotely to do so a few days a week for the foreseeable future. Such precautionary measures could create operational challenges, as we adjust to a remote workforce, which could adversely impact our business.

We had cash flows used in operating activities of approximately $75,000 for the year ended September 30, 2021 compared to cash flows used in operating activities of approximately $306,000 for the year ended September 30, 2020. The decrease in cash flows used in operating activities for the year ended September 30, 2021 compared to the year ended September 30, 2020 relates primarily to the successful collection of receivables in the current year that had been allowed for in the prior year and increases in accrued liabilities in fiscal 2021.

We had cash flows used in investing activities of approximately $18,000 for the year ended September 30, 2021 compared to cash flows provided by investing activities of approximately $94,000 for the year ended September 30, 2020. The decrease in cash flows provided by investing activities was primarily due to a reduction in assets held for sale as we completed the liquidation of unneeded real estate assets in the 2020 fiscal year and the purchase of the intangible assets of Bricks4Schoolz, LLC in 2021. During the fiscal years ended September 30, 2021 and 2020, the Company purchased for cash property and equipment totaling approximately $3,100 and $0, respectively.

We had $0 cash flows provided by financing activities for the year ended September 30, 2021 compared to cash flows provided by financing activities of $120,000 for the year ended September 30, 2020. The decrease in cash flows provided financing activities was primarily due to receipt of a Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020 in the amount of $119,980 in fiscal 2020. The loan, which was in the form of a note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company used the entire loan amount for qualifying expenses, and expects the loan to be forgiven, and therefore has not recorded any accrued interest on the loan.

During the first half of fiscal 2020, the Company temporarily suspended domestic franchise offers and sales of Bricks 4 Kidz® and Sew Fun Studios® franchises in compliance with FTC Franchise Rule, Section 436.7(a) due to delays in completion of the Company’s fiscal year 2018 and 2019 consolidated audited financial statements. In addition, in the second half of fiscal 2020 the Company’s sales of new franchises were hindered by the COVID-19 pandemic. The Company obtained approval to offer and sell new franchises in many jurisdictions in fiscal 2021; however, new sales continued to be hampered by the COVID-19 pandemic.

The Company is dependent upon both franchise sales and royalty fees to continue current business operations and liquidity.

Contractual Obligations

On October 21, 2021, the Company leased approximately 2,480 square feet of office space at 1637 S. Main Street, Milpitas, CA 94035 for its corporate offices. The lease has a term of two years and one month. The Company is obligated to pay base rent of $4,588 per month in the first year, $4,726 per month in the second year, and $4,867 per month in the last month, plus a pro rata share of common area expenses.

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

Bart Mitchell resigned as President of the Company on June 8, 2020 at which time he received a severance package of $50,000. Additionally, during the year ended September 30, 2020, Mr. Mitchell no longer wanted his 279,406 shares, therefore, he returned them to the Company for no consideration and the Company cancelled them.

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the years ended September 30, 2021 and 2020, the Company recognized royalty revenues from the franchise of $6,750 and $16,650, respectively, recognized technology fee revenues from the franchise of $900 and $900, respectively, and recognized marketing fee revenues from the franchise of $0 and $829, respectively. Total payments made by the franchisee were $7,650 and $8,581, respectively. As of September 30, 2021 and 2020 the accounts receivable balance with the franchise was $1,897 and the Company had allowed for $1,334 and $1,116, respectively, for net AR balances of $563 and $781, respectively. Accordingly, during the year ended September 30, 2021 the Company increased their allowance for Mr. Rego’s franchise accounts by $218. As of September 30, 2021 and 2020 the franchises had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equaling $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the UAE., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license from the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise and no payments have been received on outstanding balances. As of September 30, 2021 and 2020 the accounts receivable balance with the franchise was $10,613 and the Company had allowed for $10,613 and $8,925, respectively, for net AR balances of $0 and $1,688, respectively. Accordingly, during the year ended September 30, 2021 the Company increased their allowance for the UAE franchise account by $1,688.

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

On February 12, 2021, the Company, Chris Rego and Teknowland entered into an agreement under which the parties mutually agreed to terminate the March 10, 2020 agreement to develop and maintain the Company’s franchise management system, and the oral agreement under which Teknowland hosted the Company’s website. In both cases, the Company has engaged an independent firm to provide the services. Under the same agreement, the Company agreed to transfer and assign to Teknowland all of the Company’s rights in the E-Learning program developed by Teknowland for the Company. The Company evaluated the E-Learning program on a trial basis, and elected not to pursue it as a line of business. The Company agreed to pay Teknowland $50,000 to pay all invoices associated with the two agreements and the E-Learning program, of which $20,000 was payable at execution of the agreement, $20,000 was payable 30 days later and $10,000 was payable 60 days later. As of September 30, 2021 the entire amount had been paid.

During the year ended September 30, 2021, JoyAnn Kenny-Charlton, a former director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services for no consideration.

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

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, depreciation of property and equipment, recoverability of long-lived assets and fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

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

Recent Accounting Pronouncements

The Company has reviewed all newly issued accounting pronouncements, including those that are not yet effective, and all have been deemed either immaterial or not applicable.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2021. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2021, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2021 due to the following identified material weaknesses:

●	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements, including internal controls related to complex or nonroutine transactions.

●	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience.

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2021 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at December 31, 2021, are listed in the following table:

Name	Age	Title
Christopher Rego	51	Director and Chief Executive Officer
Rod K. Whiton	52	Director and President
John Simento	60	Director
R. Gary Zell, II	54	Director
Mike Elkin	65	Chief Financial Officer

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

Code of Ethics

The Company has adopted a Code of Ethics applicable to its principal executive, financial and accounting officers and persons performing similar functions, as well as all directors and employees of the Company. A copy of the Code of Ethics is filed as an exhibit to this report, and posted on the Company’s website, creativelearningcorp.com. In addition, the Company will provide a copy of the Code of Ethics to any shareholder who submits a written request in writing to our chief executive officer at Creative Learning Corp., 1637 S. Main Street, Milpitas, CA 94035; e-mail: rwhiton@creativelearningcorp.com

Communication with the Board of Directors

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended September 30, 2021, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report, except as follows:

●	On January 22, 2021, April 6, 2021, May 10, 2021, August 11, 2021, and November 23, 2021, Blake Furlow, who beneficially owns more than 10% of the Company’s common stock, filed Form 4’s that included sales of common stock that were reported past the deadline for reporting such sales on Form 4.

Item 11. Executive Compensation

The following identifies the elements of compensation for the fiscal years 2021 and 2020 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2021, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2021 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2021.

Based on our compensation for the fiscal year ended September 30, 2021, Rod Whiton and Christopher Rego constitute our only “named executive officers” pursuant to Item 402 of Regulation S-K.

Summary Compensation Table

			Stock	All Other
	Fiscal		Compensation	Compensation
Name and Principal Position	Year	Salary	(4)	(5)	Total
Rod K. Whiton (1)	2021	$100,000	$—	$—	$100,000
President	2020	$33,333	$—	$—	$33,333

Christopher Rego (2)	2021	$100,000	$—	$—	$100,000
CEO	2020	$40,000	$—	$—	$40,000

1)	Rod K. Whiton has acted as our president from June 2, 2020 to September 30, 2021, and our Principal Executive Officer from August 4, 2020 to September 30, 2021.

2)	Christopher Rego has acted as president of one of our operating subsidiaries from February 5, 2020 to April 30, 2020, and CEO from May 1, 2020 to September 30, 2021. Mr. Rego was our Principal Executive Officer from May 1, 2020 to August 4, 2020.

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

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2021.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension or profit-sharing plan.

The Company sponsors a 401(k) plan, in which our named executive officers’ participate on the same basis as our other employees. Effective May 1, 2015, our Board approved a matching contribution of 100% on the first 4% of an employee’s compensation which is treated as an elective deferral. During the years ended September 30, 2021 and 2020, the Company made contributions to this plan of approximately $443 and $10,775, respectively.

Nonqualified Deferred Compensation

None of our NEOs are covered by a deferred contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation

The following table details the total compensation earned by our non-employee directors during the year ended September 30, 2021.

Name	Fee Earned or Paid in Cash ($)(1)	Restricted Stock Awards ($)	All Other Compensation ($)	Total $
John Simento	$—	$—	—	—
R. Gary Zell, II	$—	$—	—	—

(1)	Excludes travel expense reimbursements.

Our Board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2021, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
5% Beneficial Owners:
Blake Furlow 2110 N. Westgate Drive Boise, ID 83704	1,801,610	13.3%
Michelle Cote (2) 1600 San Carlos St. St. Augustine, FL 32080	1,420,000	10.5%
Named Executive Officers and Directors:
Rod Whiton (3) (5)	1,299,035	9.6%
Christopher Rego (4) (5)	666,250	4.9%
John Simento (5)	—	—%
R. Gary Zell, II (5)	—	—%
All Officers and Directors as a Group	1,965,285	14.5%

(1)	Based upon 13,525,838 shares of Common Stock issued and outstanding as of December 31, 2021.

(2)	All shares held by Cote Trading, LLC, an entity controlled by Ms. Cote.

(3)	Includes 6,067 shares held in UTMA accounts for Mr. Whiton’s children, over which Mr. Whiton has voting and dispositive power.

(4)	Includes 250,250 shares owned directly and 416,000 owned in joint tenancy with his spouse.

(5)	The address for the shareholder is c/o Creative Learning Corp., 1637 S. Main Street, Milpitas, CA 94035

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 30, 2021 about the securities issued, or authorized for future issuance, under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders
May 2017 Options Grants	1,764,000	0.30	—
September 2017 Options Grants	118,793	0.18	—
March 2019 Options Grants	294,778	0.17	—
Total	2,177,571	0.23	—

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

Bart Mitchell resigned as President of the Company on June 8, 2020 at which time he received a severance package of $50,000. Additionally, during the year ended September 30, 2020, Mr. Mitchell no longer wanted his 279,406 shares, therefore, he returned them to the Company for no consideration and the Company cancelled them.

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the years ended September 30, 2021 and 2020, the Company recognized royalty revenues from the franchise of $6,750 and $16,650, respectively, recognized technology fee revenue from the franchise of $900 and $900, respectively, and recognized marketing fee revenues from the franchise of $0 and $829, respectively. Total payments made by the franchisee were $7,650 and $8,581, respectively. As of September 30, 2021 and 2020 the accounts receivable balance with the franchise was $1,897 and the Company had allowed for $1,334 and $1,116, respectively, for net AR balances of $563 and $781, respectively. Accordingly, during the year ended September 30, 2021 the Company increased their allowance for Mr. Rego’s franchise accounts by $218. As of September 30, 2021 and 2020 the franchises had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equaling $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the UAE., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license from the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise and no payments have been received on outstanding balances. As of September 30, 2021 and 2020 the accounts receivable balance with the franchise was $10,613 and the Company had allowed for $10,613 and $8,925, respectively, for net AR balances of $0 and $1,688, respectively. Accordingly, during the year ended September 30, 2021 the Company increased their allowance for the UAE franchise account by $1,688.

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

On February 12, 2021, the Company, Chris Rego and Teknowland entered into an agreement under which the parties mutually agreed to terminate the March 10, 2020 agreement to develop and maintain the Company’s franchise management system, and the oral agreement under which Teknowland hosted the Company’s website. In both cases, the Company has engaged an independent firm to provide the services. Under the same agreement, the Company agreed to transfer and assign to Teknowland all of the Company’s rights in the E-Learning program developed by Teknowland for the Company. The Company evaluated the E-Learning program on a trial basis, and elected not to pursue it as a line of business. The Company agreed to pay Teknowland $50,000 to pay all invoices associated with the two agreements and the E-Learning program, of which $20,000 was payable at execution of the agreement, $20,000 was payable 30 days later and $10,000 was payable 60 days later. As of September 30, 2021 the entire amount had been paid.

During the year ended September 30, 2021, JoyAnn Kenny-Charlton, a former director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services for no consideration.

On December 7, 2021, the Company entered into a Sale Agreement with StroomX, LLC (the “Purchaser”), under which the Company agreed to sell all of the Company’s subsidiaries (the “Learning Subsidiaries”) involved in its learning business (the “Learning Business”), as well as any assets of the Learning Business that are not owned by the Learning Subsidiaries, to the Purchaser. In connection with the sale, the Purchaser agreed to assume all liabilities of the Learning Business, and to indemnify and hold the Company harmless from any such liabilities. The Purchaser is controlled by Christopher Rego, the Company’s current chief executive officer. Closing of the sale will occur after the closing of the Share Exchange. An informal committee of independent directors determined that the sale price for the Learning Business was fair under the circumstances. Among the factors considered by the informal committee were the lack of any offers for the Learning Business generated from marketing the Learning Business in 2021, and the conclusions of a valuation consultant engaged by the board to determine the fair market value of the Learning Business in 2021.

Director Independence

Our current Board consists of Christopher Rego, Rod Whiton, John Simento and R. Gary Zell. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director at any time in the past three years (a) was employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) was, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) was, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) was, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have two independent directors: John Simento and R. Gary Zell, II.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by MAC Accounting Group LLP for the years September 30, 2021 and 2020, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2021	Fiscal Year 2020
Audit Fees (1)	$72,500	$62,500
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$72,500	$62,500

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

Consolidated Financial Statements:

●	Reports of Independent Registered Public Accounting Firms;

●	Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020;

●	Consolidated Statements of Operations for the years ended September 30, 2021 and September 30, 2020;

●	Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2021 and September 30, 2020.

●	Consolidated Statements of Cash Flows for the years ended September 30, 2021 and September 30, 2020;

(3)	Exhibits

The accompanying Index to Exhibits is incorporated herein by reference.

Item 16. 10-K Summary

None.

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form SB-2, File No. 333-145999).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010).

3.3	Amended and Restated Bylaws dated December 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 6, 2019).

10.1	Agreement relating to the acquisition of BFK Franchise Company (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K dated July 2, 2010).

10.2	Settlement Agreement dated February 5, 2020 by and among Creative Learning Corporation, Bart Mitchell, Gary Herman, JoyAnn Kenny-Charlton, Christopher Rego, Rod Whiton, John Simento and R. Gary Zell, II (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 4, 2020).

10.3	Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K dated September 30, 2019).

10.4	Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed August 17, 2018, Registration No. 333-226921).

10.5*	Form of Indemnification Agreement for Directors and Officers.

10.6	Agreement and Plan of Share Exchange dated December 7, 2021 by and among the Company, DriveItAway, Inc. and the DriveItAway shareholders signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated December 7, 2021).

10.7	Sale Agreement dated December 7, 2021 by and between the Company and StroomX, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 7, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015)

21*	Subsidiaries of the Company.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Accounting Officer.

32.1**	Section 1350 Certification of Principal Executive Officer.

32.2**	Section 1350 Certification of Principal Accounting Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Creative Learning Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Creative Learning Corporation and its subsidiaries (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Creative Learning Corporation and its subsidiaries as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to Creative Learning Corporation in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Creative Learning Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee, or Board of Directors in lieu of an audit committee, and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

The Company generates its revenue from long term contracts with customers and charges initial fees that are recognized over the contract term and monthly fees that are recognized when sales or usage occurs. As the Company terminates or transfers their long-term contracts, or customers are put on payment plans, detailed and manual tracking, along with manual accounting system updates to automatic billings, have to occur which causes auditing revenue and accounts receivable to be particularly challenging. Further, the collection of audit evidence and requirement to trace the activity on individual contracts was difficult and time consuming, increasing overall audit effort required.

In order to audit the Company’s revenue and accounts receivable, we had to obtain an understanding of individual customer contracts or special arrangements, as applicable, collect audit evidence to support that understanding, trace activity within each customer’s account to audit support, and ensure revenue was accurately recognized and accounts receivable balances were accurately stated.

Allowance for Doubtful Accounts

The Company estimates their allowance for doubtful accounts based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accordingly, in order to audit management’s estimate there is a significant amount of subjective auditor judgment that is required. Further, there is significant audit effort required to review the details of individual customer accounts.

In order to audit the Company’s allowance for doubtful accounts, we completed a detailed analysis of arrangements made with individual customers, as well as analyzed collection activity historically, for the year under audit, and subsequent to the audit date.

/s/ Mac Accounting Group, LLP

We have served as the Company’s auditor since 2019.

Midvale, Utah

January 11, 2022

CREATIVE LEARNING CORPORATION
Consolidated Balance Sheets

	September 30,	September 30,
	2021	2020

Current Assets:
Cash	$349,923	$427,659
Restricted Cash (marketing fund)	4,951	20,194
Accounts receivable, less allowance for doubtful accounts of approximately $873,000 and $942,000, respectively	103,704	269,211
Prepaid commission expense	162,817	212,122
Prepaid expense	—	10,452
Marketing Fund	23,886	—
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	5,847	9,159
Total Current Assets	651,128	948,797

Prepaid commission expense- net of current portion	263,672	512,756
Notes receivables - net of current portion	—	—
Property and equipment, net of accumulated depreciation of approximately $556,000 and $416,000, respectively	25,830	131,618
Intangibles	162,400	—
Deposits	—	833
Total Assets	$1,103,030	$1,594,004

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$168,848	$69,527
Notes payable	119,980	119,980
Deferred revenue	697,675	915,103
Accrued liabilities	246,747	8,743
Accrued marketing fund	—	—
Total Current Liabilities	1,233,250	1,113,353

Deferred revenue - net of current portion	1,271,803	2,297,576
Total Liabilities	2,505,053	3,410,929

Commitments and Contingencies (Note 10)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,540,938 shares issued and 13,525,838 shares outstanding as of September 30, 2021; 13,363,410 shares issued and 13,298,310 shares outstanding as of September 30, 2020	1,352	1,334
Additional paid in capital	3,063,562	2,990,080
Treasury Stock, 15,100 and 65,100 shares at September 30, 2021 and 2020, respectfully, at cost	(18,126)	(34,626)
Accumulated Deficit	(4,448,811)	(4,773,713)
Total Stockholders’ Equity (Deficit)	(1,402,023)	(1,816,925)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,103,030	$1,594,004

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Operations

	September 30,	September 30,
	2021	2020

REVENUES
Royalties fees	$773,592	$1,448,228
Initial franchise fees	1,257,217	1,237,994
Marketing fund revenue	—	130,496
Technology fees	143,614	221,722
Merchandise sales	20,771	—
TOTAL REVENUES	2,195,194	3,038,440

COST OF GOODS SOLD	—	—
GROSS PROFIT	2,195,194	3,038,440

OPERATING EXPENSES
Salaries, payroll taxes and stock-based compensation	452,258	613,683
Professional, legal and consulting fees	423,631	565,996
Loss on Legal Settlements	290,000	—
Bad debt expense	(48,621)	349,794
Other general and administrative expenses	293,831	306,945
Franchise commissions	298,389	288,734
Franchise training and expenses	—	3,381
Depreciation and amortization	114,543	112,543
General advertising	45,997	81,413
Franchisee marketing fund expense	—	130,496
TOTAL OPERATING EXPENSES	1,870,028	2,452,985

OPERATING INCOME (LOSS)	325,166	585,455

OTHER INCOME (EXPENSE)	(264)	34,706

INCOME (LOSS) BEFORE INCOME TAXES	324,902	620,161

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$324,902	$620,161

NET INCOME (LOSS) PER SHARE
Basic	$0.02	$0.05
Diluted	$0.02	$0.04
Basic weighted average number of common shares outstanding	13,278,388	13,402,981
Diluted weighted average number of common shares outstanding	13,503,269	13,784,990

The accompanying notes are an integral part of the consolidated financial statements.

Creative Learning Corporation

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

					Additional		Total Stockholder’s
	Treasury Stock		Common stock		Paid-in	Accumulated	Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)
Balance October 1, 2019	(65,100)	$(34,626)	13,607,102	$1,360	$2,987,554	$(5,393,874)	$(2,439,586)

Stock-based compensation			35,714	2	2,498	—	2,500

Shares cancelled		—	(279,406)	(28)	28	—	—

Net Income	—	—	—	—	—	620,161	620,161

Balance September 30, 2020	(65,100)	(34,626)	13,363,410	1,334	2,990,080	(4,773,713)	(1,816,925)

Shares issued for services	—	—	150,000	15	29,985	—	30,000

Shares issued for intangible assets acquired	—	—	300,000	30	59,970	—	60,000

Shares cancelled	—	—	(272,472)	(27)	27	—	—

Reclassification of treasury shares	50,000	16,500	—	—	(16,500)	—	—

Net Income	—	—	—	—	—	324,902	324,902

Balance, September 30, 2021	(15,100)	$(18,126)	13,540,938	$1,352	$3,063,562	$(4,448,811)	$(1,402,023)

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Consolidated Statements of Cash Flows

	For the Fiscal Years ended September 30,
	2021	2020

Cash flows from operating activities:
Net Income/(Loss)	$324,902	$620,161
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Depreciation and amortization	114,543	112,543
Gain on sale of assets held for sale	—	(20,603)
Bad debt expense	(48,621)	349,794
Stock issued for services and compensation	30,000	2,500
Changes in operating assets and liabilities:
Accounts receivable	214,128	(339,896)
Prepaid expenses	10,452	(2,585)
Prepaid commission expense	298,389	283,313
Deposits	833	(833)
Accounts payable	9,321	(38,170)
Accrued liabilities	238,004	(116,977)
Deferred revenue	(1,243,201)	(1,155,467)
Accrued marketing fund	(23,886)	—
Net cash provided by (used in) operating activities	(75,136)	(306,220)

Cash flows from investing activities:
Acquisition of property and equipment	(3,155)	—
Acquisition of intangible assets	(18,000)	—
Proceeds from the sale of assets	—	100,231
(Issuance)/Collection of notes receivable	3,312	(6,159)
Net cash provided by (used in) investing activities	(17,843)	94,072

Cash flows from financing activities:
Proceeds from notes payable	—	119,980
Net cash provided by financing activities	—	119,980
Net change in cash, cash equivalents and restricted cash	(92,979)	(92,168)
Cash, cash equivalents and restricted cash at beginning of period	447,853	540,021
Cash, cash equivalents and restricted cash at end of period	$354,874	$447,853

Noncash financing activity:
Shares cancelled	$27	$28
Shares issued for intangible assets acquired	$60,000	$—
Accounts payable recorded for intangible assets acquired	$90,000	$—
Treasury shares reclassified	$16,500	$—

The accompanying notes are an integral part of the consolidated financial statements.

CREATIVE LEARNING CORPORATION

Notes to Consolidated Financial Statements

September 30, 2021 and 2020

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

The organizational documents for BFK Development Company LLC, B4KEL and SF LLC do not specify a termination date. Each of the above listed LLCs has a single member, controlled 100% by CLC.

Prior to July 20, 2021, the Company also owned a 49% non-controlling interest in Bricks4Schoolz, LLC, which was accounted for under the cost method. On July 20, 2021, the Company acquired the remaining 51% interest in Bricks4Schoolz, LLC (“B4S”), which is now a wholly-owned subsidiary. B4S had no operational activity in fiscal year 2021 and simply owns rights to proprietary software used by the Company.

CLC operates wholly-owned subsidiaries BFK and SF under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises.

CLC and its wholly owned subsidiaries BFK, BFKD, B4KEL, SF LLC, and B4S are hereinafter referred to collectively as the “Company”.

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

The Company has multiple franchise concepts, but all concepts are managed centrally as one segment and are reviewed by the Company in total. Accordingly, decision-making regarding the Company’s overall operating performance and allocation of Company resources are assessed on a consolidated basis. As such, the Company operates as one reporting segment.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CLC and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying financial statements do not include the accounts of Bricks4Schoolz, LLC prior to July 20, 2021, when it was a 49% owned entity accounted for under the cost method.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, depreciation of property and equipment, recoverability of long-lived assets and fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash, Restricted Cash, and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. The Company records restricted cash for marketing funds collected from the franchisees in excess of amounts spent for marketing. Per the franchise agreements, a marketing fund of 2% of franchisees’ gross cash receipts is collected by the Company and held to be spent on the promotion of the brand (see Note 9).

Amounts recorded as cash, cash equivalents, and restricted cash in the statement of cash flows is as follows:

	September 30,
	2021	2020
Cash	$349,923	$427,659
Cash Equivalents	—	—
Restricted Cash	4,951	20,194
Total	$354,874	$447,853

The Company maintains cash balances which at times exceed the federally insured limit of $250,000. The Company believes there is no significant risk with respect to these deposits. The Company had no cash in excess of the federally insured limit at September 30, 2021 and September 30, 2020.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts at September 30, 2021 and 2020 are adequate, but actual write-offs could exceed the recorded allowance. During the years ended September 30, 2021 and 2020 the balance in the allowance for doubtful accounts was approximately $873,000 and $942,000, respectively.

Notes Receivable

Accounting Standards Codification (“ASC”) 310, Receivables, provides guidance for receivables and notes that arise from credit sales, loans or other transactions. Financing receivable includes loans and notes receivable. Originated loans we hold for which we have the intent and ability to hold for the foreseeable future or to maturity (or payoff) are classified as held for investment. Financing receivables held for investment are reported in our consolidated balance sheets at the outstanding principal balance adjusted for any write -offs, allowance for loan losses, deferred fees or costs, and any unamortized premiums or discounts. Interest income is accrued on outstanding principal as earned. Unamortized discounts and premiums are amortized using the interest method with the amortization recognized as part of interest income in the consolidated statements of operations. During the years ended September 30, 2021 and 2020 the balance in the allowance for doubtful notes receivable was approximately $91,000 and $91,000, respectively.

Long-Lived Assets

The Company’s long-lived assets currently consist of property and equipment, and intangible assets. The Company tests for impairment losses on long-lived assets used in operations whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of an asset to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Impairment evaluations involve management’s estimates of asset useful lives and future cash flows. Actual useful lives and cash flows could be different from those estimated by management which could have a material effect on our reporting results and financial positions. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.

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

Intangible Asset

The Company records intangible assets at cost and then amortizes the intangible asset over its useful life. Costs incurred to renew or extend the term of any intangible assets will be expensed as incurred. During the year ended September 30, 2021 the Company acquired intellectual property consisting of software and content for $168,000 (see Note 5). The intangible asset is being amortized over its useful life of 5 years and the Company recognized $5,600 worth of amortization expense during the year ended September 30, 2021, which resulted in an intangible asset balance of $162,400 as of September 30, 2021. Amortization expense of $33,600 is expected annually through September 30, 2025 with amortization expense of $28,000 expected for the year ended September 30, 2026.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the years ended September 30, 2021 and 2020 the activity in the deferred revenue account was as follows:

Balance, September 30, 2019	$4,368,146
Deferred revenue recognized upon adoption of ASC 606	—
Initial franchise fees collected	82,527
Revenue recognized into revenue	(1,237,994)
Balance, September 30, 2020	3,212,679
Initial franchise fees collected for franchise renewals and deposits	14,015
Revenue recognized into revenue	(1,257,217)
Balance, September 30, 2021	1,969,478
Current portion	(697,675)
Deferred revenue, net of current portion	$1,271,803

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2021 were as follows:

Year ended September 30, 2022	$697,675
Year ended September 30, 2023	589,126
Year ended September 30, 2024	355,366
Year ended September 30, 2025	172,030
Year ended September 30, 2026 and thereafter	155,281
Total	$1,969,478

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. During the years ended September 30, 2020 and 2021 the activity in the accrued marketing fund liability account was as follows:

Marketing fund liability (receivable), September 30, 2019	$—
Marketing fund billings recognized into income	130,496
Marketing funds recognized into expense	(130,496)
Marketing fund liability (receivable), September 30, 2020	—
Marketing fund billings recognized into income	—
Marketing funds recognized into expense	—
Marketing funds advanced by the Company	(23,886)
Marketing fund liability (receivable), September 30, 2021	$(23,886)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2019, the date the Company adopted ASC 606, they capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the year ended September 30, 2020 and 2021 the activity in the contract asset account was as follows:

Balance, September 30, 2019	$1,008,191
Commissions paid	5,421
Commissions recognized into expense	(288,734)
Balance, September 30, 2020	724,878
Commissions paid	—
Commissions recognized into expense	(298,389)
Balance, September 30, 2021	426,489
Current portion	(162,817)
Prepaid commission expense, net of current portion	$263,672

General Advertising Costs

General Advertising costs are expensed as incurred. The Company incurred general advertising costs for the years ended September 30, 2021 and 2020 of approximately $46,000 and $81,000, respectively.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2021 and 2020, respectively, and has not recognized interest and/or penalties during the years ended September 30, 2021 and 2020, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

The tax years subject to examination by major tax jurisdictions include the years 2017 and forward by the U.S. Internal Revenue Service, and the years 2016 and forward for various states.

Net earnings (loss) per share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted during the period. FASB ASC 260, Earnings per Share, requires a dual presentation of basic and diluted earnings per share. Any stock options or warrants that would have anti-dilutive effect have been excluded from the computation of earnings per share. The number of such shares excluded from the computations of diluted loss per share totaled 1,795,562 at September 30, 2020 and 1,795,562 at September 30, 2021.

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

Recent accounting pronouncements

The Company has reviewed all newly issued accounting pronouncements, including those that are not yet effective, and all have been deemed either immaterial or not applicable.

(2) Liquidity

During the current year, the Company had net income of approximately $325,000 and has sufficient cash on hand to cover expenses for the next 12 months, provided the Company only operates the Learning Business for the next 12 months. However, the Company has entered into agreements to acquire DIA and dispose of the Learning Business (see Note 12), and if those agreements are consummated the Company’s liquidity will be determined in reference to DIA’s profitability and capital needs instead.

The COVID-19 outbreak has been declared a pandemic by the World Health Organization, has spread to the United States and many other parts of the world and has adversely affected our business operations, employee availability, financial condition, liquidity and cash flow and the length of such impacts are uncertain.

The outbreak of COVID-19 continues to affect the United States and globally, and related government and private sector responsive actions have and will continue to adversely affect our business operations. It is impossible to predict the effect and ultimate impact of the COVID-19 pandemic as the situation continues to evolve.

The spread of COVID-19 has caused public health officials to recommend precautions to mitigate the spread of the virus, including warning against congregating in heavily populated areas without masks, vaccinations and testing, such as malls and shopping centers. Among the precautions was the cessation of in-person leaning at a substantial portion of the schools in the United States, which has adversely impacted our royalty revenue from franchisees and our ability to sell new franchises. There is significant uncertainty around the breadth and duration of these school closures and other business disruptions related to COVID-19, as well as its impact on the U.S. and global economy. Many public schools resumed some or all in person learning in the Fall of 2021, but many have since reverted back to remote learning with the advent of the Omicron strain of COVID-19 in December 2021. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact. We have asked some of our corporate employees whose jobs allow them to work remotely to do so a few days a week for the foreseeable future. Such precautionary measures could create operational challenges, as we adjust to a remote workforce, which could adversely impact our bustiness.

We had cash flows used in operating activities of approximately $75,000 for the year ended September 30, 2021 compared to approximately $306,000 for the year ended September 30, 2020. The decrease in cash flows used in operating activities for the year ended September 30, 2021 compared to the year ended September 30, 2020 relates primarily to accounts receivable being collected as well as amounts previously allowed for being recouped in the current year.

We had cash flows used in investing activities of approximately $17,000 for the year ended September 30, 2021 compared to cash flows provided by investing activities of approximately $94,000 for the year ended September 30, 2020. The decrease in cash flows provided by investing activities was primarily due to the acquisition of intangible assets, as further described in Note 5 during the year ended September 30, 2021 as compared to the sale of assets during the year ended September 30, 2020.

We had cash flows provided by financing activities of $0 for the year ended September 30, 2021, compared to $120,000 for the year ended September 30, 2020. This was due to the Company receiving proceeds from a loan from the Small Business Administration as further described in Note 11.

The Company is currently dependent upon royalty and technology fee revenue from existing franchises to continue current business operations and liquidity, since new franchise sales are currently minimal due to the impact of COVID-19 and other factors which make new sales difficult. While those revenue sources are generally sufficient to enable to the Company to operate, as a result of challenges faced by the Company’s existing business, in December 2021, its board elected to change the business focus of the Company by entering into the Share Exchange Agreement to acquire DriveItAway, Inc. and a separate agreement to dispose of our learning business if the acquisition of DriveItAway, Inc. closes. See Note 12.

(3) Related Party Transactions

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

Bart Mitchell resigned as President of the Company on June 8, 2020 at which time he received a severance package of $50,000. Additionally, during the year ended September 30, 2020, Mr. Mitchell no longer wanted his 279,406 shares, therefore, he returned them to the Company for no consideration and the Company cancelled them.

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the years ended September 30, 2021 and 2020, the Company recognized royalty revenues from the franchise of $6,750 and $16,650, respectively, recognized technology fee revenues from the franchise of $900 and $900, respectively, and recognized marketing fee revenues from the franchise of $0 and $829, respectively. Total payments made by the franchisee were $7,650 and $8,581, respectively. As of September 30, 2021 and 2020 the accounts receivable balance with the franchise was $1,897 and $11,894, respectively, and the Company had allowed for $1,334 and $11,113, respectively, for net accounts receivable balances of $563 and $781, respectively. Accordingly, during the year ended September 30, 2021 the Company increased its allowance for Mr. Rego’s franchise accounts by $218. As of September 30, 2021 and 2020 the franchises had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equaling $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the UAE., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license from the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise and no payments have been received on outstanding balances. As of September 30, 2021 and 2020 the accounts receivable balance with the franchise was $10,613 and the Company had allowed for $10,613 and $8,925, respectively, for net AR balances of $0 and $1,688, respectively. Accordingly, during the year ended September 30, 2021 the Company increased their allowance for the UAE franchise account by $1,688.

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

On February 12, 2021, the Company, Chris Rego and Teknowland entered into an agreement under which the parties mutually agreed to terminate the March 10, 2020 agreement to develop and maintain the Company’s franchise management system, and the oral agreement under which Teknowland hosted the Company’s website. In both cases, the Company has engaged an independent firm to provide the services. Under the same agreement, the Company agreed to transfer and assign to Teknowland all of the Company’s rights in the E-Learning program developed by Teknowland for the Company. The Company evaluated the E-Learning program on a trial basis, and elected not to pursue it as a line of business. The Company agreed to pay Teknowland $50,000 to pay all invoices associated with the two agreements and the E-Learning program, of which $20,000 was payable at execution of the agreement, $20,000 was payable 30 days later and $10,000 was payable 60 days later. As of September 30, 2021 the entire amount had been paid.

During the year ended September 30, 2021, JoyAnn Kenny-Charlton, a former director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services for no consideration.

(4) Property and Equipment

Property and equipment consisted of the following:

	September 30,
Description	2021	2020
Depreciable Property and Equipment:
Equipment	$79,260	$76,434
Furniture and Fixtures	83,427	83,427
Software	418,899	418,570
Total Depreciable Property and Equipment	581,586	578,431
Accumulated Depreciation	(555,756)	(446,813)
Total Net Property and Equipment	$25,830	$131,618

Depreciation expense totaled approximately $109,000 and $113,000, respectively, for the years ended September 30, 2021 and 2020.

(5) Acquisition of Intangible Assets

Prior to July 20, 2021, the Company owned a 49% non-controlling interest in Bricks4Schoolz, LLC, which was accounted for under the cost method. On July 21, 2021, the Company acquired the remaining 51% of Bricks4Schoolz, LLC, including the proprietary software and content developed for the entity by the other joint venture party, in consideration for the issuance of 300,000 shares of common stock, valued at $60,000 based on the market value of the shares on the agreement date, and an agreement to pay cash of $108,000 in twelve monthly payments of $9,000 each. In accordance with ASC 805, Bricks4Schoolz, LLC was recorded as an asset acquisition because Bricks4Schoolz, LLC did not meet the definition of a business, in that it only has a single asset (rights to proprietary software used in the Company’s operations) and it does not have operations that include an input and a substantive process that together significantly contribute to the ability to create outputs. Accordingly, the total purchase price of $168,000 was recorded as an intangible asset that is being amortized over five years.

(6) Notes and Other Receivables

At September 30, 2021 and 2020, respectively, the Company held certain notes receivable totaling approximately $97,000 and $100,000 respectively for extended payment terms of franchise fees. The Company had an allowance on notes receivable of $91,000 and $91,000 as of September 30, 2021 and 2020, respectively. The net notes receivable was approximately $6,000 and $9,000 and was included in the consolidated balance sheet as of September 30, 2021 and 2020 respectively. The notes were generally non-interest-bearing notes with monthly payments, payable within one year, or currently in default. Accordingly, the full balance was recorded as a current asset as of September 30, 2021 and 2020.

(7) Accrued Liabilities

The Company had accrued liabilities at September 30, 2021, and September 30, 2020 as follows:

Accrued Liabilities	September 30, 2021	September 30, 2020
Accrued board compensation	$—	$5,000
Accrued compensation and payroll taxes	3,269	3,743
Accrued settlement agreements	224,000	—
Other accrued liabilities	19,478	—
Accrued Liabilities	$246,747	$8,743

(8) Stockholders’ Equity (Deficit)

As of September 30, 2021 the Company has 10,000,000 shares of Preferred Stock authorized with no shares issued and outstanding and has 50,000,000 shares of Common Stock authorized with 13,540,938 shares issued and 13,525,838 shares outstanding.

During the year ended September 30, 2021 the Company issued 150,000 shares of common stock for services to a consultant that was valued at $0.20 per share, which was the market price of the Company’s shares on the grant date. The Company also issued 300,000 shares of common stock to acquire intangible assets that were valued at $0.20 per share, which was the market price of the Company’s shares on the grant date. During the year ended September 30, 2021, JoyAnn Kenny-Charlton, a former director of the Company, agreed to relinquish 272,472 shares previously approved for issuance to her for director services for no consideration and the Company cancelled those shares. The Company also reclassified 50,000 shares of common stock out of treasury due to the shares owed to them never being returned by the holder.

During the year ended September 30, 2020 the Company issued 35,714 shares of common stock for compensation to Gary Herman, who was a director at the time of the issuance, valued at $0.07 per share, which approximated the market value of the Company’s stock on the grant date. Also, during the year ended September 30, 2020, Mr. Mitchell, who was the Company’s president at the time, returned 279,406 shares of common stock previously issued to him for compensation for no consideration and the Company cancelled them.

The following table represents option activity during the years ended September 30, 2021 and 2020:

Weighted
		Weighted	Average	Weighted
	Number of	Average Exercise	Remaining Life	Average Grant Date
	Options	Price	(years)	Fair Value
Vested and Exercisable at September 30, 2019	2,177,571	$0.26	2.89	$0.15
Cancelled options	—	$—	—	—
Options granted	—	$—	—	$—
Vested and Exercisable at September 30, 2020	2,177,571	$0.27	1.89	$0.15
Cancelled options	—	$—	—	—
Options granted	—	$—	—	$—
Vested and Exercisable at September 30, 2021	2,177,571	$0.27	0.89	$0.15

The following table represents all outstanding options as of September 30, 2020:

					Weighted
		Average		Average	Average
	Number of	Exercise	Expiration	Remaining	Grant Date
	Options	Price	Date	Life (years)	Fair Value
Granted May 13, 2017	1,764,000	$0.30	05/13/22	0.62	$0.17
Granted September 30, 2017	118,793	$0.18	09/30/22	1.00	$0.13
Granted March 21, 2019	294,778	$0.17	03/19/24	2.47	$0.05
Vested and Exercisable at September 30, 2021	2,177,571	$0.23			$0.15

  (9) Commitments and Contingencies

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

On May 22, 2021, the Company, Brian Pappas, Christine Pappas and Franventures entered into an agreement under which the parties agreed to mutually release all parties from any claims or causes of action that they have against the other, including without limitation any claims asserted in Case No. CA 15-1076 and Case No. CA 16-236. The Company agreed to pay Brian Pappas and his assigns 60 consecutive, monthly payments of $4,000 commencing on June 1, 2021 and continuing through June 1, 2026. As of September 30, 2021 the Company had made four of the monthly payments and the unpaid balance of $224,000 has been recorded in the balance sheet under accrued liabilities.

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

On November 8, 2017, franchisee, Indy Bricks, LLC, along with its two owners, Ben and Kate Schreiber, initiated arbitration against the Company (American Arbitration Association, Case No. 01-17-0006-8120). The Plaintiffs allege breach of contract, fraud, misrepresentations and omissions, violations of the Indiana Franchise Act, and violations of the Indiana Deceptive Franchise Practices Act. On April 23, 2020, a settlement agreement was entered into between the Plaintiffs and the Company under which the arbitration was dismissed. Pursuant to the settlement agreement, Indy Bricks, LLC agreed to pay the Company an agreed amount of past due franchise fees, monthly marketing and royalty fees, and monthly fees to utilize the Company’s franchise management software.

(10) Income Taxes

The components of the deferred tax assets at September 30, 2021 and September 30, 2020 were as follows:

	2021	2020
Deferred tax assets:
Allowance for bad debt	$(165,028)	$79,399
Charitable contributions	127	127
Stock-based compensation	87,675	87,675
Foreign tax credit	171,314	149,238
Net operating loss	895,972	463,512
Total gross deferred tax asset	990,060	779,951
Deferred tax liabilities:
Depreciation timing difference	(44,081)	(16,614)
ASC 606 Adjustment	(797,356)	(797,356)
Total deferred tax liability	(841,437)	(813,970)
Gross net deferred tax asset	148,623	(34,019)
Less: Valuation allowances	(148,623)	34,019
Net deferred tax asset	$—	$—

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

The components of the provisions for income taxes for the fiscal years ended September 30, 2021 and 2020 are as follows:

	2021	2020
Current:
Federal	$—	$—
State	—	—
Total	—	—
Deferred:
Additional deferred tax related to book tax differences	(431,807)	(179,955)
Valuation allowance	431,807	179,955
Total tax provision	$—	$—

A reconciliation of the provisions for income taxes for the fiscal years ended September 2021 and 2020 as compared to statutory rates is as follows:

	2021		2020
	Amount	%	Amount	%
Provision at statutory rates	$(338,614)	19.85%	$(141,072)	19.85%
State income tax, net of federal benefit	(93,846)	5.50%	(39,098)	5.50%
Penalties	—	0.00%	—	0.00%
Meals & entertainment	653	-0.04%	215	-0.03%
Stock-based compensation	—	0.00%	—	0.00%
Tax credits	—	0.00%	—	0.00%
Other tax differences	—	0.00%	—	0.00%
Change in rate	—	0.00%	—	0.00%
Valuation allowance on deferred tax assets	431,807	-25.31%	179,955	-25.3%
Total income tax provision	$—	0.00%	$—	0.00%

(11) Note Payable

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $119,980, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company used the entire loan amount for qualifying expenses, and expects the loan to be forgiven therefore has not recorded any accrued interest on the loan.

(12) Subsequent Events

On October 21, 2021, the Company leased approximately 2,480 square feet of office space at 1637 S. Main Street, Milpitas, CA 94035 for its corporate offices. The lease has a term of two years and one month. The Company is obligated to pay base rent of $4,588 per month in the first year, $4,726 per month in the second year, and $4,867 per month in the last month, plus a pro rata share of common area expenses. On November 1, 2021, the Company relocated its corporate offices to the Milpitas, California location.

On December 7, 2021, the Company, DriveItAway, Inc., a Delaware corporation (“DIA”), and the existing shareholders of DIA executed an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”), under which the Company would acquire all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). As a result of the Share Exchange, DIA will become a wholly-owned subsidiary of the Company. Each share of Series A Preferred will be convertible into that number of shares of common stock of the Company which would entitle the Series A Preferred holders to 85% of the Company’s common stock, determined on a fully-diluted basis, but prior to any shares issued or issuable as a result of the Financing (as defined below). The exact conversion rate of the Series A Preferred will be determined at closing of the Share Exchange. In addition, each share of Series A Preferred will be entitled to dividends and voting rights on an “as converted” basis with the common stockholders. Upon closing of the Share Exchange, all of the existing members of the board of directors (the “Board”) of the Company have agreed to resign, and John Possumato, Adam Potash and Paul Patrizio will be appointed to the Company’s Board. Upon closing of the Share Exchange, Christopher Rego and Rod Whiton have agreed to resign as officers, and upon their resignation John Possumato will be appointed chief executive officer and Adam Potash will be appointed chief operating officer. Mike Elkin has agreed to remain as chief financial officer of the Company. Closing of the Share Exchange Agreement is subject to a number of conditions, and is expected to occur in the first quarter of 2022, provided that the closing conditions are satisfied or waived.

DIA is the first national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turn-key, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon to expand its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new electric vehicles.

On December 7, 2021, the Company entered into a Sale Agreement with StroomX, LLC (the “Purchaser”), under which the Company agreed to sell all of the Company’s subsidiaries (the “Learning Subsidiaries”) involved in its learning business (the “Learning Business”), as well as any assets of the Learning Business that are not owned by the Learning Subsidiaries, to the Purchaser. In connection with the sale, the Purchaser agreed to assume all liabilities of the Learning Business, and to indemnify and hold the Company harmless from any such liabilities. The Purchaser is controlled by Christopher Rego, the Company’s current Chief Executive Officer. Closing of the sale will occur after the closing of the Share Exchange.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CREATIVE LEARNING CORPORATION

Dated: January 11, 2022	By:	/s/ Rod Whiton
Rod Whiton, President
(Principal Executive Officer)

Dated: January 11, 2022	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Christopher Rego	Director and Chief Executive Officer	January 11, 2022
Christopher Rego

/s/ Rod Whiton	President and Director	January 11, 2022
Rod Whiton

/s/ John Simento	Director	January 11, 2022
John Simento

/s/ R. Gary Zell, II	Director	January 11, 2022
R. Gary Zell, II

45