Form 10-Q
period 2021-12-31
CREATIVE LEARNING Corp
filed 2022-02-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2021

☐ Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-52883

CREATIVE LEARNING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1637 S. Main Street

 Milpitas, CA 94035

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 13,650,941 shares of common stock as of February 18, 2022.

CREATIVE LEARNING CORPORATION

FORM 10-Q

Period Ended December 31, 2021

Unless the context otherwise requires, when we use the words the “Company,” “Creative Learning,” “we,” “us,” “our” or “our Company” in this Form 10-Q, we are referring to Creative Learning Corporation, a Delaware corporation, and its subsidiaries.

i

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The risk factors and cautionary language discussed in this Form 10-Q and in our Form 10-K for the year ended September 30, 2021 provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

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

ii

PART I

Item 1. Financial Statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31, 2021	September 30, 2021
		(Audited)

Current Assets:
Cash	$278,876	$349,923
Restricted Cash (marketing fund)	3,113	4,951
Accounts receivable, less allowance for doubtful accounts of approximately $939,000 and $873,000, respectively	52,579	103,704
Prepaid commission expense	155,517	162,817
Prepaid expense	—	—
Marketing fund receivable	25,054	23,886
Notes receivables - current portion, less allowance for doubtful accounts of approximately $91,000 and $91,000, respectively	5,847	5,847
Total Current Assets	520,986	651,128

Security deposit	4,867	—
Intangibles	154,000	162,400
Right of Use Asset	96,376	—
Prepaid commission expense - net of current portion	229,670	263,672
Property and equipment, net of accumulated depreciation of approximately $575,000 and $556,000, respectively	7,543	25,830
Total Assets	$1,013,442	$1,103,030

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$57,862	$168,848
SBA Loan - PPP	119,980	119,980
Deferred revenue	708,172	697,675
Lease Liability	101,219	—
Accrued liabilities	327,003	246,747
Total Current Liabilities	1,314,236	1,233,250

Deferred revenue - net of current portion	1,110,401	1,271,803
Total Liabilities	2,424,637	2,505,053

Commitments and Contingencies (Note 3)	—	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $.0001 par value; 50,000,000 shares authorized 13,716,041 shares issued and 13,700,941 shares outstanding as of December 31, 2021; 13,540,938 shares issued and 13,525,838 shares outstanding as of September 30, 2021	1,369	1,352
Additional paid in capital	3,066,745	3,063,562
Treasury Stock 15,100 shares at December 31, 2021 and September 30, 2021, at cost	(18,126)	(18,126)
Accumulated Deficit	(4,461,183)	(4,448,811)
Total Stockholders’ Equity (Deficit)	(1,411,195)	(1,402,023)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,013,442	$1,103,030

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended December 31,
	2021	2020

REVENUES
Royalty fees	$189,147	$331,892
Marketing fund revenue	—	—
Initial franchise fees	150,905	389,004
Technology fees	33,938	36,112
Merchandise sales	—	—
TOTAL REVENUES	373,990	757,008

OPERATING EXPENSES
Salaries and payroll taxes and stock-based compensation	134,780	137,359
Professional, legal and consulting fees	67,543	105,287
Bad debt expense	6,161	49,211
Other general and administrative expenses	80,408	122,717
Franchise commissions	41,302	87,936
Franchise training and expenses	—	—
Depreciation and amortization	27,321	31,253
General advertising	28,544	1,724
Franchise marketing fund expense	—	—
TOTAL OPERATING EXPENSES	386,059	535,487

OPERATING INCOME (LOSS)	(12,069)	221,521

OTHER INCOME (EXPENSE)	(303)	1,946

INCOME (LOSS) BEFORE INCOME TAXES	(12,372)	223,467

PROVISION FOR INCOME TAXES	—	—

NET INCOME (LOSS)	$(12,372)	$223,467

NET INCOME PER SHARE
Basic	$0.00	$0.02
Diluted	$0.00	$0.02
Basic weighted average number of common shares outstanding	13,175,838	13,298,310
Diluted weighted average number of common shares outstanding	13,415,151	13,680,319

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Creative Learning Corporation

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

(Unaudited)

For the three months ended December 31, 2021

	Treasury Stock		Common stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2021 (Audited)	(15,100)	$(18,126)	13,540,938	$1,352	$3,063,562	$(4,448,811)	$(1,402,023)

Shares issued for option exercise	—	—	155,103	15	(15)	—	—

Stock based compensation	—	—	20,000	2	3,198	—	3,200

Net Income (Loss)	—	—	—	—	—	(12,372)	(12,372)

Balance, December 31, 2021	(15,100)	$(18,126)	13,716,041	$1,369	$3,066,745	$(4,461,183)	$(1,411,195)

For the three months ended December 31, 2020

	Treasury Stock		Common stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance, September 30, 2020 (Audited)	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,773,713)	$(1,816,925)

Net Income (Loss)	—	—	—	—	—	223,467	223,467

Balance, December 31, 2020	(65,100)	$(34,626)	13,363,410	$1,334	$2,990,080	$(4,550,246)	$(1,593,458)

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

CREATIVE LEARNING CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended
	December 31,
	2021	2020

Cash flows from operating activities:
Net income (loss)	$(12,372)	$223,467
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	27,321	31,254
Lease cost, net of repayment	4,843	—
Bad debt expense	6,161	49,211
Stock based compensation	3,200	—
Changes in operating assets and liabilities:
Accounts receivable	44,964	1,289
Prepaid expenses	—	10,452
Prepaid commission expense	41,302	87,936
Deposits	(4,867)	833
Accounts payable	(110,986)	(2,043)
Accrued liabilities	80,256	13,845
Deferred Revenue	(150,905)	(388,048)
Accrued marketing fund	(1,168)	(6,000)
Net cash provided by (used in) operating activities	(72,251)	22,196
Cash flows from investing activities:
Acquisition of property and equipment	(634)	(169)
Sale of assets held for sale	—	—
Collection of notes receivable	—	828
Net cash provided by (used in) investing activities	(634)	659
Cash flows from financing activities	—	—
Net change in cash, cash equivalents and restricted cash	(72,885)	22,855
Cash, cash equivalents and restricted cash at beginning of period	354,874	447,853
Cash, cash equivalents and restricted cash at end of period	$281,989	$470,708

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—
Noncash investing and financing activities:
Stock issued for option exercise	$15	—
Recognition of lease liability and ROU asset at lease commencement	$104,756	—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

CREATIVE LEARNING CORPORATION

Notes to Condensed Consolidated Unaudited Financial Statements

December 31, 2021

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Creative Learning Corporation (the “Company”) operates wholly owned subsidiaries, BFK Franchise Co., LLC (“BFK”) and SF Franchise Company, LLC (“SF”), under the trade names Bricks 4 Kidz® and Sew Fun Studios™ respectively, that offer children’s enrichment and education franchises. As of December 31, 2021, BFK had 274 global Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 39 countries.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information, with the instructions to Form 10-Q and with Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, these consolidated financial statements contain all normal recurring adjustments considered necessary for a fair presentation of the Company’s results for the interim periods that have been included. The results for the three months ended December 31, 2021 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and management’s discussion and analysis included in the Company’s annual report on Form 10-K for the year ended September 30, 2021.

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

Cash, Restricted Cash and Cash Equivalents

The Company had restricted cash of approximately $3,000 and $5,000 at December 31, 2021 and September 30, 2021, respectively, associated with marketing funds collected from the franchisees. Per the franchise agreements a marketing fund of 2% of franchisees gross cash receipts is collected and held to be spent on the promotion of the brand. Any cash collected by the Company for marketing funds is held in a separate bank account and any balance at period end is presented as “restricted cash” and “accrued marketing fund” or “marketing fund receivable” on the balance sheet.

 Accounts and Note Receivables

The Company reviews accounts and notes receivable periodically for collectability, establishes an allowance for doubtful accounts, and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts and notes that is based on historical trends, customer knowledge, any known disputes, and the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Receivables and notes are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowance for doubtful accounts at December 31, 2021 and September 30, 2021 are adequate, but actual write-offs could exceed the recorded allowance.

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

Accounting for Operating Leases

The Company’s operating leases consist of a twenty-five month lease (commencing November 1, 2021 through November 1, 2023) for office space at 1637 S. Main Street, Milpitas, CA 94035. In accordance with ASC 842 – Leases, the Company has recorded a Right-of-Use Asset and Lease Liability of $104,756 at the lease commencement, based on the discounted minimum rent payments under the office lease. The discount rate used was equal to the Company’s cost of capital (6%). The Company is obligated to pay base rent of $4,588 per month in the first year, $4,726 per month in the second year, and $4,867 per month in the last month, plus a pro rata share of common area expenses. The Right-of-Use Asset is being recognized over its useful life. Rental expense related to the lease during the three months ended December 30, 2021 was $12,571.

Intangible Asset

The Company records intangible assets at cost and then amortizes the intangible asset over its useful life. Costs incurred to renew or extend the term of any intangible assets will be expensed as incurred. During the year ended September 30, 2021 the Company acquired intellectual property consisting of software and content for $168,000. The intangible asset is being amortized over its useful life of 5 years and the Company recognized $8,400 worth of amortization expense during the three months ended December 31, 2021, which resulted in an intangible asset balance of $154,000 as of December 31, 2021. Amortization expense of $33,600 is expected annually through September 30, 2025 with amortization expense of $28,000 expected for the year ended September 30, 2026.

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

Contract Liability – Deferred Revenue

In conjunction with the adoption of ASC 606, effective October 1, 2018 the Company recorded deferred revenue as a contract liability for its initial franchise fees collected and related to contracts with remaining performance obligations. During the three months ended December 31, 2021 the activity in the deferred revenue account was as follows:

Balance, September 30, 2021	$1,969,478
Initial franchise fees collected	—
Deferred revenue recognized into revenue	(150,905)
Balance, December 31, 2021	1,818,573
Current portion	(708,172)
Deferred revenue, net of current portion	$1,110,401

Amounts expected to be recognized into revenue related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2021 were as follows:

Twelve months ended December 31, 2022	$708,172
Twelve months ended December 31, 2023	581,616
Twelve months ended December 31, 2024	312,703
Twelve months ended December 31, 2025	143,120
Twelve months ended December 31, 2026 and thereafter	72,962
Total	$1,818,573

Contract Liability / Asset – Accrued Marketing Fund / Marketing Fund Receivable

Per the terms of the franchise agreements, the Company collects 2% of franchisee’s gross revenues for a marketing fund, managed by the Company, to allocate toward national branding of the Company’s concepts to benefit the franchisees.

The marketing fund amounts owed to the Company are accounted for as a liability on the balance sheet and the actual collections are deposited into a marketing fund bank account, presented as restricted cash on the balance sheet. Expenses pertaining to the marketing fund activities are paid from the marketing fund and reduce the liability account. Upon adoption of FASB 606 on October 1, 2018, the Company presents these marketing fund revenues and expenses on a gross basis on its statement of operations. Any unused funds at the end of the period are recorded as accrued marketing fees or any funds used in excess of funds collected are recorded as a marketing fund receivable. The Company expects to collect this advance in future periods from the 2% fees collected on future franchisee gross revenues. The activity in the accrued marketing fund liability account for the three months ended December 31, 2021 was as follows:

Marketing fund liability (receivable), September 30, 2021	$(23,886)
Marketing fund billings recognized into income	—
Marketing funds recognized into expense	—
Marketing funds advanced by the Company	(1,168)
Marketing fund liability (receivable), December 31, 2021	$(25,054)

Contract Asset – Prepaid Commission Expense

In accordance with ASC 606 the costs related to obtaining a contract are to be capitalized as long as the costs are recoverable and incremental. Effective October 1, 2018, the date the Company adopted ASC 606, it capitalized the value of sales commissions as a contract asset and is amortizing those costs straight-line over the contract life of the franchise agreement to which they relate. During the three months ended December 31, 2021, the activity in the contract asset account was as follows:

Balance, September 30, 2021	$426,489
Commissions paid	—
Commissions recognized into expense	(41,302)
Balance, December 31, 2021	385,187
Current portion	(155,517)
Prepaid commission expense, net of current portion	$229,670

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months ended December 31, 2021 and 2020 of $28,544 and $1,724, respectively.

Income Taxes

The provision for income taxes and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized. Given previous recurring losses, the Company cannot conclude that it is more likely than not that such assets will be realized, therefore a full valuation allowance has been recorded during the three months ended December 31, 2021.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2021 and September 30, 2021 and has not recognized interest and/or penalties during the three months ended December 31, 2021, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

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

During the three months ended December 31, 2021, the Company issued 20,000 shares for stock-based compensation valued at $3,200, based on the market value of the Company shares on the grant date, and issued 155,103 shares upon the cashless exercise of 294,778 stock options.

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recent accounting pronouncements

All newly issued accounting pronouncements, but not yet effective, have been deemed either immaterial or not applicable.

(2) Notes and Other Receivables

At December 31, 2021 and September 30, 2021, the Company held certain notes receivable totaling approximately $6,000 and $6,000, respectively, net of allowances, for extended payment terms of franchise fees. The notes receivable bear interest of 4% per annum with monthly payments, payable within four years. The Company analyzes the collectability of all receivables and reserves accordingly.

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

Lease

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

 (4) Related Party Transactions

Christopher Rego has been a director since February 5, 2020, and our Chief Executive Officer since May 1, 2020. Prior to his appointment, Mr. Rego purchased an active franchise in California. During the three months ended December 31, 2021 the Company recognized royalty revenue from the franchise of $1,688 and recognized marketing fee revenue from the franchise of $0. Total payments made by the franchisee were $1,125 As of December 31, 2021 and September 30, 2021 the accounts receivable balance with the franchisee was $1,210 and $1,897, respectively and the franchisee had deferred revenue balances of $0.

John Simento has been a director of the Company since May 19, 2020. Prior to Mr. Rego’s and Mr. Simento’s appointments with the Company, they purchased a Company franchise in the United Arab Emirates (the “UAE”). The Company filed an arbitration complaint against them in December 2019 regarding issues related to opening the franchise. The complaint was resolved by a Settlement Agreement dated February 5, 2020. Under the Settlement Agreement, the Company forgave all back royalty fees through July 2019, equaling $18,825, and agreed to defer all other fees until the franchise was able to obtain a business license to operate in the UAE., which is currently delayed due to the Coronavirus pandemic. The franchise is currently non-operational as a result of an inability to obtain the issuance of a business license from the UAE due to the Coronavirus pandemic. If the franchise is not able to procure the necessary authorizations to operate, the franchisees would not owe any franchise fees. As a consequence, we have not realized any revenue from the franchise and no payments have been received on outstanding balances. As of December 31, 2021 and September 30, 2021 the accounts receivable balance with the franchise was $10,613 and the Company had allowed for $10,613, for net AR balances of $0.

Mr. Rego is also the CEO of Teknowland, a software development company, with which the Company entered into an agreement on March 10, 2020 to perform development and maintenance services in relation to the Company’s franchise management software. The term of the agreement was six months, subject to auto-renewal until Teknowland had completed its obligations under the agreement, but subject to each party’s right to terminate the agreement at any time on 30 days’ notice. Under the agreement, the Company was obligated to pay Teknowland a fee of $12,900 per month for development and maintenance services. Starting in November 2020, the Company and Teknowland orally agreed to reduce the monthly amount that the Company was obligated to pay to $3,000 per month.

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

On December 7, 2021, the Company entered into a Sale Agreement with StroomX, LLC (the “Purchaser”), under which the Company agreed to sell all of the Company’s subsidiaries (the “Learning Subsidiaries”) involved in its learning business (the “Learning Business”), as well as any assets of the Learning Business that are not owned by the Learning Subsidiaries, to the Purchaser. In connection with the sale, the Purchaser agreed to pay the Company in cash or stock of the Company at the Purchaser’s election, assume all liabilities of the Learning Business, and to indemnify and hold the Company harmless from any such liabilities. The Purchaser is controlled by Christopher Rego. As of the date of this filing the closing of the sale had not yet occurred.

(5) Acquisition of Assets

On December 7, 2021, the Company, DriveItAway, Inc., a Delaware corporation (“DIA”), and the existing shareholders of DIA executed an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”), under which the Company would acquire all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). As a result of the Share Exchange, DIA will become a wholly-owned subsidiary of the Company. Each share of Series A Preferred will be convertible into that number of shares of common stock of the Company which would entitle the Series A Preferred holders to 85% of the Company’s common stock, determined on a fully-diluted basis, but prior to any shares issued or issuable as a result of the Financing (as defined below). The exact conversion rate of the Series A Preferred will be determined at closing of the Share Exchange. In addition, each share of Series A Preferred will be entitled to dividends and voting rights on an “as converted” basis with the common stockholders. Upon closing of the Share Exchange, all of the existing members of the board of directors (the “Board”) of the Company have agreed to resign, and John Possumato, Adam Potash and Paul Patrizio will be appointed to the Company’s Board. Upon closing of the Share Exchange, Christopher Rego and Rod Whiton have agreed to resign as officers, and upon their resignation John Possumato will be appointed chief executive officer and Adam Potash will be appointed chief operating officer. Mike Elkin has agreed to remain as chief financial officer of the Company. Closing of the Share Exchange Agreement is subject to a number of conditions, and is expected to occur during 2022, provided that the closing conditions are satisfied or waived.

DIA is the first national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turn-key, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon to expand its easy and transparent consumer app ’subscription to ownership’ platform to enable entry level consumers to drive and acquire new electric vehicles.

(6) Subsequent Events

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $119,980, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated April 24, 2020 issued by the Company, matures on April 23, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The Company used the entire loan amount for qualifying expenses therefore, on January 25, 2022, the PPP Loan was forgiven by the SBA.

The Company performed a review of events subsequent to the balance sheet date through the date the financial statements were issued and determined that there were no additional events requiring recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

Overview

Creative Learning Corporation, operating under the trade names of Bricks 4 Kidz® and Sew Fun Studios®, offers educational and enrichment programs to children ages 3 to 13+ through its franchisees (the “Learning Business”). The Company’s business model is to sell franchise territories and collect a one-time franchise fee and subsequent monthly royalty fees from each territory. Through the Company’s franchise business model, which includes a proprietary curriculum and marketing strategy plus a proprietary franchise management tool, the Company provides a wide variety of programs designed to enhance students’ problem solving and critical thinking skills. BFK had 274 global Bricks 4 Kidz® and Sew Fun Studios® franchise territories, 28 Bricks 4 Kidz® master franchises, and 134 Bricks 4 Kidz® sub-franchises operating in 39 countries.

As a result of challenges faced by our Learning Business, in December 2021, our board elected to change the business focus of the Company by entering into the Share Exchange Agreement to acquire DriveItAway, Inc. and a separate agreement to dispose of our Learning Business if the acquisition of DIA closes..” As a result, the following description of our operating results and liquidity may not be representative of our future operating results and liquidity.

Three Months ended December 31, 2021 and 2020

Revenues were $373,990 during the three months ended December 31, 2021, as compared to $757,008 during the three months ended December 31, 2020. The drop in gross revenues in 2021 as compared to 2020 is mainly attributable to a decrease of approximately $143,000 in royalty fees and a decrease of approximately $238,000 in initial franchise fees.

Initial franchise fees were $150,905 during the three months ended December 31, 2021, as compared to $389,004 during the three months ended December 31, 2020, a decline of $238,099. The decrease in initial franchise fees during the three months ended December 31, 2021 was primarily due to fewer new franchise sales due to the COVID-19 pandemic, as well as fewer terminations of existing franchises, which results in the acceleration of deferred franchise revenues.

Royalty fee revenues were $189,147 during the three months ended December 31, 2021 as compared to $331,892 during the three months ended December 31, 2020, a decline of $142,745. Royalty fee revenues decreased as compared to the comparative periods due to the offboarding of franchisees during the year ended September 30, 2021, and the three months ended December 31, 2021, which resulted in fewer franchisees being charged royalties in the current period versus the same period of the prior fiscal year. In addition, royalty fee revenues were lower because of the interruption of normal operation at many franchises because of the COVID-19 pandemic.

Marketing fund revenues were $0 during the three months ended December 31, 2021, as compared to $0 during the three months ended December 31, 2020. The Company had no marketing fund revenue in the current period due to the impact of COVID-19. In particular, due to the impact of the COVID-19 pandemic on the business of our franchisees, we voluntarily elected to cease charging our franchises for marketing fees in March 2020. The Company expects to resume charging franchisees for marketing when they are able to return to normal operations following the COVID-19 pandemic.

Technology fees were $33,938 during the three months ended December 31, 2021, as compared to $36,112 during the three months ended December 31, 2020. Technology fees decreased during the three months ended December 31, 2021 over the comparative prior period due to the impact of the COVID-19 on our franchisees’ operations.

Operating expenses were $386,059 during the three months ended December 31, 2021, as compared to $535,487 during the three months ended December 31, 2020. Operating expenses declined in 2021 as compared to 2020 primarily due to lower franchise commission expense, professional fees and bad debt. Franchise commissions decreased as a result of the offboarding of franchisees in the prior year, which triggered the recognition of prepaid commissions into expense in the prior year. Professional fees decreased due to settlement of litigation cases in the prior year . Bad debt expense decreased due to fewer charge-offs of bad debt as compared to the prior year.

Net income (loss) for the three months ended December 31, 2021 was $(12,372) as compared to $223,467 in the three months ended December 31, 2020. The net loss in the three months ended December 31, 2021 as compared to the net income in the three months ended December 31, 2020 was a result of lower revenues partially offset by lower expenses as discussed in detail above.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash generated through operations. As of December 31, 2021, the Company had approximately $279,000 of unrestricted cash, and used cash flow from operations of approximately $72,000 in the three months ended December 31, 2021  . The Company believes it has sufficient cash on hand to cover expenses for the next 12 months, provided the Company operates only the Learning Business for the next 12 months. However, the Company has entered into agreements to acquire DIA and dispose of the Learning Business, and if those agreements are consummated the Company’s liquidity will be determined in reference to DIA’s profitability and capital needs instead.

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

Cash funds are used for ongoing operating expenses, the purchase of equipment, and software development.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to us as a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report (the “Evaluation Date”), we carried out an evaluation regarding the three months ended December 31, 2021, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our management concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2021 are fairly stated, in all material respects, in accordance with GAAP.

PART II

Item 1. Legal Proceedings

The discussion of pending legal matters included in Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021 is incorporated herein by reference.

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

CREATIVE LEARNING CORPORATION

Dated: February 22, 2022	By:	/s/ Mike Elkin
Mike Elkin
Chief Accounting Officer (Principal Financial Officer)

CREATIVE LEARNING CORPORATION

Dated: February 22, 2022	By:	/s/ Rod K. Whiton
Rod K. Whiton
President (Principal Executive Officer)