Form 10-Q
period 2022-03-31
Driveitaway Holdings, Inc.
filed 2022-08-24
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from _____________ to ______________

Commission File Number: 000-52883

DRIVEITAWAY HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4456503
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3401 Market Street, Suite 200/201, Philadelphia, PA 19104

(Address of principal executive offices) (Zip Code)

(856) 577-2763

(Registrant’s telephone number, including area code)

_____________________n/a________________________

(Former name or former address if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
N/A	N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Small Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 22, 2022, there were 105,286,622 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DRIVEITAWAY HOLDINGS, INC.

(FKA CREATIVE LEARNING CORPORATION)

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2022	2021
Assets
Current Assets
Cash	$593,059	$9,774
Accounts receivable, net	9,324	21,455
Notes receivable	100,000	—
Total Current Assets	702,383	31,229

Goodwill	1,557,106	—
Total Assets	$2,259,489	$31,229

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$60,264	$150,821
SBA loan	9,431	6,128
PPP loan	—	23,750
Due to related party	4,081	7,268
Accrued liabilities	42,964	11,261
Convertible notes payable - related parties	—	30,000
Convertible notes payable	384,237	—
Total Current Liabilities	500,977	229,228

SBA loan - noncurrent	105,269	72,372
Convertible notes payable -noncurrent	—	150,000
Convertible notes payable -related parties - noncurrent	—	65,000
Total Liabilities	606,246	516,600

Commitments and Contingencies (Note 8)	400,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 2,594,593 and 2,300,000 shares issued and outstanding at March 31, 2022 and September 30, 2021	259	230
Common stock, $0.0001 par value; 1,000,000,000 shares authorized, 17,716,041 shares issued and 17,700,941 shares outstanding as of March 31, 2022 and 0 shares issued and outstanding as of September 30, 2021	1,772	—
Additional paid in capital	3,267,539	419,793
Treasury stock, at cost - 15,100 and 0 shares at March 31, 2022 and September 30, 2021	(18,126)	—
Accumulated deficit	(1,998,201)	(905,394)
Total Stockholders’ Equity (Deficit)	1,253,243	(485,371)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,259,489	$31,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2022	2021	2022	2021

REVENUES
Insurance revenue	$14,887	$72,999	$38,770	$136,228
Rental revenue	29,799	175,752	64,297	329,325
Initial fee revenue	—	11,289	4,126	20,364
Miscellaneous Revenue	1,827	1,480	4,727	7,346
Vehicle owner share	(24,099)	(153,627)	(62,889)	(295,885)
Driver and dealer insurance cost	(11,385)	(70,919)	(27,385)	(136,013)
TOTAL REVENUES	11,029	36,974	21,646	61,365

COST OF GOODS SOLD	5,409	10,762	11,095	20,355
GROSS PROFIT (LOSS)	5,620	26,212	10,551	41,010

OPERATING EXPENSES
Salaries and payroll taxes	119,950	40,578	190,075	101,051
Professional fees	193,320	58,192	366,397	58,477
General and administrative	17,163	14,707	29,846	31,239
Software development	13,706	15,538	29,385	47,672
Selling expense	2,549	165	4,889	2,380
TOTAL OPERATING EXPENSES	346,688	129,180	620,592	240,819

OPERATING LOSS	(341,068)	(102,968)	(610,041)	(199,809)

OTHER INCOME (EXPENSE)
Loss on contingency liability	(400,000)	—	(400,000)	—
Gain on PPP loan forgiveness	—	—	24,148	—
Amortization debt discount	(87,683)	—	(87,683)	—
Interest expense	(11,481)	(784)	(16,940)	(1,586)
Interest expense - related parties	(859)	(1,406)	(2,296)	(2,522)
Interest income	5	—	5	—
TOTAL OTHER INCOME (EXPENSE)	(500,018)	(2,190)	(482,766)	(4,108)

LOSS BEFORE INCOME TAXES	(841,086)	(105,158)	(1,092,807)	(203,917)
Provision for income taxes	—	—	—	—
NET LOSS	$(841,086)	$(105,158)	$(1,092,807)	$(203,917)

NET LOSS PER SHARE:
Basic and diluted net loss per share	$(0.12)	$—	$(0.31)	$—
Basic and diluted weighted average number of common shares outstanding	7,086,416	—	3,504,272	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended March 31, 2022

(Unaudited)

	Series A				Additional				Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	—	$—	$(905,394)	$(485,371)

Stock based compensation	—	—	—	—	173,077	—	—	—	173,077
Net loss	—	—	—	—	—	—	—	(251,721)	(251,721)
Balance - December 31, 2021	2,300,000	230	—	—	592,870	—	—	(1,157,115)	(564,015)

Stock based compensation	—	—	—	—	115,384	—	—	—	115,384
Preferred stock issued for conversion of debt- related party	52,284	5	—	—	104,559	—	—	—	104,564
Preferred stock issued for conversion of debt	129,809	13	—	—	288,445	—	—	—	288,458
Preferred stock issued for exercise of stock option as stock-based compensation - related party	112,500	11	—	—	84,364	—	—	—	84,375
Reorganization	—	—	13,716,041	1,372	1,737,621	(15,100)	(18,126)	—	1,720,867
Common stock and warrant issued in connection with promissory note	—	—	4,000,000	400	344,296	—	—	—	344,696
Net loss	—	—		—	—	—	—	(841,086)	(841,086)
Balance - March 31, 2022	2,594,593	$259	17,716,041	$1,772	$3,267,539	(15,100)	$(18,126)	$(1,998,201)	$1,253,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Six Months Ended March 31, 2021

(Unaudited)

	Series A				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - September 30, 2020	2,000,000	$200	—	$—	$10,410	$(229,710)	$(219,100)

Net loss	—	—	—	—	—	(98,759)	(98,759)
Balance - December 31, 2020	2,000,000	200	—	—	10,410	(328,469)	(317,859)

Preferred stock issued for services	300,000	30	—	—	57,663	—	57,693
Net loss	—	—		—	—	(105,158)	(105,158)
Balance - March 31, 2021	2,300,000	230	—	—	68,073	(433,627)	(365,324)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,092,807)	$(203,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP loan forgiveness	(24,148)	—
Stock-based compensation expense	372,836	57,693
Loss on contingency liability	400,000	—
Amortization of debt discount	87,683	—
Changes in operating assets and liabilities:
Accounts receivable	12,131	897
Due to related party	6,377	2,521
Accounts payable	(90,557)	56,298
Accrued liabilities	38,959	8,302
Net Cash used in Operating Activities	(289,526)	(78,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	70,361
Net Cash used in Investing Activities	70,361	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from convertible note payable - related parties	—	65,000
Proceeds from convertible notes payable	766,250	—
Proceeds from the SBA loan	36,200
Net Cash provided by Financing Activities	802,450	65,000

Net change in cash	583,285	(13,206)
Cash, beginning of period	9,774	28,975
Cash, end of period	$593,059	$15,769

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Preferred stock issued for conversion of debt -related party	$104,564	$—
Preferred stock issued for conversion of debt	$288,458	$—
Common stock and warrant issued in connection with promissory note	$344,696	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Unaudited)

Note 1 - Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

DriveItAway Holdings, Inc. (“DIA Holdings”, “we” or “us”) was formed in Delaware on March 8, 2006 as B2 Health, Inc. On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company, and concurrently changed its name to Creative Learning Corporation. On February 24, 2022, the Company acquired DriveItAway, Inc., and on March 18, 2022, disposed of BFK and its other subsidiaries involved in the learning business. On April 18, 2022, the name was changed to DriveItAway Holdings, Inc.

DIA Holdings is a national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turnkey, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon expand its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new Electric Vehicles. For further information, please see www.driveitaway.com.

Share Exchange and Reorganization

On February 24, 2022 (the “Effective Date”), the Company, DriveItAway, Inc., and the existing shareholders of DriveItAway, Inc. (“DIA”) executed an Agreement and Plan of Share Exchange, under which the Company acquired all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). At the closing, the Company agreed to issue one share of Series A Preferred for each share of DIA common stock that was subsequently issued in conversion of certain outstanding convertible notes of DIA, provided that the holders converted their notes prior to December 31, 2022. All of the holders of the convertible notes of DIA agreed to convert their notes in March 2022, and were issued one share of Series A Preferred in exchange for the DIA common stock they acquired as a result of the conversion. A total of 2,594,593 shares of Series A Preferred were issued in exchange for all of the outstanding shares of DIA, including DIA shares issued at closing or shortly thereafter as a result of the exercise or conversion of all outstanding options or convertible notes issued by DIA.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by DIA and resulted in a recapitalization with DIA being the accounting acquirer and DIA, Inc. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, DIA and have been prepared to give retroactive effect to the reverse acquisition completed on February 24, 2022, and represent the operations of DIA. The consolidated financial statements after the acquisition date, February 24, 2022, include the balance sheets of both companies at fair value, the historical results of DIA and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2021, contained in the Company’s Form 8-K/A, exhibit 99.1, as filed on February 24, 2022.

Basis of Consolidation

The consolidated financial statements include the accounts of DriveItAway Holdings Inc. and its wholly owned subsidiary DriveItAway, Inc., collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Fiscal year

The Company operates on a September 30 fiscal year-end.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of March 31, 2022 and September 30, 2021 the Company had cash of $593,059 and $9,774, respectively and did not have cash equivalents.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of March 31, 2022 and September 30, 2021 are adequate, but actual write-offs could exceed the recorded allowance. During the year ended March 31, 2022, and September 30, 2021 the balances in the allowance for doubtful accounts was $0.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification(“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the period ended March 31, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

The Company’s performance obligation for rental revenue is to provide an application to track car rental arrangements and to collect cash from car rental customers and remit those payments to participating franchise and independent car dealers, net of the Company’s revenue share. The car rental arrangements are over a fixed contracted period; therefore, the Company recognizes revenue ratably during the contract term. The Company’s performance obligation for insurance revenue is to collect insurance fees from the customer and provide the third-party provider payment for the insurance provided to the customer. The insurance is offered over a fixed contracted period; therefore, the Company recognizes revenue ratably during the contract term.

Rental and insurance transactions are prepaid at the beginning of the rental cycle (typically a one-week rental that has an automatic renewal) with an automatic charge to the customer’s credit card on file through the DIA system. The DIA system then distributes the vehicle owner share (typically 85% of rental revenue) to the vehicle owner’s bank account from the Stripe Account. This amount is shown as a deduction to Revenues (“Vehicle Owner Share”) on the Company’s Statements of Operations. The net amount is then transferred from the Company’s Stripe Account to the DIA operating bank account. DIA also distributes insurance amounts due to the third-party insurance provider on a monthly basis. This amount is shown as a deduction to revenues (“Driver & Dealer Insurance Cost”) on the Company’s Statements of Operations.

DIA also generate miscellaneous revenue in a number of ways. At the end of the rental term, the DIA software system checks for any excess usage and charges, based on the terms of the rental contract, and will automatically charge a customer’s credit card. These charges are recognized when the credit card charge goes through and recorded as miscellaneous revenue on the Company’s Statements of Operations. Additional miscellaneous revenue represents amounts earned on telematics equipment and telematics software services related to each rental vehicle used to track excess usage and charges. DIA performance obligation is to provide the equipment to the vehicle owner for self-installation and allow access to the software throughout the rental term. The Company recognizes revenue when the equipment is delivered to the vehicle owner. Miscellaneous revenue associated with use of the telematics software is recognized on a monthly basis as it is a monthly service.

The Company’s Cost of Goods sold consists of credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the periods ended March 31, 2022 and 2021, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

For the six months ended March 31, 2022, and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	March 31,	March 31,
	2022	2021
Series A Convertible Preferred Stock	88,085,681	78,084,333
Convertible notes	—	17,207
Warrants	2,882,793	—
Stock options	—	300,000
	90,968,474	78,401,540

Recent accounting pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and, (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 1, 2021, the Company adopted this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 2 – Going Concern

During the six months ended March 31, 2022, the Company had a net loss of $1,092,807 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The reported net cash used in operating activities of $289,526 in the six months ended March 31, 2022, which is offset by an increase in cash of $802,450 during the period ended March 31, 2022, from financings and $70,361 from the acquisition of a subsidiary. These factors, among others, raise substantial doubt about the entities ability to continue as a going concern.

Management plans include converting its Convertible Debt into the Company’s Common Stock in addition to raising equity capital.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

Related Party Convertible Notes Payable

On September 13, 2019, the Company issued a Convertible Promissory Note to Driveitaway, LLC, a company controlled by John Possumato, the Company’s CEO, for $30,000, with a maturity date of September 13, 2022. On October 13 and October 14, 2020, the Company issued Convertible Promissory Notes to Driveitaway, LLC and Adam Potash, the Company’s COO, for $25,000 each, which mature on October 13 and 14, 2022, respectively. On December 24, 2020, the Company issued a Convertible Promissory Note to Adam Potash, for $15,000, which matures on December 24, 2022. Each of the notes bear interest at a rate of 6% per annum. The notes automatically convert into preferred stock of DIA in the event DIA raises at least $1,000,000 by the issuance of preferred stock prior to the maturity dates of the notes (a “Qualified Financing”). In the event DIA enters into a financing that is not a Qualified Financing prior to the maturity dates of the notes, the holders have the right to convert their notes into the class and series of equity securities offered in the non-Qualified Financing at the offer price thereof. In the event DIA effects a change of control, the holders have the option of converting their notes into common stock in order to participate in the change of control or accelerating the maturity date and receiving cash at the time of the change of control.

During the six months ended March 31, 2022 and 2021, the Company recorded interest expense of $2,296 and $2,522, respectively.

At the closing of the Share Exchange on February 24, 2022, the holders of the related party Convertible Promissory Notes agreed to convert all of the principal and interest of $104,564 due under the notes into 52,284 shares of DIA common stock, which was automatically converted into 52,284 shares of Series A Preferred (see Note 6).

Note 4 – Goodwill

The following table summarizes the consideration paid for DriveItAway Holdings, Inc and the amounts of the assets acquired and liabilities assumed at the acquisition date of February 24, 2022:

Consideration:
Convertible Preferred A stock	$1,720,867

Assets acquired and liabilities assumed:
Cash	70,361
Note receivable	100,000
Accounts payable and accrued liabilities	(6,600)
Total Goodwill	$1,557,106

Note 5 - Note receivable

A note receivable of $100,000 was issued to DriveItAway Holdings in consideration for the sale of certain subsidiaries as a part of recapitalization. The note receivable is unsecured, due on April 20, 2022 and bears interest at 15% per annum, provided that the payor has the right to satisfy the note in full by the return of 500,000 shares of the Company’s common stock for cancellation.

Note 6 – Equity

Authorized

On April 18, 2022, the Company filed Amended and Restated Articles of Incorporation (the “Amended and Restated Articles”) with the Secretary of State of the State of Delaware to authorize one billion (1,000,000,000) shares of common stock having a par value of $0.0001 per share, and ten million (10,000,000) shares of preferred stock having a par value of $0.0001 per share. All or any part of the capital stock may be issued by the Corporation from time to time and for such consideration and on such terms as may be determined and fixed by the Board of Directors, without action of the stockholders, as provided by law, unless the Board of Directors deems it advisable to obtain the advice of the stockholders.

Series A Preferred Stock

The Company has authorized one series of preferred stock, which is known as the Series A Convertible Preferred Stock (the “Series A Preferred”). The Board has authorized the issuance of 5,000,000 shares of Series A Preferred. The Series A Preferred Stock has the following rights and preferences:

Dividends: The Series A Preferred Stock is entitled to receive non-cumulative dividends equal to the amount of dividends that the holder of such share would have received if such share of Series A Preferred Stock were converted into shares of Common Stock immediately prior to the record date of the dividend declared on the Common Stock.

Liquidation Preference: The Series A Preferred Stock is entitled to receive, prior to any distribution to any junior class of securities, an amount equal to $0.01 per share as a liquidation preference before any distribution may be made to the holders of any junior security, including the Common Stock.

Voting Rights: Each holder of Series A Preferred Stock shall vote with holders of the Common Stock upon any matter submitted to a vote of shareholders, in which event it shall have the number of votes equal to the number of shares of Common Stock into which such share of Series A Preferred Stock would be convertible on the record date for the vote or consent of shareholders. Each holder of Series A Preferred Stock shall also be entitled to one vote per share on each submitted to a class vote of the holders of Series A Preferred Stock.

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into 33.94971 shares of Common Stock at the option of the holder thereof.

Mandatory Conversion Right: The Company has the right to convert each share of Series A Preferred Stock into 33.94971 shares of Common Stock at any time that there are less than 200,000 shares of Series A Preferred Stock outstanding.

During the six months ended March 31, 2021, the Company issued 300,000 shares of DIA common stock which was automatically converted into 300,000 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The shares were issued to a consulting firm pursuant to one year consulting agreement and valued at $692,308. Stock-based compensation expense related to this issuance for the six months ended March 31, 2022 and 2021 was $288,461 and $57,693, respectively, and is included in general and administrative expense.

During the six months ended March 31, 2022, the Company issued 294,593 shares of DIA common stock which was automatically converted into 294,593 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The preferred stock is reflected retroactively for all periods presented.

•	52,284 shares issued for conversion of debt – related party and accrued interest of $104,564
•	129,809 shares issued for conversion of debt and accrued interest of $288,458
•	112,500 shares issued for exercise of stock option - related party as stock-based compensation to related parties

As of March 31, 2022 and September 30, 2021, the Company had 2,594,593 and 2,300,000 shares of Series A Preferred stock outstanding, respectively.

Common Stock Issuances

On February 24, 2022, the Company recognized the equity of DIA Holdings as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock,at a value of $1,720,867 (see Note 4).

On February 24, 2022, the Company issued 4,000,000 shares of common stock valued at $316,324 for commitment fees in conjunction with the issuance of promissory note of $750,000 (see Note 8).

As of March 31, 2022 and September 30, 2021, the Company had 17,716,041 and 0 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of March 31, 2022 and September 30, 2021, the Company had 15,100 and 0 shares of treasury stock, respectively.

Stock Options

On June 12, 2020, DIA’s Board of Directors and its shareholders approved its 2020 Equity Compensation Plan (“Equity Plan”). The Equity Plan permits DIA to issue awards or options to the employees, directors, consultants and advisors who provide services to the Company or a subsidiary. Pursuant to the Equity Plan, 400,000 shares of DIA’s common stock were reserved for issuance. The Equity Plan allows DIA’s board or a committee of the board to issue grants of incentive stock options, nonqualified stock options, stock awards, stock units, stock appreciation rights and other equity-based awards.

As of December 31, 2021, DIA had 300,000 stock options outstanding under the Equity Plan to Messrs. Possumato, CEO, and Potash, COO in equal amounts, of which 112,500 had vested as of December 31, 2021. At the closing of the Share Exchange, Messrs. Possumato and Potash each agreed to exercise the 56,250 vested stock options issued to them, which was the number of stock options which had vested as of the date the Share Exchange Agreement was executed. The options were converted into 112,500 shares of DIA common stock, which was automatically converted into 112,500 shares of Series A Preferred. The balance of the stock options issued to Messrs. Possumato and Potash were cancelled. The stock options had an exercise price of $0.75 per share. In lieu of paying the exercise price in cash, the exercise price was recorded as compensation expense of $42,188 to each of Messrs. Possumato and Potash.

Also, at the closing of the Share Exchange, DIA’s board cancelled the Equity Plan and all outstanding options were cancelled. Accordingly, as of March 31, 2022 the Company had no options outstanding.

Warrants

On February 24, 2022, in conjunction with the issuance of promissory note of $750,000, the Company issued 1,000,000 warrants for $0.30 per share, which were assigned a value of $28,372, and recorded to additional paid in capital. The warrants expire on February 24, 2027. The warrants were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the six months ended March 31, 2022, the estimated fair values of the warrants were measured using the following inputs:

March 31,
2022
Stock price at time of issuance	$0.10
Exercise price	$0.30
Expected term	5 years
Expected average volatility	120%
Expected dividend yield	—
Risk-free interest rate	1.84%

A summary of activity during the six months ended March 31, 2022 is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of October 1, 2021	—	$—	—
Issuance	1,000,000	0.30	5.00
Warrants assumed in reorganization	1,882,793	0.29	0.16
Exercised	—	—	—
Expiry	—	—	—
Balance as of March 31, 2022	2,882,793	$0.30	1.79

1,882,793 warrants outstanding in the Company prior to February 24, 2022, reflect the warrants as assumed in the reorganization.

The intrinsic value of the warrants as of March 31, 2022, is $0. All of the outstanding warrants are exercisable as of March 31, 2022.

Note 7 – Notes Payable

PPP Loan

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $23,750, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 9, 2020 issued by the Company, matures on May 8, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In December 2021, the PPP Loan of $23,750 and accrued interest of $398 were forgiven and recognized as other income. During the six months ended March 31, 2022, the Company recorded interest expense of $59.

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan matures on May 31, 2050. During the six months ended March 31, 2022, the Company recorded interest expense of $2,115 on the SBA Loan and as of March 31, 2022 the accrued interest on the SBA Loan was $6,018.

Note 8 - Convertible Notes Payable

AJB Capital Investments, LLC Note

Effective February 24, 2022, Creative Learning Corporation (the “Company”) entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (after giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer. After payment of the fees and costs, the net proceeds to the Company were $641,250, which will be used for working capital and other general corporate purposes.

The maturity date of the AJB Note is August 24, 2022, but it may be extended for six months upon the consent of AJB and the Company. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

The note is convertible into Common Stock of the Company at any time that the note is in default, provided that at no time may the note be convertible into an amount of common stock that would result in the holder having beneficial ownership of more than 4.99% of the outstanding shares of common stock, as determined in accordance with Section 13(d) under the Securities Exchange Act of 1934 (the “Exchange Act”).  The conversion price equals the lowest trading price during either the 20 days trading days prior to the date of conversion or the 20 trading days prior to the date of issuance of the note (which was $0.14 per share).  The conversion is subject to reduction in the following situations: (i) a 10% discount will apply anytime a conversion occurs when the company is not eligible to deliver the shares by DWAC; (ii) a 15% discount will apply whenever the shares are “chilled” for deposit into the DTC system; (iii) a 15% discount will apply if the Company’s common stock ceases to be registered under Section 12 of the Exchange Act; (iv) a 15% discount will apply if the note cannot be converted into free trading shares 181 days after its issue date; (v) in the event any other party has the right to convert debt into Common Stock at a greater discount to market than under the note, then the holder has the right to utilize such discount in determining the conversion price; or (vi) if the Company issues any shares of Common Stock for less than the conversion price in effect on the date of issuance, including any options, warrants or securities convertible into Common Stock at price less than the conversion price, then the conversion price shall be automatically reduced to the amount of consideration received by the company for such shares, except for any issuance that is an exempt issuance.

Also pursuant to the SPA, the Company paid AJB a commitment fee of $800,000, payable in the form of 4,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the Commitment Fee Shares for $800,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,000,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced to $400,000. The Company calculated and recorded a contingent liability for the Commitment Fee Shares, based on the closing stock price on reporting date. On issuance of the note, the Company valued the 4,000,000 Commitment Fee Shares of common stock at $316,324 and recorded this as additional paid in capital (see Note 6).

Pursuant to the SPA, the Company also issued to AJB common stock purchase warrants (the “warrants”) to purchase 1,000,000 shares of the Company’s common stock for $0.30 per share, which was assigned a value of $28,372 that was recorded as additional paid in capital. The warrants expire on February 24, 2027. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants.

The allocation of financing costs, issuance of the Commitment Fee shares, and the warrant to the debt component resulted in a $453,446 debt discount that is being amortized to interest expense over the term of the AJB Note.

During the six months ended March 31, 2022, the Company recorded interest expense of $7,292, amortization of debt discount of $87,683, and a loss on contingency liability of $400,000 for the Commitment Fee Shares. As of March 31, 2022, the contingent liability balance was $400,000 and the debt discount recorded on the note was $365,763, resulting in a note payable balance of $384,237.

Knightsgate Ventures II, LP Note

On April 1, 2021, DIA borrowed $150,000 in Convertible Notes from Knightsgate Ventures II, LP, a third-party lender at a rate of 8%. The loan matures on December 31, 2022. During the year ended September 30, 2021 the Company recorded interest expense of $5,983 on the note and that amount is recorded as accrued interest as of September 30, 2021.

The Convertible Note automatically converts into preferred stock of DIA in the event DIA raised at least $2,000,000 by the issuance of preferred stock prior to the maturity date of the Convertible Note (a “Qualified Financing”), in which case the conversion price is equal to the lesser of (i) 90% of the price paid by investors in the Qualified Financing or (ii) the price obtained by dividing $6,000,000 by the Company’s fully diluted shares outstanding immediately prior to conversion (the “Cap Price”). In the event DIA had not entered into a Qualified Financing prior to the maturity date, the Convertible Note is convertible at the option of the holder into DIA common stock on the Maturity Date at a price per share equal to the Cap Price. In the event DIA effects a change of control, the holder has the option of converting the Convertible Note into DIA’s common stock at a price per share equal to the Cap Price or accelerating the maturity date and receiving cash at the time of the change of control.

During the six months ended March 31, 2022, the Company recorded interest expense of $4,833.

Individual Investor Notes

During the six months ended March 31, 2022, DIA issued an aggregate of five convertible notes to five investors, each for $25,000. The notes bear interest at a rate of 8% per annum, mature on December 31, 2022, and are convertible into DIA’s common stock on the same basis that is described for the Convertible Note issued to Knightsgate Ventures II, LP on April 1, 2021, as described above. During the six months ended March 31, 2022 the Company recorded interest expense of $2,641 on the notes.

In March 2022, the holders of all of the convertible notes issued to unrelated investors agreed to convert their notes of $275,000 and accrued interest of $13,458 into 129,809 shares of DIA’s common stock, each of which was automatically converted into one share of Series A Preferred of the Company Holdings in accordance with the Share Exchange Agreement (see Note 6).

Note 9 – Subsequent Events

The Company has evaluated all subsequent events through the date these financial statements were available to be issued.

On April 20, 2022, holders of 2,464,784 shares of Series A Preferred agreed to convert their Series A Preferred into common stock, which resulted in the issuance of 83,678,702 shares of common stock. On the same date, the board of directors approved a resolution to exercise the Company’s right to mandatorily convert the remaining Series A Preferred into common stock, which resulted in the issuance of an additional 4,406,979 shares of common stock. As a result of the conversions, the Company does not have outstanding any shares of Series A Preferred.

In May 2022, the payor under a note receivable in the principal amount of $100,000 satisfied the note in full by returning 500,000 shares of the Company’s common stock for cancellation. See Note 5.

On June 30, 2022, the Company closed on a transaction with two (2) investors pursuant to respective Subscription Agreements for an aggregate amount of $250,000, for five (5) Units. Each Unit, priced at $50,000, consists of a twenty-four (24) month Secured Promissory Note (the “Note”), at an interest rate of 15%, which is convertible at $0.20 per share into shares of the Company’s common stock. Each Unit also provides for warrants issued to the investors subject to a Common Stock Purchase Warrant, issued by the Company, for 25,000 shares of the Company’s common stock at an exercise price of $0.30 per share, exercisable within five (5) years from the date of issuance. The Notes are secured by a Security Agreement upon an Event of Default.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of DriveItAway Holdings, Inc., and its wholly owned subsidiary, DriveItAway, Inc., should be read in conjunction with the financial statements of the Company. and the notes to those financial statements that are included elsewhere in this Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

Overview

DIA is the first national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turn-key, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon to expand its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new Electric Vehicles. For further information, please see www.driveitaway.com.

Recent Developments

Share Exchange Transaction

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

On February 24, 2022, the Company consummated the Share Exchange, which resulted in the Company issuing 2,594,593 shares of Series A Preferred to acquire all of the issued and outstanding common stock of DIA. Each share of Series A Preferred is convertible into 33.94971 share of common stock. In addition, each share of Series A Preferred is entitled to dividends and voting rights on an “as converted” basis with the common stockholders. As a result, prior holders of DIA common stock own Series A Preferred that has approximately 85% of the voting rights on any matter submitted to shareholders for a vote.

Upon closing of the Share Exchange, all of the existing members of the board of directors (the “Board”) of the Company resigned and John Possumato, Adam Potash and Paul Patrizio were appointed to the Company’s Board. Upon closing of the Share Exchange, Christopher Rego and Rod Whiton resigned as officers, and John Possumato was appointed chief executive officer and Adam Potash was appointed chief operating officer. Mike Elkin agreed to remain as chief financial officer of the Company.

Names Change and Capital Structure

On April 18, 2022, the Company filed an amendment to its certificate of incorporation to change its name from Creative Learning Corp.to DriveItAway Holdings, Inc. and to increase the number of authorized shares of common stock from 50,000,000 to 1,000,000,000.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Revenues. Total revenue for the three months ended March 31, 2022 was $11,029, as compared to $36,974 for the three months ended March 31, 2021, a decrease of $25,945, primarily due to the nation-wide used car shortage resulting from supply chain disruptions (e.g. chip shortage).

Operating Expenses. Operating expenses for the three months ended March 31, 2022 were $346,688, as compared to $129,180 for the three months ended March 31, 2021. The increase of $238,100 was largely attributable to an increase in professional fees, salaries, payroll taxes and stock-based compensation.

Operating Loss. Operating loss was $341,068 for the three months ended March 31, 2022, as compared to $102,968 for the three months ended March 31, 2021. This increase of $212,508 was largely attributable to an increase in professional fees, salaries, payroll taxes and stock-based compensation.

Six months ended March 31, 2022 compared to six months ended March 31, 2021

Revenues. Total revenue for the six months ended March 31, 2022 was $21,646, as compared to $61,365 for the six months ended March 31, 2021, a decrease of $39,719, primarily due to due to the nation-wide used car shortage resulting from supply chain disruptions (e.g. chip shortage).

Operating Expenses. Operating expenses for the six months ended March 31, 2022 was $620,592, as compared to $240,819 for the six months ended March 31, 2021. The increase of $379,773 was largely attributable to an increase in professional fees, salaries, payroll taxes and stock-based compensation.

Operating Loss. Operating loss was $610,041 for the six months ended March 31, 2022, as compared to $199,809 for the six months ended March 31, 2021. This increase of $410,232 was largely attributable to an increase in professional fees, salaries, payroll taxes and stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

Operating Activities. For the six months ended March 31, 2022, the net cash used of $289,526 was an increase over the same period of the prior year of $78,206.

Financing Activities. For the six months ended March 31, 2022, the net cash provided by financing activities was $802,450, an increase over the same period the prior year of $65,000. The increase was primarily due to proceeds from a convertible debt of $766,250.

Investing Activities. For the six months ended March 31, 2022, the cash flows from investing activities was $70,361, as compared with $0 for the same period the prior year. This increase was due to an acquisition of a subsidiary.

Going Concern Qualification

During the period ended March 31, 2022, the Company had a net loss of $1,092,807 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company reported net cash used in operating activities of $289,526 in the six months ended March 31, 2022, which was offset by an increase in cash of $802,450 during the period ended March 31, 2022, from financings and $70,361 from the sale of its learning subsidiaries. These factors, among others, raise substantial doubt about the entities ability to continue as a going concern.

Management plans include converting its convertible debt into the Company’s common stock in addition to raising equity capital.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of income and expense during the reporting periods presented.

Recapitalization

On February 24, 2022, the Company, DriveItAway, Inc., and the existing shareholders of DriveItAway, Inc. (“DIA”) executed an Agreement and Plan of Share Exchange, under which the Company acquired all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock of the Company for each outstanding share of DIA common stock. For financial accounting purposes, this transaction was treated as a reverse acquisition by DIA and resulted in a recapitalization with DIA being the accounting acquirer and DIA, Inc. as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, DIA and have been prepared to give retroactive effect to the reverse acquisition completed on February 24, 2022, and represent the operations of DIA. The consolidated financial statements after the acquisition date, February 24, 2022, include the balance sheets of both companies at fair value, the historical results of DIA and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of March 31, 2022 and September 30, 2021 are adequate, but actual write-offs could exceed the recorded allowance. During the year ended March 31, 2022, and September 30, 2021 the balances in the allowance for doubtful accounts was $0.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification(“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the period ended March 31, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

The Company’s performance obligation for rental revenue is to provide an application to track car rental arrangements and to collect cash from car rental customers and remit those payments to participating franchise and independent car dealers, net of the Company’s revenue share. The car rental arrangements are over a fixed contracted period; therefore, the Company recognizes revenue ratably during the contract term. The Company’s performance obligation for insurance revenue is to collect insurance fees from the customer and provide the third-party provider payment for the insurance provided to the customer. The insurance is offered over a fixed contracted period; therefore, the Company recognizes revenue ratably during the contract term.

Rental and insurance transactions are prepaid at the beginning of the rental cycle (typically a one-week rental that has an automatic renewal) with an automatic charge to the customer’s credit card on file through the DIA system. The DIA system then distributes the vehicle owner share (typically 85% of rental revenue) to the vehicle owner’s bank account from the Stripe Account. This amount is shown as a deduction to Revenues (“Vehicle Owner Share”) on the Company’s Statements of Operations. The net amount is then transferred from the Company’s Stripe Account to the DIA operating bank account. DIA also distributes insurance amounts due to the third-party insurance provider on a monthly basis. This amount is shown as a deduction to revenues (“Driver & Dealer Insurance Cost”) on the Company’s Statements of Operations.

DIA also generate miscellaneous revenue in a number of ways. At the end of the rental term, the DIA software system checks for any excess usage and charges, based on the terms of the rental contract, and will automatically charge a customer’s credit card. These charges are recognized when the credit card charge goes through and recorded as miscellaneous revenue on the Company’s Statements of Operations. Additional miscellaneous revenue represents amounts earned on telematics equipment and telematics software services related to each rental vehicle used to track excess usage and charges. DIA performance obligation is to provide the equipment to the vehicle owner for self-installation and allow access to the software throughout the rental term. The Company recognizes revenue when the equipment is delivered to the vehicle owner. Miscellaneous revenue associated with use of the telematics software is recognized on a monthly basis as it is a monthly service.

The Company’s Cost of Goods sold consists of credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of March 31, 2022, being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”), pursuant to Rule 13a- 15(b) under the Exchange Act. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, due to material weaknesses in our control environment and financial reporting process.

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the our management and directors; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Based on our evaluation under the framework described above, as of March 31, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;

2) inadequate segregation of duties consistent with control objectives; and

3) ineffective controls over period end financial disclosure and reporting processes.

A “material weakness” is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As of the date of this Quarterly Report, the Company does not intend to remedy the foregoing and therefore such material weaknesses in our control environment and financial reporting process will continue due to lack of available capital. A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(c) Change in Internal Control over Financial Reporting

There were no significant changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock and Treasury Stock

On February 24, 2022, the Company recognized the equity of DIA Holdings as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock.

On February 24, 2022, the Company issued 4,000,000 shares of common stock as a commitment fee in conjunction with the issuance of promissory note of $750,000.

Preferred Stock

On February 24, 2022, the Company issued 2,464,784 shares of Series A preferred stock to acquire all of the issued and outstanding common stock of DIA pursuant to the Share Exchange. In March 2022, the Company issued an additional 129,809 shares of Series A preferred stock to acquire an equal number of shares of common stock issued by DriveItAway, Inc., its wholly-owned subsidiary, upon the conversion of certain notes previously issued by DriveItAway, Inc.

Each share of Series A preferred stock is convertible into 33.94971 shares of common stock.

Warrants

On February 24, 2022, the Company issued 1,000,000 warrants in conjunction with the issuance of the promissory note to AJB Capital Investments, LLC. The warrants have an exercise price of $0.30 per share and expire five (5) years from the date of issuance.

The securities in the transactions described above were sold or issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold or issued bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101.INS	XBRL Instance Document				x
101.SCH	XBRL Taxonomy Extension Schema Document				x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.				x
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVEITAWAY HOLDINGS, INC.

Date: August 23, 2022	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)