Form 10-Q
period 2022-06-30
Driveitaway Holdings, Inc.
filed 2022-09-07
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐ No ☒

As of September 6, 2022, there were 105,286,622 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

DRIVEITAWAY HOLDINGS, INC.

(FKA CREATIVE LEARNING CORPORATION)

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2022

DriveItAway Holdings, Inc.

 (fka Creative Learning Corporation)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	September 30,
	2022	2021
Assets
Current assets
Cash	$389,664	$9,774
Accounts receivable, net	6,096	21,455
Total current assets	395,760	31,229

Goodwill	1,557,106	—
Vehicles, net of accumulated depreciation of $4,645	121,761	—
Total Assets	$2,074,627	$31,229

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$109,187	$132,696
Accrued liabilities	16,710	29,386
SBA Loan	11,183	6,128
PPP Loan	—	23,750
Due to related party	726	7,268
Convertible notes payable - related parties	—	30,000
Convertible note payable	612,212	—
Total Current Liabilities	750,018	229,228

SBA Loan - noncurrent	103,517	72,372
Convertible note payable - noncurrent	242,296	150,000
Convertible notes payable - related party - noncurrent	—	65,000
Total Liabilities	1,095,831	516,600

Commitments and Contingencies (Note 9)	460,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $.0001 par value; 10,000,000 shares authorized; 0 and 2,300,000 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	—	230
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 105,301,722 shares issued and 105,286,622 outstanding at June 30, 2022 and 0 shares issued and outstanding as of September 30, 2021, respectively	10,531	—
Additional paid in capital	3,166,951	419,793
Treasury stock, at cost - 15,100 and 0 shares at June 30, 2022 and September 30, 2021, respectively	(18,126)	—
Accumulated deficit	(2,640,560)	(905,394)
Total Stockholders’ Equity (Deficit)	518,796	(485,371)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,074,627	$31,229

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

 (fka Creative Learning Corporation)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUES
Insurance revenue	$5,922	$68,067	$44,692	$204,295
Rental revenue	15,711	139,925	80,008	469,250
Initial fee revenue	—	1,809	4,126	22,173
Miscellaneous Revenue	2,727	3,073	7,454	10,419
Vehicle owner share	(11,424)	(122,065)	(74,313)	(417,950)
Driver and dealer insurance cost	(5,852)	(58,974)	(33,237)	(194,987)
TOTAL REVENUES	7,084	31,835	28,730	93,200

COST OF GOODS SOLD	10,694	9,859	21,789	30,214
GROSS PROFIT (LOSS)	(3,610)	21,976	6,941	62,986

OPERATING EXPENSES
Salaries and payroll taxes	104,525	46,500	294,600	147,551
Professional fees	175,460	173,077	541,857	231,554
General and administrative	24,851	13,331	54,697	44,570
Software development	16,442	18,868	45,827	66,540
Selling expense	9,266	432	14,155	2,812
TOTAL OPERATING EXPENSES	330,544	252,208	951,136	493,027

OPERATING LOSS	(334,154)	(230,232)	(944,195)	(430,041)

OTHER INCOME (EXPENSE)
Loss on contingency liability	(60,000)	—	(460,000)	—
Gain on PPP loan forgiveness	—	—	24,148	—
Amortization debt discount	(228,182)	—	(315,865)	—
Interest expense	(20,030)	(3,752)	(36,970)	(5,338)
Interest expense - related parties	—	(1,421)	(2,296)	(3,943)
Interest income	7	—	12	—
TOTAL OTHER EXPENSE	(308,205)	(5,173)	(790,971)	(9,281)

LOSS BEFORE INCOME TAXES	(642,359)	(235,405)	(1,735,166)	(439,322)
Provision for income taxes	—	—	—	—
NET LOSS	$(642,359)	$(235,405)	$(1,735,166)	$(439,322)

NET LOSS PER SHARE:
Basic and diluted net loss per share	$(0.01)	$—	$(0.06)	$—
Basic and diluted weighted average number of common shares outstanding	87,135,481	—	31,381,342	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended June 30, 2022

(Unaudited)

	Series A				Additional				Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	—	$—	$(905,394)	$(485,371)

Stock based compensation	—	—	—	—	173,077	—	—	—	173,077
Net loss	—	—	—	—	—	—	—	(251,721)	(251,721)
Balance - December 31, 2021	2,300,000	230	—	—	592,870	—	—	(1,157,115)	(564,015)

Stock based compensation	—	—	—	—	115,384	—	—	—	115,384
Preferred stock issued for conversion of debt- related party	52,284	5	—	—	104,559	—	—	—	104,564
Preferred stock issued for conversion of debt	129,809	13	—	—	288,445	—	—	—	288,458
Preferred stock issued for exercise of stock option - related party	112,500	11	—	—	84,364	—	—	—	84,375
Reorganization	—	—	13,716,041	1,372	1,737,621	(15,100)	(18,126)	—	1,720,867
Common stock and warrant issued in connection with promissory note	—	—	4,000,000	400	344,296	—	—	—	344,696
Net loss	—	—		—	—	—	—	(841,086)	(841,086)
Balance - March 31, 2022	2,594,593	259	17,716,041	1,772	3,267,539	(15,100)	(18,126)	(1,998,201)	1,253,243

Conversion of preferred stock to common stock	(2,594,593)	(259)	88,085,681	8,809	(8,550)	—	—	—	—
Cancellation of common shares against note receivable	—	—	(500,000)	(50)	(99,950)	—	—	—	(100,000)
Debt discount recorded for warrants issued in connection with convertible notes	—	—	—	—	7,912	—	—	—	7,912
Net loss	—	—		—	—	—	—	(642,359)	(642,359)
Balance - June 30, 2022	—	$—	105,301,722	$10,531	$3,166,951	(15,100)	$(18,126)	$(2,640,560)	$518,796

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

 (fka Creative Learning Corporation)

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended June 30, 2021

(Unaudited)

	Series A				Additional		Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance - September 30, 2020	2,000,000	$200	—	$—	$10,410	$(229,710)	$(219,100)

Net loss	—	—	—	—	—	(98,759)	(98,759)
Balance - December 31, 2020	2,000,000	200	—	—	10,410	(328,469)	(317,859)

Stock-based compensation	300,000	30	—	—	57,663	—	57,693
Net loss	—	—		—	—	(105,158)	(105,158)
Balance - March 31, 2021	2,300,000	230	—	—	68,073	(433,627)	(365,324)

Stock based compensation	—	—	—	—	173,077	—	173,077
Related party contributions	—	—	—	—	5,566	—	5,566
Net loss	—	—		—	—	(235,405)	(235,405)
Balance - June 30, 2021	2,300,000	$230	—	$—	$246,716	$(669,032)	$(422,086)

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

 (fka Creative Learning Corporation)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,735,166)	$(439,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP Loan Forgiveness	(24,148)	—
Stock-based compensation expense	372,836	230,770
Depreciation	4,645
Loss on contingency liability	460,000	—
Amortization of debt discount	315,865	—
Changes in operating assets and liabilities:
Due to related party	3,022	3,943
Accounts receivable	15,359	4,278
Accounts payable	(23,508)	(2,460)
Accrued liabilities	(5,420)	32,054
Net Cash used in Operating Activities	(616,515)	(170,737)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	70,361	—
Purchase of vehicles	(126,406)	—
Net Cash used in Investing Activities	(56,045)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from related party	—	65,000
Proceeds from convertible debt	1,016,250	150,000
Proceeds from the SBA Loan	36,200	—
Proceeds from contributions from related parties	—	5,566
Net Cash provided by Financing Activities	1,052,450	220,566

Net change in cash	379,890	49,829
Cash, beginning of period	9,774	28,975
Cash, end of period	$389,664	$78,804

Supplemental cash flow information
Cash paid for interest	$19,792	$—

Non-cash Investing and Financing transactions:
Preferred stock issued for conversion of debt -related party	$104,564	$—
Preferred stock issued for conversion of debt	$288,458	$—
Common stock and warrant issued in connection with promissory note	$344,696	$—
Debt discount recorded for warrants issued in connection with convertible notes	$7,912	$—
Conversion of preferred stock to common stock	$8,809	$—
Cancellation of common shares against note receivable	$100,000	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

DriveItAway Holdings, Inc.

(fka Creative Learning Corporation)

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

Share Exchange and Reorganization

On February 24, 2022 (the “Effective Date”), the Company, DriveItAway, Inc., and the existing shareholders of DriveItAway, Inc. (“DIA”) executed an Agreement and Plan of Share Exchange, under which the Company acquired all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). At the closing, the Company agreed to issue one share of Series A Preferred for each share of DIA common stock that was subsequently issued in conversion of certain outstanding convertible notes of DIA, provided that the holders converted their notes prior to December 31, 2022. All of the holders of the convertible notes of DIA agreed to convert their notes in March 2022 and were issued one share of Series A Preferred in exchange for the DIA common stock they acquired as a result of the conversion. A total of 2,594,593 shares of Series A Preferred were issued in exchange for all of the outstanding shares of DIA, including DIA shares issued at closing or shortly thereafter as a result of the exercise or conversion of all outstanding options or convertible notes issued by DIA.

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

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2021, contained in the Company’s Form 8-K/A, exhibit 99.1, as filed on February 24, 2022.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of June 30, 2022 and September 30, 2021 the Company had cash of $389,664 and $9,774, respectively and did not have cash equivalents.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of June 30, 2022 and September 30, 2021 are adequate, but actual write-offs could exceed the recorded allowance. As of June 30, 2022 and September 30, 2021 the balances in the allowance for doubtful accounts was $0.

Property and Equipment

Property and equipment, consisting of vehicle are stated at cost. Depreciation expense is recognized over the assets’ estimated useful lives of five years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification(“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the period ended June 30, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

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

DIA also generates miscellaneous revenue in a number of ways. At the end of the rental term, the DIA software system checks for any excess usage and charges, based on the terms of the rental contract, and will automatically charge a customer’s credit card. These charges are recognized when the credit card charge goes through and recorded as miscellaneous revenue on the Company’s Statements of Operations. Additional miscellaneous revenue represents amounts earned on telematics equipment and telematics software services related to each rental vehicle used to track excess usage and charges. DIA performance obligation is to provide the equipment to the vehicle owner for self-installation and allow access to the software throughout the rental term. The Company recognizes revenue when the equipment is delivered to the vehicle owner. Miscellaneous revenue associated with use of the telematics software is recognized on a monthly basis.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the periods ended June 30, 2022 and 2021, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

For the nine months ended June 30, 2022, and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	June 30,	June 30,
	2022	2021
Series A Convertible Preferred Stock	—	78,084,333
Convertible notes	1,250,000	17,207
Convertible notes-related party	—	72,368
Warrants	1,538,571	—
Stock options	—	300,000
	2,788,571	78,473,908

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt—Debt with “Conversion and Other Options” and ASC subtopic 815-40 “Hedging—Contracts in Entity’s Own Equity”. The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. On October 1, 2021, the Company adopted this standard on its consolidated financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 2 – Going Concern

During the nine months ended June 30, 2022, the Company had a net loss of $1,735,166 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The reported net cash used in operating activities was $616,515 during the nine months ended June 30, 2022, which was offset by an increase in cash of $1,052,450 during the period ended June 30, 2022 from financings and $70,361 from the acquisition of a subsidiary. These factors, among others, raise substantial doubt about the entities ability to continue as a going concern.

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

During the nine months ended June 30, 2022 and 2021, the Company recorded interest expense of $2,296 and $3,943, respectively.

At the closing of the Share Exchange on February 24, 2022, the holders of the related party Convertible Promissory Notes agreed to convert all of the principal and interest of $104,564 due under the notes into 52,284 shares of DIA common stock, which was automatically converted into 52,284 shares of Series A Preferred (see Note 7).

Note 4 – Goodwill

The following table summarizes the consideration paid for DriveItAway Holdings, Inc and the amounts of the assets acquired, and liabilities assumed at the acquisition date of February 24, 2022:

Consideration:
Convertible Preferred A stock	$1,720,867

Assets acquired and liabilities assumed:
Cash	70,361
Note receivable	100,000
Accounts payable and accrued liabilities	(6,600)
Total Goodwill	$1,557,106

Note 5 - Note Receivable

A note receivable of $100,000 was issued to DriveItAway Holdings in consideration for the sale of certain subsidiaries as a part of its recapitalization. The note receivable was unsecured, due on April 20, 2022 and was to incur interest at 15% per annum, provided that the payor has the right to satisfy the note in full by the return of 500,000 shares of the Company’s common stock for cancellation. In May 2022, the payor under the note receivable satisfied the note in full by returning 500,000 shares of the Company’s common stock for cancellation (see Note 7).

Note 6 – Vehicles

During the nine months ended June 30, 2022, the Company purchased 3 vehicles for $126,406 and recorded depreciation of $4,645.

Note 7 – Equity

Authorized

On April 18, 2022, the Company filed Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to authorize one billion (1,000,000,000) shares of common stock having a par value of $0.0001 per share, and ten million (10,000,000) shares of preferred stock having a par value of $0.0001 per share. All or any part of the capital stock may be issued by the Corporation from time to time and for such consideration and on such terms as may be determined and fixed by the Board of Directors, without action of the stockholders, as provided by law, unless the Board of Directors deems it advisable to obtain the advice of the stockholders.

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

During the nine months ended June 30, 2021, the Company issued 300,000 shares of DIA common stock which was automatically converted into 300,000 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The shares were issued to a consulting firm pursuant to one year consulting agreement and valued at $692,308. Stock-based compensation expense related to this issuance for the nine months ended June 30, 2022 and 2021 was $288,461 and $230,770, respectively, and was included in general and administrative expense.

During the nine months ended June 30, 2022, the Company issued 294,593 shares of DIA common stock which was automatically converted into 294,593 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The preferred stock is reflected retroactively for all periods presented.

●	52,284 shares issued for conversion of debt – related party and accrued interest of $104,564
●	129,809 shares issued for conversion of debt and accrued interest of $288,458
●	112,500 shares issued for exercise of stock option - related party as stock-based compensation to related parties

On April 20, 2022, holders of 2,464,784 shares of Series A Preferred agreed to convert their Series A Preferred into common stock, which resulted in the issuance of 83,678,702 shares of common stock. On the same date, the board of directors approved a resolution to exercise the Company’s right to mandatorily convert the remaining 129,809 shares of Series A Preferred into common stock, which resulted in the issuance of an additional 4,406,979 shares of common stock.

As of June 30, 2022 and September 30, 2021, the Company had 0 and 2,300,000 shares of Series A Preferred stock outstanding, respectively.

Common Stock Issuances

On February 24, 2022, the Company recognized the equity of DIA Holdings as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock, at a value of $1,720,867 (see Note 4).

On February 24, 2022, the Company issued 4,000,000 shares of common stock valued at $316,324 for commitment fees in conjunction with the issuance of promissory note of $750,000 (see Note 9).

On April 20, 2022, the Company issued 88,085,681 shares of common stock as a result of the conversion of all outstanding shares of Series A Preferred Stock.

In May 2022, 500,000 shares were returned for cancellation, to satisfy a note receivable in the amount of $100,000 (see Note 5).

As of June 30, 2022 and September 30, 2021, the Company had 105,301,722 and 0 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of June 30, 2022 and September 30, 2021, the Company had 15,100 and 0 shares of treasury stock, respectively.

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

Also, at the closing of the Share Exchange, DIA’s board cancelled the Equity Plan and all outstanding options were cancelled. Accordingly, as of June 30, 2022 the Company had no options outstanding.

Warrants

On February 24, 2022, in conjunction with the issuance of a promissory note of $750,000, the Company issued 1,000,000 warrants for $0.30 per share, which were assigned a value of $28,372, and recorded to additional paid in capital. The warrants expire on February 24, 2027.

In June 2022, in conjunction with a private offering and the issuance of secured promissory notes of $250,000 (see Note 9), the Company issued 125,000 warrants for $0.30 per share, which were assigned a value of $7,912, and recorded to additional paid in capital. The warrants expire in June 2027.

The warrants were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.

For the nine months ended June 30, 2022, the estimated fair values of the warrants were measured using the following inputs:

June 30,
2022
Stock price at time of issuance	$0.092 – 0.10
Exercise price	$0.30
Expected term	5 years
Expected average volatility	116 – 120%
Expected dividend yield	—
Risk-free interest rate	1.84 – 3.35%

A summary of activity during the nine months ended June 30, 2022 is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of October 1, 2021	—	$—	—
Issuance	1,125,000	$0.30	5.00
Warrants assumed from DIA Holdings	1,882,793	$0.29	0.24
Exercised	—	$—	—
Expired	(1,764,000)	$0.30	—
Balance as of June 30, 2022	1,243,793	$0.29	4.27

1,882,793 warrants outstanding in the Company prior to February 24, 2022, reflect the warrants as assumed in the reorganization.

The intrinsic value of the warrants as of June 30, 2022, is $0. All of the outstanding warrants are exercisable as of June 30, 2022.

Note 8 – Notes Payable

PPP Loan

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $23,750, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 9, 2020 issued by the Company, matures on May 8, 2022 and bears interest at a rate of 1% per annum, payable monthly commencing on October 23, 2020. The Note may be prepaid by the Borrower at any time prior to maturity with no prepayment penalties. Funds from the Loan may only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020. The Company used the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In December 2021, the PPP Loan of $23,750 and accrued interest of $398 were forgiven and recognized as other income. During the nine months ended June 30, 2022, the Company recorded interest expense of $59.

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan matures on May 31, 2050. During the nine months ended June 30, 2022, the Company recorded interest expense of $3,187 on the SBA Loan and as of June 30, 2022 the accrued interest on the SBA Loan was $7,091.

Note 9 – Convertible Notes Payable

Secured Convertible Notes

In June 2022, the Company’s board of directors approved an offering of up to 10 Units at $50,000 per Unit in a private offering. Each Unit consists of a Secured Convertible Note with an original principal balance of $50,000 and one warrant to purchase Common Stock for every $2 invested in the offering. The warrants have an exercise price of $0.30 per share and expire five (5) years from the date of issuance (see Note 7). Each Secured Convertible Note bears interest at 15% per annum, matures two years after the date of issuance, and is convertible at the option of the holder into common stock at $0.20 per share. Pursuant to a security agreement between the Company and investors in the Unit offering, and the subscription agreements executed by the Company and the investors, the Secured Convertible Notes are secured by lien on two existing electric vehicles that were owned by the Company at the time of the commencement of the offering, and eight additional electric vehicles that will be purchased with the proceeds of the offering, assuming all 10 Units are sold in the offering. The Company also granted subscribers in the Unit offering piggyback registration rights with respect to any shares of common stock issuable upon conversion of the Secured Convertible Notes or upon exercise of the warrants issued in the Unit offering.

During June 2022, the Company sold a total of $250,000 of Units to two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000, and the issuance of 125,000 warrants.

The allocation of the warrant to the debt component resulted in a $7,912 debt discount that is being amortized to interest expense over the term of the Note.

During the nine months ended June 30, 2022, the Company recorded interest expense of $2,000, and amortization of debt discount of $207. As of June 30, 2022, the debt discount recorded on the note was $7,704, resulting in a note payable balance of $242,296.

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

The maturity date of the AJB Note was extended to February 24, 2023. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

Also pursuant to the SPA, the Company paid AJB a commitment fee of $800,000, payable in the form of 4,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”). If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the Commitment Fee Shares for $800,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,000,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced to $400,000. The Company calculated and recorded a contingent liability for the Commitment Fee Shares, based on the closing stock price on reporting date. On issuance of the note, the Company valued the 4,000,000 Commitment Fee Shares of common stock at $316,324 and recorded this as additional paid in capital.

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

During the nine months ended June 30, 2022, the Company recorded interest expense of $26,250, amortization of debt discount of $315,658, and a loss on contingency liability of $460,000 for the Commitment Fee Shares. As of June 30, 2022, the contingent liability balance was $460,000 and the debt discount recorded on the note was $137,788, resulting in a note payable balance of $612,212.

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

During the nine months ended June 30, 2022, the Company recorded interest expense of $4,833.

Individual Investor Notes

During the nine months ended June 30, 2022, DIA issued an aggregate of five convertible notes to five investors, each for $25,000. The notes bear interest at a rate of 8% per annum, mature on December 31, 2022, and are convertible into DIA’s common stock on the same basis that is described for the Convertible Note issued to Knightsgate Ventures II, LP on April 1, 2021, as described above. During the nine months ended June 30, 2022 the Company recorded interest expense of $2,641 on the notes.

In March 2022, the holders of all of the convertible notes issued to unrelated investors agreed to convert their notes of $275,000 and accrued interest of $13,458 into 129,809 shares of DIA’s common stock, each of which was automatically converted into one share of Series A Preferred of the Company Holdings in accordance with the Share Exchange Agreement (see Note 7).

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

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

COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency in response to a new strain of a coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic based on the rapid increase in exposure globally. The COVID-19 pandemic is a highly fluid situation, and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

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

Recent Developments

Share Exchange Transaction

On December 7, 2021, the Company, DriveItAway, Inc., a Delaware corporation (“DIA”), and the existing shareholders of DIA executed an Agreement and Plan of Share Exchange (the “Share Exchange Agreement”), under which the Company would acquire all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). Each share of Series A Preferred will be convertible into that number of shares of common stock of the Company which would entitle the Series A Preferred holders to 85% of the Company’s common stock, determined on a fully diluted basis, but prior to any shares issued or issuable as a result of the Financing (as defined below). The exact conversion rate of the Series A Preferred will be determined at closing of the Share Exchange. In addition, each share of Series A Preferred will be entitled to dividends and voting rights on an “as converted” basis with the common stockholders.

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

Names Change and Capital Structure

On April 18, 2022, the Company filed an amendment to its certificate of incorporation with the Delaware Secretary of State to change its name from Creative Learning Corporation to DriveItAway Holdings, Inc. and to increase the number of authorized shares of common stock from 50,000,000 to 1,000,000,000.

RESULTS OF OPERATIONS

Three months ended June 30, 2022, compared to three months ended June 30, 2021:

Our operating results for the three months ended June 30,2022, and 2021 are summarized as follows

	Three Months Ended
	June 30,
	2022	2021	Change	%
Revenues	$7,084	$31,835	$(24,751)	(78%)
Cost of revenue	10,694	9,859	835	8%
Gross Profit (Loss)	(3,610)	21,976	(25,586)	(116%)
Gross Profit Percentage	(51%)	69%

Operating expense	330,544	252,208	78,336	31%
Other income (expense)	(308,205)	(5,173)	(303,032)	n/a
Net loss	$(642,359)	$(235,405)	$(406,954)	173%

Revenues for the three months ended June 30, 2022 was $7,084, as compared to $31,835 for the three months ended June 30, 2021, a decrease of $24,751, primarily due to the nation-wide used car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic.  In addition, semiconductor chips, one of the main components that run vehicle electronics, came in short supply, which affected both new and used car markets, causing significantly higher prices and low inventory.

Operating expenses for the three months ended June 30, 2022 were $330,544, as compared to $252,208 for the three months ended June 30, 2021. The increase of $78,336 was largely attributable to an increase in salaries and payroll taxes of $58,025 and selling expenses of $8,834.

Operating loss was $334,154 for the three months ended June 30, 2022, as compared to $230,232 for the three months ended June 30, 2021. The increase of $103,922 was largely attributable to an increase in salaries, payroll taxes, selling expenses and a decrease in revenues.

Other expenses for three months ended June 30, 2022 were $308,205, as compared to $5,173 for the three months ended June 30, 2021. The increase of $303,032 was attributable to loss on contingency liability, associated with our convertible debt, of $60,000, amortization debt discount of $228,182 and an increase in interest expenses of $16,278.

Nine months ended June 30, 2022, compared to nine months ended June 30, 2021

Our operating results for the nine months ended June 30, 2022 and 2021 are summarized as follows:

	Nine Months Ended
	June 30,
	2022	2021	Change	%
Revenues	$28,730	$93,200	$(64,470)	(69%)
Cost of revenue	21,789	30,214	(8,425)	(28%)
Gross Profit	6,941	62,986	(56,045)	(89%)
Gross Profit Percentage	24%	68%

Operating expense	951,136	493,027	458,109	93%
Other income (expense)	(790,971)	(9,281)	(781,690)	n/a
Net loss	$(1,735,166)	$(439,322)	$(1,295,844)	295%

Revenues for the nine months ended June 30, 2022 was $28,730, as compared to $93,200 for the nine months ended June 30, 2021, a decrease of $64,470, primarily due to the nation-wide used car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic.  In addition, semiconductor chips, one of the main components that run vehicle electronics, came in short supply, which affected both new and used car markets, causing significantly higher prices and low inventory.

Operating expenses for the nine months ended June 30, 2022 were $951,136, as compared to $493,027 for the nine months ended June 30, 2021. The increase of $458,109 was attributable to an increase in professional fees of $310,303, salaries and payroll taxes of $147,049 and selling expenses of $11,343, reduced by a decrease in general and administrative expenses of $10,127 and software development expenses of $20,713.

Operating loss was $944,195 for the nine months ended June 30, 2022, as compared to $430,041 for the nine months ended June 30, 2021. The increase of $514,154 was largely attributable to an increase in professional fees, salaries, payroll taxes, selling expenses and a decrease in revenues.

Other expenses for nine months ended June 30, 2022 were $790,971, as compared to $9,281 for the nine months ended June 30, 2021. The increase of $781,690 was attributable to loss on contingency liability, associated with our convertible debt, of $460,000, amortization debt discount of $315,865 and an increase in interest expenses of $29,985, offset by a gain on PPP loan forgiveness of $24,148.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of June 30,2022.

Working Capital

	June 30,	September 30,
	2022	2021	Change
Cash	$389,664	$9,774	$379,890

Current assets	$395,760	$31,229	$364,531
Current liabilities	750,018	229,228	520,790
Working capital (deficiency)	$(354,258)	$(197,999)	$(156,259)

As of June 30, 2022, and September 30, 2021, our total current assets were $395,760 and $31,229 which were comprised of $389,664 and $9,774 in cash and $6,096 and $21,455 in accounts receivable, respectively.

As of June 30, 2022, our current liabilities were $750,018 which were comprised of $109,187 in accounts payable, $16,710 in accrued liabilities, $11,183 in SBA loan and $612,212 in convertible notes payable and $726 in due to related party. As of September 30, 2021, our current liabilities were $229,228 which were comprised of $132,696 in accounts payable, $29,386 in accrued liabilities, $29,878 in SBA and PPP loans, $7,268 in due to related party and $30,000 in convertible note-related parties.

As of June 30, 2022, and September 30, 2021, our working capital deficiency was $354,258 and $197,999, respectively.

 Cash Flow Data:

	Nine Months Ended
	June 30,
	2022	2021	Change
Cash used in operating activities	$616,515	$170,737	$445,778
Cash used in investing activities	$56,045	$—	$56,045
Cash provided by financing activities	$1,052,450	$220,566	$831,884
Net Change in Cash for period	$379,890	$49,829	$330,061

Cash Flows from Operating Activities

During the nine months ended June 30, 2022, we did not generate positive cash flows from operating activities. For the nine months ended June 30, 2022, net cash flows used in operating activities was $616,515, consisting of a net loss of $1,735,166, reduced by stock-based compensation expenses of $372,836, loss on contingency liability of $460,000, amortization debt discount of $315,865, depreciation of $4,645, and increased by gain on PPP loan forgiveness of $24,148 and a change in working capital of $10,547.

During the nine months ended June 30, 2021, we did not generate positive cash flows from operating activities. For the nine months end June 30, 2021, net cash flows used in operating activities was $170,737, consisting of a net loss of $439,322, reduced by an increase in stock -based compensation expenses of $230,770 and a change in working capital of $37,815.

Cash Flows from Investing Activities

During the nine months ended June 30, 2022, the Company generated cash of $70,361 from the acquisition of a subsidiary and purchased three vehicles for $126,406.

The Company did not use any funds for investing activities during the nine months ended June 30, 2021.

Cash Flows from Financing Activities

During the nine months ended June 30, 2022, the Company generated $1,016,250 from issuance convertible notes and $36,200 from an SBA loan.

During the nine months ended June 30, 2021, the Company generated $150,000 from issuance of convertible notes, $65,000 from related party loan and $5,566 contribution from related party as additional paid-in-capital.

Going Concern

As of June 30, 2022, the Company had a net loss of $1,735,166, accumulated deficit of $2,640,560 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2022.

The ability of our Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of our business plan. In response to these requirements, management intends to raise additional funds through public or private placement offerings. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

●	Recapitalization

●	Revenue Recognition

●	Stock-Based Compensation

●	Income Taxes

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 1 of Notes to the Condensed Consolidated Financial Statements.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification(“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the period ended June 30, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of June 30, 2022, being the end of the period covered by this Report, we carried out an evaluation required by Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” and “internal control over financial reporting” as of the end of the period covered by this Quarterly Report.

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

Based on our evaluation under the framework described above, as of June 30, 2022, our management concluded that we had “material weaknesses” (as such term is defined below) in our control environment and financial reporting process consisting of the following as of the Evaluation Date:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On April 20, 2022, the Company issued 88,085,681 shares of common stock as a result of the conversion of all outstanding shares of Series A Preferred Stock.

The securities in the foregoing transaction issued in reliance on the exemption from registration provided in Section 3(a)(9) of the Securities Act for securities solely in exchange for other securities of the issuer.

Unit Offering

In June 2022, the Company’s board of directors approved an offering of up to 10 Units in a private offering at $50,000 per Unit. Each Unit consists of a secured convertible note with an original principal balance of $50,000 and one warrant to purchase common stock for every $2 invested in the offering. The warrants have an exercise price of $0.30 per share and expire five (5) years from the date of issuance. Each secured convertible note bears interest at 15% per annum, matures two years after the date of issuance, and is convertible at the option of the holder into common stock at $0.20 per share. During June 2022, the Company sold a total of five Units for $250,000 to two accredited investors, which resulted in the issuance of two secured promissory notes with aggregate principal amount of $250,000, and the issuance of 125,000 warrants.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				x
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				x

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVEITAWAY HOLDINGS, INC.

Date: September 7, 2022	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2022	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)

