Form 10-K
period 2022-09-30
Driveitaway Holdings, Inc.
filed 2023-01-13
CIK 1394638

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

DRIVEITAWAY HOLDINGS, INC.

Delaware	20-4456503
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3201 Market Street, Suite 200/201
Philadelphia, PA 10104
(856) 577-2763

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2022 was $1,216,620  based on the closing price of $0.10 of the Company’s common stock as quoted on the OTCQB Marketplace on that date.

As of January 9, 2023, there are 106,551,722 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference:

None

i

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

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to accurately predict or over which we have no control. The cautionary language discussed in this Form 10-K provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements, including among other things:

●	the operating and financial results of the Company;

●	our failure to successfully implement our growth strategy;

●	changing economic conditions;

●	our need for additional financing;

●	litigation and regulatory issues;

●	our failure to comply with current or future laws or regulations; and

●	the impact of the coronavirus (COVID-19) pandemic.

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

PART I

Item 1. Business

General

As used in this Annual Report, references to the “Company,” “DriveItAway,” “we,” “our,” and “us” refer to DriveItAway Holdings, Inc. and its consolidated subsidiary, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements included elsewhere in this Annual Report except as the context otherwise requires.

We prepare our consolidated financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, (“U.S. GAAP”). In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

DriveItAway Holdings, Inc. was formed in Delaware on March 8, 2006 as B2 Health, Inc. On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company, and concurrently changed its name to Creative Learning Corporation. On February 24, 2022, the Company acquired DriveItAway, Inc., and on March 18, 2022, disposed of BFK and its other subsidiaries involved in the learning business. On April 18, 2022, the name was changed to DriveItAway Holdings, Inc.

The Company is a national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. We provide a comprehensive turnkey, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The Company has expanded its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new Electric Vehicles.

Agreement and Plan of Share Exchange

On December 7, 2021, the Company (f/k/a Creative Learning Corporation), DriveItAway, Inc., a Delaware corporation (“DIA”), and the existing shareholders of DIA executed an Agreement and Plan of Share Exchange, under which the Company would acquire all of the issued and outstanding common stock of DIA by issuing one share of Series A Convertible Preferred Stock (the “Series A Preferred”) of the Company for each outstanding share of DIA common stock (the “Share Exchange”). As a result of the Share Exchange, DIA will become a wholly-owned subsidiary of the Company.

Each share of Series A Preferred will be convertible into that number of shares of common stock of the Company which would entitle the Series A Preferred holders to 85% of the Company’s common stock, determined on a fully-diluted basis. The exact conversion rate of the Series A Preferred will be determined at closing of the Share Exchange. In addition, each share of Series A Preferred will be entitled to dividends and voting rights on an “as converted” basis with the common stockholders.

Closing on Share Exchange

On February 24, 2022, closing of the Share Exchange occurred. Each share of Series A Preferred is convertible into 33.94971 shares of common stock of the Company, which entitles the holders thereof to 85% of the Company’s common stock upon a conversion of all shares of Series A Preferred, determined on a fully-diluted basis. In addition, each share of Series A Preferred is entitled to dividends and voting rights on an “as converted” basis with the common stockholders.

Upon closing of the Share Exchange, all of the existing members of the board of directors (the “Board”) of the Company resigned, except that Rod Whiton’s resignation will not be effective until ten days after an information statement pursuant to Rule 14f-1 is mailed to shareholders. John Possumato, Adam Potash and Paul Patrizio were appointed to the Company’s Board, provided that the appointments of Messrs. Potash and Patrizio will not be effective until ten days after an information statement pursuant to Rule 14f-1 is mailed to shareholders. Upon closing of the Share Exchange, Christopher Rego and Rod Whiton resigned as officers, and John Possumato was appointed chief executive officer and Adam Potash was appointed chief operating officer. Mike Elkin agreed to remain as chief financial officer of the Company.

Sale Agreement with StroomX, LLC

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

The sale of the Learning Business closed on March 18, 2022. As consideration for the purchase of the Learning Business, the parties agreed to offset $50,000 in severance due to Christopher Rego as part payment of the purchase price. The remainder of the purchase price was paid by a joint note executed by the Purchaser and Mr. Rego in the principal amount of $100,000, which is payable in full on April 20, 2022 without interest. Alternatively, the parties agreed that the promissory note may be satisfied in full by the delivery to the Company by the maturity date of the note of all shares of common stock owned by Mr. Rego and his spouse in the Company, provided that the number of shares is not less than 500,000. In the event the note is not paid in full by its maturity date, either in cash or shares, the note shall bear interest at 15% per annum until it is paid in full. 500,000 shares were returned to the transfer agent and cancelled as of May 12, 2022.

Series A Preferred Stock

February 24, 2022, the Company’s Board approved an amendment to its certificate of incorporation to designate a new series of preferred stock, which is known as the Series A Convertible Preferred Stock. Each share of Series A Preferred is convertible into 33.94971 shares of common stock of the Company, which entitles the holders thereof to 85% of the Company’s common stock upon a conversion of all shares of Series A Preferred, determined on a fully-diluted basis, but prior to any shares issued or issuable as a result of the Financing (as defined below). In addition, each share of Series A Preferred is entitled to dividends and voting rights on an “as converted” basis with the common stockholders.

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

Our Business

We have developed a consumer-facing app and Web-based platform that allows any automotive retailer the ability to provide a subscription to ownership model for any consumer – easy, transparent, and risk-free for both the consumer and the retailer.

Under our “Drive Now, Decide Later” mantra, any consumer, regardless of credit, can go on our app, select a vehicle, sign for and pick up a vehicle, and have the subscription deal consummated in a matter of minutes. Unlike a vehicle sale or lease, a candidate that passes our detailed screening can be driving without making any long-term financial commitment, for as long as he/she wants, in the vehicle of choice. While there is really no such thing as “digital retailing” for the sale or lease of a vehicle in the U.S. today, as all states require actual “wet ink” signatures for documents either sent to the buyer or signed at a dealership, documents for a rental or subscription can all be legally signed digitally, so this process is quick, easy and can all be consummated in our app – with the vehicle delivered to the candidate. We are true digital retailing for the automotive industry.

Unlike rental car companies, or even subscription companies available to US and Canadian consumers today, a DriveItAway vehicle subscription program is differentiated with one vital element, all of our drivers have the ability to buy the vehicle they are subscribing to, with the portion of the money they are paying in as rental fees accruing towards the purchase price, should they choose to buy. All drivers have the right, but not the obligation, to buy at any time, and get the benefit of his or her specific vehicle’s reduced purchase price created by the payments they have made for vehicle usage.

Just as Divvy Homes has revolutionized the rent-to-own market for houses during these cash-strained times, DriveItAway seeks to revolutionize how both new and used vehicles are sold, where a purchase transaction starts in a commitment-free rental or subscription.

While we think this easy, transparent, and turnkey type of “Drive Now, Decide Later” subscription appeals to all potential vehicle buyers and will grow dramatically as the entire car market makes the transition to EV vehicles and we gain more visibility as an alternative in the marketplace, right now the “low hanging fruit” is indeed the subprime and deep subprime consumer, whose alternatives are limited to the bad choices outlined above.

We use a technology partner to extensively screen our applicants through a digital process for background and identity, driving history and insurance risk, income verification, etc., but we do not require any threshold credit score. As long as an applicant has a clean driving record and adequate income, etc., he/she can qualify for one of our vehicles. In the current environment, the average new vehicle is selling for approximately $47,000 dollars while the average used vehicle is selling for approximately $28,000 with an average six-year payment of over $716. Our average vehicle usage/rental fees are priced a little higher (between $150-225 a week, not counting insurance) on a subscription, but our driver is building equity in the vehicle they are driving, and most all are working towards a buyout – when the amount written down is low enough that he/she can successfully finance the purchase. As our mission is defined, we get our credit-challenged customers off of the “gerbil wheel” of never-ending payments, and out of vehicles that break down before the payments are finished.

In general, as vehicles become higher in price (fostered by higher EV pricing) relative to income, we see vehicle subscriptions at the same trajectory of growth today as consumer vehicle leasing was 25-30 years ago: a small percentage of “sales” now, but high growth in the years to come. We see our unique subscription to ownership model as the best subscription program for all consumers, as it offers the best of both the “walk away” ability of a turnkey monthly rental, but with the advantage of benefiting from the monthly usage payment reduction, should the driver choose to buy.

DriveItAway works with franchise and larger independent dealers (not with Buy Here/Pay Here stores), and is primarily a turnkey subscription dealer platform, although we do act as principal in many cases owning vehicles, particularly EV vehicles, always serviced and delivered by our car dealership partners. This allows the company to scale rapidly in many locations, without the burden of fixed overhead or personnel expenses.

How We Work

Without the technology available in recent years, it would not be possible for DriveItAway to exist. Many years ago, when the Buy Here/Pay Here market first developed it was necessary for those dealers to maintain 30/40% net profit margins, as typically a third of their vehicles ended up being repossessed, and, by the time the dealer actually received the vehicle back, it was in such bad repair it was worth next to nothing.

Today, with technology, we can greatly reduce most of the risks, identify those problems that do occur quickly, and mitigate losses, so that we can maintain a high per-unit profit margin and still price very competitively as compared to other choices our retail customers might have, allowing for a good profit margin for ourselves and dealers that use us as a subscription platform. Note: most franchise dealers would like the extra profit and business deep subprime candidates represent (they have been, typically the most loyal and highest profit margin sector of vehicle buyers), but do not want to deal with the typical problems a “Buy Here/Pay Here” operation represents, nor do they want to operate that type of “victimizing” enterprise.

First, our all in-app subscription process is not only quicker and much more transparent to our end user drivers, but it is also much easier to administer and maintain from an operational perspective. DriveItAway uses a third-party screening service to review an applicant’s identity and background, his/her driving history and insurance risk, income verification and employment, and credit tier. While we do not require any particular credit score, we do require a ratio of income to payment coverage for all renters, a clean driving history, and other criteria to mitigate risk. This automated screening process runs in the app with an API, and is completed within minutes.

Once a candidate qualifies for the vehicle selected, we collect a security deposit commensurate with the payment and value of the vehicle, and all drivers pay in advance by credit card or ACH inside the app. We are also gearing up to collect through voluntary payroll deduction for our subscribers as well. Before such technologies existed, in the old days of “Buy Here/Pay Here” the payment process was (and still is in many of these small stores), literally done in person on a weekly basis – obviously, there is a lot of collection friction in a manual process.

One major key to what we do is the placement of advanced telematics on every vehicle we offer for subscription. All drivers in our subscription contract are informed and agree to have a live-time telematics device in each vehicle along with an ignition starter cut-off switch, which is tied back into our payment platform. With this, DriveItAway can monitor vehicle location, and driving pattern (speed versus speed limit, hard braking, etc.) and can set up a “red flag” monitor to identify unsafe driving. Unsafe driving is not tolerated and will result in a warning and possible vehicle return. In addition, the ignition starter cut-off switch automatically kills the start-up of the vehicle, if an advance payment is overdue (note: it does not in any way stop the vehicle while driving, but once the vehicle is shut off, it simply cannot be restarted, unless we “turn it back on”). This is not seen so much as a penalty, but a very explicit reminder that our driver must pay for the vehicle. Through our AI chat and automated system, a person can simply say when and what amount of payment they are prepared to make, and the vehicle will turn on, even if the payment commitment is in the future (we do not want to strand anyone or cause undue hardship). However, repeated late payments can result in a vehicle requiring a return.

One note, our entire program is focused on keeping our subscribers who want to buy “on the rails” and that is made clear at inception. We work with our subscribers to help each achieve their goal of vehicle ownership, which includes free credit counseling/credit remediation if desired by the applicate. Finally, we counsel all of our subscribers that, indeed, one of the benefits of being in a weekly/monthly subscription is the fact that no long-term commitment is made, so if his/her financial situation changes and the vehicle is no longer affordable, simply turn it in (each is paying in advance), and preserve the ability to come back for a new vehicle in the future.

Finally, we are writing down the vehicle each month, below depreciated “book” value, so if a vehicle is returned we are never “upside down” on market value versus book value. When a vehicle is returned, either our own vehicle or a dealer vehicle for dealers using us as a platform, we simply put it back out to another candidate, until one of our drivers purchases the vehicle.

Very clearly, without technology and integrations available in the last few years, a subscription to an ownership platform such as DriveItAway could not exist. The fact that it does now, and we are introducing it into the market, enables us to achieve our mission to rationalize the one area of the automotive industry that has yet to become efficient and is filled with high-margin friction, the subprime and deep subprime Buy Here/Pay Here marketplace.

EV Program

During the last year, DriveItAway, acting as principal, did market pilots, and added a variety of EV and Hybrid Plug-In vehicles into its fleet, integrating different telematics, marketing models and user surveys to engineer and gain experience in scaling as a mainstream EV subscription to ownership platform.

The DriveItAway program is uniquely designed to help alleviate the two biggest impediments to a mainstream or subprime EV sale, the higher cost (spread out over as long a period of time as required for our subscriber), and the “suitability” or anxiety of plunging into an EV sale.

Add to this the recognition and focus on the need for more “mainstream” EV buyers to achieve EV growth goals in the US, by both private and public entities, and we clearly are on the right side of a long-term trend. Indeed, all our EV subscribers have to do is run a new or used EV for the required period of time in a subscription so that it is two model years old when the selling price is written down to $25k or less, and he/she will receive a $4,000 or 30% of the sale price tax credit (in 2024 which can be signed over as cash to the selling dealer, no waiting for a tax credit to come) on his or her purchase, courtesy of Inflation Reduction Act (note: the buyer must make less than $75k a year, or $150k for couples).

This used EV incentive, of 30% of the purchase price or $4,000 (whichever is less), can easily be seen as perfect synergistic fit with the DriveItAway program, particularly working in coordination with franchise car dealers. With our program, a dealer can, by putting vehicles in a subscription service with our platform, manufacture their own used car, qualifying for the substantial federal used car consumer tax incentive. Also, as retailers have slimmer sales profit margins on mainstream EVs, and will have up to 40-50% less service work on EVs (great for the consumer, not so good for dealers), selling a mainstream EV vehicle twice – once in their subscription service using the DriveItAway platform and then as a used car, with incentives, to the driver or another consumer – helps solve franchise dealer “margin compression” issues as well.

Getting EVs in mainstream consumer hands in a beneficial, profitable way for all constituencies, “EVs for Everyone,” is another problem that we solve.

Key Industry Tailwinds

We believe the convergence of key trends, including the increased supply of new and used vehicles, the pendulum swinging back to normal on new and used vehicle depreciation curves (a radical shift from the last 24 months), rising interest rates, and a challenging economy (we are a counter cycle company), the major private and public push for EV sales goals, and the entry-level worker shortage, all will contribute to the robust demand for DriveItAway’s dealer administered consumer-focused subscription to ownership platform.

●	New and Used Vehicle Supply is Increasing and Vehicles are Decreasing in Value. All of the primary forecasters and OEMs have stated, clearly that the chip and parts supply shortage has ended, and it is a fact that for the first time in two years new vehicle inventories are climbing, albeit, at currently a slow rate, to pick up in 2023. Commensurately, used vehicle wholesale prices have plunged over the last six months, and now retail used car values are beginning to fall (again for the first time in almost 2 years). Many dealers now have used inventory that is “underwater” (not worth the cost value in the wholesale market), and so our platform now adds value to win both incremental new market share and sell used vehicles without a wholesale loss.

●	Vehicle Affordability is at an All Time Low, Interest Rates are Up, and Repositions are Up for all Financial Credit Ratings, but Most Dramatically for Prime Vehicle Loans. The average new car now sells for over $47,000 with the average car payment above $700 a month with an average six-year term loan. From August 2019 to August 2022, new car prices increased by 29% and three-year-old used car prices increased by 52%, but income increased by only 13% (iSeeCars Executive Analyst, Carl Brauer). In addition to increasing retail prices and interest rates pushing more folks out of the market, banks for the first time in a long time are tightening up credit policies to reject higher credit scores for vehicle financing. Repossessions are on the rise, particularly in the prime lending segment, which has doubled, while deep subprime repossessions have increased 33% and subprime has increased 11%. As our business is counter cycle, in that it both helps those consumers who need to spread out the cost of a new or used vehicle, and particularly helps those who are cash or credit-challenged to drive and then buy a vehicle, all of these macroeconomic indicators are now swinging back to portend a greater need for our solution.

●	The Focus for both Vehicle Manufacturers and Government is to Promote Widespread Mainstream EV Adoption. It is clear that federal EV adoption objectives are impossible to achieve without the high volume, rapid adoption of EVs among mainstream, non-affluent vehicle buyers. Also, vehicle manufacturers cannot hope to have an adequate return on the billions of dollars invested in the development and manufacture of EV vehicles, without mainstream EV sales, in addition to the current market 98% composed of luxury and premium luxury buyers. Both public and private institutions recognize this, which is why the recent focus has been on creating stimulus programs to subsidize the price of EVs and appeal to all buyers. The DriveItAway program fits perfectly to facilitate this much larger trend, the first company of its kind to do so in this way.

●	Dealers are Coming Under Financial Pressure to Move EV Units and EVs Have Lower Profit Margins and Dramatically Fewer Service Requirements. As manufacturers introduce and hinge sales growth on EV vehicles, and consumer demand for e-commerce continues to accelerate, new car dealers are in a particularly difficult position, as profit margins will decrease rapidly, in both sales and fixed operations. Most all vehicle manufacturers, both in the US and abroad, with the advent of new EV models, are putting a new sales model in place for franchise dealers, the “agency model,” where the vehicle price and sales transaction is dictated by the manufacturer online, and the dealer receives a fixed fee for customer delivery. This eliminates the dealer’s ability to set retail prices or negotiate a purchase. Combine this with the McKinsey & Co. estimate that repair service income will drop 40-50% with EVs, as compared to ICE units (EVs have approximately 200 moving parts, as compared to 2,000 for a gas unit), and profit marge compression for dealers is imminent and a growing concern. Our program allows dealers who use our platform “two bites” at the sales apple, once when a vehicle is put into a dealer’s rental/subscription company (the first sale), and the second when that vehicle is sold used, either to the driver or another party, all the while guaranteeing service work on the vehicle for an extended period of time. By the nature of the subscription to ownership program, our dealer partners increase market share and profit margins on EVs.

●	Large Companies in the US are in the Process of Major EV Usage and Sustainability Adoption. Larger companies in the US are under increased pressure to document sustainability objectives, particularly in the replacement of ICE units to EVs, in both their fleet and employee car park. Bank of America, for instance, is giving all employees who make less than $100k a year the incentive of an extra $4,000 for buying an EV. In addition, many are subject to broader ESG audits which have a very real impact on institutional investment, etc. and are increasingly emphasizing sustainability in their purchasing decisions to positively impact their communities and the environment. As the DriveItAway program gains more visibility in transparently and efficiently accomplishing these larger companywide aligned goals, we see a much larger scalable growth in working with large corporate constituencies.

●	The Adoption of EVs Portends an Increased Focus on Vehicle Subscriptions. Consumers are shifting their lifestyles to include more subscription-based services, especially where battery-driven technology obsolescence could be a major factor. For example, most cell phones today are under a subscription, rather than a purchase or lease contract, and cable television is quickly being replaced in consumer households by subscription streaming. Some major forecasters are predicting the same for EVs as they grow in consumer adoption, that subscriptions will represent even as much as one-third of all EV “sales.” Our subscription with optional ownership technology and platform gives the consumer the best of both a subscription and the ability to convert ownership when and if desired.

Long-Term Growth Strategy

We have made decisions and investments with long-term objectives to scale rapidly. We believe maintaining a long-term growth orientation is key to maximizing DriveItAway’s impact and generating value for all stakeholders, looking towards larger market value potential with the massive changes afoot in the automotive retail industry. We plan to achieve this by continuing to lay down a firm foundation in technology, platform and partners, and continue growth with positive unit economics.

Key levers of our growth strategy include:

●	Renew and Continue to Redevelop our Platform as a SaaS For Larger Car Dealers. We plan to continue to refine and improve our platform to best accommodate dealers for use with their own new and used vehicles, and as an entry-level point to grow market share both for subprime customers and potential mainstream EV buyers.

●	Develop Continued EV-Focused Pilots Acting as Principal to Service Customers Directly with Dealer Partners. We think that as the current market for all vehicles becomes more challenging, selling entry-level EVs in the volumes projected by the manufacturers will become particularly difficult, and that programs like DriveItAway will become vital to stimulate mainstream EV adoption. We plan to continue to gain experience and reputation in accommodating mainstream EV adopters directly with our own inventory, anticipating likely support from manufacturers and manufacturer-owned captive finance companies, as we make our presence known as a unique fleet buyer.

●	Continue Partnerships with Vehicle Fleet Providers for Consignment Vehicles as we Build Dealer Clients. DriveItAway currently has relationships with two subscription/rental organizations, for the consignment of lease vehicles to go into the DriveItAway program. Given the specialization and uniqueness of the DriveItAway technology and platform, there is a synergy in these fleet suppliers leasing vehicles to us for our target market, and gain from our wholesale lease payments, then their alternative to go to the significant expense of capturing our market directly. In turn, this supplies us with wholesale inventory to expand our direct market share, facilitating our growth and market presence.

●	Pilot and Expand Partnerships with Large Contract Labor Organizations and Corporates to Fulfill Both Their ESG and Employee Retention and Recruitment Goals. As we roll out our second successful pilot with a contract labor organization, we, together, intend to scale our solution with many other large corporates in strategically located regions throughout 2023. Again, with larger reach and visibility, this application and target market is large and vast, and alone presents scale to many thousands of vehicles.

●	Continue to Expand Synergistic Partnerships with Industry Providers in Insurance, Lead Generation and Telematics Infrastructure. Over the last 24 months, we have dramatically increased our partnerships with major insurance providers (with refined risk screening and plans to launch a “bring your own insurance” model in the first quarter of 2023), potential lead generation partners (such as EV subscription services that only focus on subprime, absorbing rejected leads into our sales funnel) and telematics providers (integration with innovative new technologies for vehicle monitoring and control). These relationships will allow us to continue to refine, grow and scale our business, and provide our own innovations while improving customer experience, with a minimum of infrastructure investment. We will continue to grow these partnerships and add additional partners, to leverage and refine our model.

●	Expand Into More Regions of the US and Gain More Consumer Visibility. One of the biggest impediments to our growth, indeed, is the lack of DriveItAway as a visible alternative to our target audiences - those subprime consumers whose alternatives for transportation ownership our far worse, and, in addition to the new group of mainstream consumers who are interested in EVs but do not want to take the risk of getting into a long-term financial commitment before extensive use. As we increase our inventory and presence in more contiguous regions throughout the US, our visibility will increase. In addition, we continue to present at auto industry trade shows to gain more visibility among potential dealer and technology partners, and our CEO regularly has articles published in trade industry journals

●	Unlock New Business Models. Our capabilities as a scalable direct-to-customer digital mobility subscription to ownership platform, with proprietary integrated technology, position us to drive the adoption of future business models. This includes our expertise in managing what we believe will become the largest centrally managed fleet of EV mainstream/credit-challenged consumer vehicles, with our subscription to ownership model, which in the future will allow us to unlock future service offerings, including retail insurance, credit and funding products to our consumer customer base.

Employees

As of January 13, 2023, we have 6 full-time employees and 1 part-time employee. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

Corporate Information

Our principal executive office is located at 3201 Market Street, Suite 200/201, Philadelphia, PA 19104. Our telephone number is (856) 577-2763. Our website is www.driveitaway.com. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our corporate headquarters. Additionally, the documents we file with the SEC are or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Other information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The SEC’s website is www.sec.gov.

We maintain a corporate website at www.driveitaway.com. You will be able to access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements and other information to be filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material will be electronically filed with, or furnished to, the SEC. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Item 1A. Risk Factors

We are not required to provide this information as we are a smaller reporting company.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On April 1, 2022, the Company leased virtual office space at 3201 Market Street, Suite 200/201, Philadelphia, PA 19104 for its corporate office. The lease has a term of one year. The Company is not obligated to pay rent.

Item 3. Legal Proceedings

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTC Pink under the symbol “DWAY”. The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2022 and 2021. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2022
First Quarter	$0.20	$0.15
Second Quarter	$0.16	$0.09
Third Quarter	$0.13	$0.08
Fourth Quarter	$0.09	$0.01
Year ended September 30, 2021
First Quarter	$0.34	$0.14
Second Quarter	$0.33	$0.15
Third Quarter	$0.23	$0.12
Fourth Quarter	$0.22	$0.13

Holders

At January 9, 2023, the Company had 106,551,722 outstanding shares of common stock and 143 shareholders of record.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended September 30, 2022.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities during the fourth quarter of the fiscal year ended September 30, 2022.

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

Note on COVID- 19

The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying with health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted.

Overview

The Company was formed in Delaware on March 8, 2006 as B2 Health, Inc. On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company, and concurrently changed its name to Creative Learning Corporation. On February 24, 2022, the Company acquired DriveItAway, Inc., and on March 18, 2022, disposed of BFK and its other subsidiaries involved in the learning business. On April 18, 2022, the name was changed to DriveItAway Holdings, Inc.

The Company is a national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turnkey, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon expand its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new Electric Vehicles.

RESULTS OF OPERATIONS

For the year ended September 30, 2022, compared to year ended September 30, 2021

Our operating results for the years ended September 30, 2022 and 2021 are summarized as follows:

	Years Ended
	September 30,
	2022	2021	$ Change	% Change
Revenues	$55,509	$118,591	(63,082)	(53%)
Cost of revenue	38,898	37,832	1,066	3%
Gross Profit	16,611	80,759	(64,148)	(79%)

Operating expense	1,201,767	741,899	459,868	62%
Operating loss	(1,185,156)	(661,140)	(524,016)	79%

Other expense	290,209	14,544	275,665	n/a
Net loss	$(1,475,365)	$(675,684)	(799,681)	118%

Revenues for the year ended September 30, 2022 was $55,509, as compared to $118,591 for the year ended September 30, 2021, a decrease of $63,082, primarily due to the nation-wide used car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic. In addition, semiconductor chips, one of the main components that run vehicle electronics, came in short supply, which affected both new and used car markets, causing significantly higher prices and low inventory.

Operating expenses for the year ended September 30, 2022 were $1,201,767, as compared to $741,899 for the year ended September 30, 2021. The increase of $459,868 was attributable to an increase in professional fees of $236,207, salaries and payroll taxes of $204,343, general and administrative expense of $14,306 and selling expenses of $24,627, reduced by a decrease in software development expenses of $19,615.

Operating loss was $1,185,156 for the year ended September 30, 2022, as compared to $661,140 for the year ended September 30, 2021. The increase of $524,016 was largely attributable to an increase in professional fees, salaries, payroll taxes, selling expenses and a decrease in revenues.

Other expenses for year ended September 30, 2022 were $290,209, as compared to $14,544 for the year ended September 30, 2021. The increase of $275,665 was attributable to amortization debt discount of $677,561 and an increase in interest expenses of $58,097, offset by a gain on PPP loan forgiveness of $24,148 and gain on change in fair value of derivative liability of $435,188.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of September 30,2022 and 2021.

Working Capital

	September 30,	September 30,
	2022	2021	Change
Cash	$127,109	$9,774	$117,335

Current assets	$143,689	$31,229	$112,460
Current liabilities	1,100,139	229,228	870,910
Working capital (deficiency)	$(956,450)	$(197,999)	$(758,450)

As of September 30, 2022, and September 30, 2021, our total current assets were $143,689 and $31,229 which were comprised of $127,109 and $9,774 in cash, $6,082 and $21,455 in accounts receivable and $10,498 and $0 in prepaid expenses, respectively.

As of September 30, 2022, our current liabilities were $1,100,139 which were comprised of $198,065 in accounts payable, $29,044 in accrued liabilities, $5,840 in SBA loan, $2,101 in deferred revenue, $750,000 in convertible notes payable, $115,009 in derivative liability and $80 in due to related party. As of September 30, 2021, our current liabilities were $229,228 which were comprised of $132,696 in accounts payable, $29,386 in accrued liabilities, $29,878 in SBA and PPP loans, $7,268 in due to related party and $30,000 in convertible note-related parties.

As of September 30, 2022, and September 30, 2021, our working capital deficiency was $956,450 and $197,999, respectively.

 Cash Flow Data:

	Years Ended
	September 30,
	2022	2021	Change
Cash used in operating activities	$(827,611)	$(239,767)	$(587,844)
Cash used in investing activities	$(87,504)	$—	$(87,504)
Cash provided by financing activities	$1,032,450	$220,566	$811,884
Net Change in Cash for period	$117,335	$(19,201)	$136,536

Cash Flows from Operating Activities

During the year ended September 30, 2022, we did not generate positive cash flows from operating activities. For the year ended September 30, 2022, net cash flows used in operating activities was $827,611, consisting of a net loss of $1,475,365, reduced by stock-based compensation expenses of $288,461, amortization debt discount of $677,561, depreciation of $8,436, a change in operating assets and liabilities of $132,632 and increased by gain on PPP loan forgiveness of $24,148 and gain on change in fair value of derivative liability of $435,188.

During the nine months ended September 30, 2021, we did not generate positive cash flows from operating activities. For the year end September 30, 2021, net cash flows used in operating activities was $239,767, consisting of a net loss of $675,684, reduced by an increase in stock -based compensation expenses of $403,847 and a change in operating assets and liabilities of $32,070.

Cash Flows from Investing Activities

During the year ended September 30, 2022, the Company generated cash of $70,360 from the acquisition of a subsidiary and purchased three vehicles for $157,864.

The Company did not use any funds for investing activities during the year ended September 30, 2021.

Cash Flows from Financing Activities

During the year ended September 30, 2022, the Company generated $1,125,000 from the issuance of convertible notes and $36,200 from an SBA loan, offset by $128,750 of debt issuance costs.

During the year ended September 30, 2021, the Company generated $150,000 from issuance of convertible notes, $65,000 from related party convertible debt and $5,566 contribution from related party as additional paid-in-capital.

Going Concern

As of September 30, 2022, the Company had a net loss of $1,475,365, accumulated deficit of $2,380,759 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2023.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require management to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe our most critical accounting policies and estimates relate to the following:

●	Revenue Recognition

●	Stock-Based Compensation

●	Income Taxes

●	Financial Instruments

●	Derivative Financial Instruments

While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of the Company’s significant accounting policies, refer to Note 2 of Notes to the Consolidated Financial Statements.

Revenue Recognition

 The Company’s revenue is recognized in accordance with Accounting Standards Codification(“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the years ended September 30, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

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

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts shown of the Company’s financial instruments including cash, accounts receivable, prepaid expense, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of our common stock, equal to the weighted average life of the options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The following audited consolidated financial statements are included in this Annual Report:

DRIVEITAWAY HOLDINGS, INC.

INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 and 2021

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Driveitaway Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Driveitaway Holdings, Inc. as of September 30, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Driveitaway Holdings, Inc. as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations, has a net capital deficiency, and has not established sufficient revenue to cover it operating costs, therefore will require additional capital to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to DriveItAway Holdings, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. DriveItAway Holdings, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

During the year under audit the Company entered into an Agreement and Plan of Share Exchange with a private company that resulted in a change of control and the sale of the Company’s former subsidiaries and operations. The transaction was accounted for as a reverse recapitalization which required extensive analysis, additional time, and required subjective auditor judgment.

In order to audit the Company’s reverse recapitalization we reviewed managements analysis of the transaction, obtained an understanding of all aspects of the transaction, and completed our own detailed analysis of the accounting literature governing business combinations to ensure the accounting treatment was reasonable and recorded amounts were accurate. We noted this transaction affected disclosures in the financial statements, as well as multiple audit areas, and material audit adjustments were required to remove goodwill from the books, properly record liabilities assumed, and to properly state the Company’s additional paid in capital.

Complex Debt Transaction

During the year under audit the Company entered into a debt agreement that contained terms and provisions that were uncommon in practice. Due to the unusual nature of the agreements, ensuring the accounting for the transaction was challenging and required complex auditor judgment, including a detailed analysis and interpretation of accounting literature.

In order to audit the accounting for the debt agreement, we reviewed managements analysis of the transaction and had to perform a significant amount of research and analysis to gain comfort in the accounting of the transaction. The detailed analysis performed resulted in material audit adjustments to capture derivative liabilities and this transaction created a tainted equity environment, thus affecting the accounting for debt and equity instruments entered into by the Company subsequent.

/s/ Mac Accounting Group, LLP

We have served as DriveItAway Holdings Inc.'s auditor since 2019.

Midvale, Utah

January 13, 2023

DriveItAway Holdings, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2022	2021
Assets
Current assets
Cash	$127,109	$9,774
Accounts receivable, net	6,082	21,455
Prepaid website development	10,498	—
Total current assets	143,689	31,229

Vehicles, net	149,428	—
Total Assets	$293,117	$31,229

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$198,065	$132,696
Accrued liabilities	29,044	29,386
SBA Loan	5,840	6,128
PPP Loan	—	23,750
Deferred revenue	2,101	—
Due to related party	80	7,268
Convertible notes payable - related parties	—	30,000
Convertible note payable	750,000	—
Derivative liability	115,009	—
Total Current Liabilities	1,100,139	229,228

SBA Loan - noncurrent	108,860	72,372
Convertible note payable – noncurrent, net	183,340	150,000
Convertible notes payable - related party - noncurrent	—	65,000
Total Liabilities	1,392,339	516,600

Commitments and Contingencies (Note 9)	—	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; 0 and 2,300,000 shares issued and outstanding at September 30, 2022 and 2021, respectively	—	230
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 105,301,722 shares issued and 105,286,622 outstanding at September 30, 2022 and 0 shares issued and outstanding as of September 30, 2021, respectively	10,531	—
Additional paid in capital	1,289,132	419,793
Treasury stock, at cost, 15,100 and 0 shares at September 30, 2022 and 2021, respectively	(18,126)	—
Accumulated deficit	(2,380,759)	(905,394)
Total Stockholders’ Deficit	(1,099,222)	(485,371)
Total Liabilities and Stockholders’ Deficit	$293,117	$31,229

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Operations

	Years Ended
	September 30,
	2022	2021

REVENUES
Insurance revenue	$33,393	$252,341
Rental revenue	69,343	535,928
Initial fee revenue	15,797	25,181
Miscellaneous Revenue	42,960	11,859
Vehicle owner share	(66,438)	(481,215)
Driver and dealer insurance cost	(39,546)	(225,503)
TOTAL REVENUES	55,509	118,591

COST OF GOODS SOLD	38,898	37,832
GROSS PROFIT	16,611	80,759

OPERATING EXPENSES
Salaries and payroll taxes	388,100	183,757
Professional fees	644,189	407,982
General and administrative	74,053	59,747
Software development	61,542	81,157
Selling expense	33,883	9,256
TOTAL OPERATING EXPENSES	1,201,767	741,899

OPERATING LOSS	(1,185,156)	(661,140)

OTHER INCOME (EXPENSE)
Gain on change in fair value of derivative liability	435,188	—
Gain on PPP loan forgiveness	24,148	—
Amortization debt discount	(677,561)	—
Interest expense	(70,346)	(9,165)
Interest expense - related parties	(2,296)	(5,379)
Interest income	12	—
Other income	646	—
TOTAL OTHER EXPENSE	(290,209)	(14,544)

LOSS BEFORE INCOME TAXES	(1,475,365)	(675,684)
Provision for income taxes	—	—
NET LOSS	$(1,475,365)	$(675,684)

NET LOSS PER SHARE:
Basic and diluted net loss per share	$(0.03)	$(0.31)
Basic and diluted weighted average number of common shares outstanding	50,013,328	2,175,068

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit

Years Ended September 30, 2022, and 2021

	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2020	2,000,000	$200	—	$—	$10,410	—	$—	$(229,710)	$(219,100)

Stock based compensation	300,000	30	—	—	403,817	—	—	—	403,847
Related party contributions	—	—	—	—	5,566	—	—	—	5,566
Net loss	—	—	—	—		—	—	(675,684)	(675,684)
Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	—	$—	$(905,394)	$(485,371)

Stock based compensation	—	—		—	288,461	—	—	—	288,461
Preferred stock issued for conversion of debt- related party	52,284	5		—	104,560	—	—	—	104,565
Preferred stock issued for conversion of debt	129,809	13		—	288,446	—	—	—	288,459
Preferred stock issued for exercise of stock option - related party	112,500	11	—	—	84,363	—	—	—	84,374
Recapitalization	—	—	13,716,041	1,372	147,135	(15,100)	(18,126)	—	130,381
Common stock and warrant issued in connection with promissory note	—	—	4,000,000	400	64,874	—	—	—	65,274
Conversion of preferred stock to common stock	(2,594,593)	(259)	88,085,681	8,809	(8,550)	—	—	—	—
Cancellation of common stock against note receivable	—	—	(500,000)	(50)	(99,950)	—	—	—	(100,000)

Net loss	—	—	—	—	—	—	—	(1,475,365)	(1,475,365)
Balance - September 30, 2022	—	$—	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,475,365)	$(675,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP loan forgiveness	(24,148)	—
Stock-based compensation	288,461	403,847
Gain on change in fair value of derivative liability	(435,188)	—
Depreciation	8,436	—
Amortization of debt discount	677,561	—
Changes in operating assets and liabilities:
Prepaid website development	(10,498)	—
Accounts receivable	15,373	(5,952)
Deferred revenue	2,101	—
Accounts payable	31,990	22,903
Accrued liabilities	91,289	9,740
Accrued liabilities - related party	2,377	5,379
Net Cash used in Operating Activities	(827,611)	(239,767)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	70,360	—
Purchase of vehicles	(157,864)	—
Net Cash used in Investing Activities	(87,504)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Related Party Convertible Debt	—	65,000
Proceeds from convertible debt	1,125,000	150,000
Proceeds from the SBA Loan	36,200	—
Proceeds from contributions from related parties	—	5,566
Debt issuance costs	(128,750)	—
Net Cash provided by Financing Activities	1,032,450	220,566

Net change in cash	117,335	(19,201)
Cash, beginning of period	9,774	28,975
Cash, end of period	$127,109	$9,774

Supplemental cash flow information
Cash paid for interest	$45,203	$—
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Preferred stock issued for conversion of debt -related party	$104,565	$—
Preferred stock issued for conversion of debt	$288,458	$—
Common stock issued in connection with promissory note	$65,274	$—
Preferred stock issued for exercise of stock option - related party	$84,375	$—
Conversion of preferred stock to common stock	$8,809	$—
Cancellation of common shares against note receivable	$100,000	$—
Recognition of derivative liability as debt discount	$550,197	$—
Note receivable exchanged for settlement of accrued wages	$50,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2022 and 2021

Note 1 – Organization, Description of Business and Going Concern

Nature of Organization

DriveItAway Holdings, Inc. (“DIA Holdings”, “the Company”, “we” or “us”) was formed in Delaware on March 8, 2006 as B2 Health, Inc. On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company, and concurrently changed its name to Creative Learning Corporation. On February 24, 2022, the Company acquired DriveItAway, Inc., and on March 18, 2022, disposed of BFK and its other subsidiaries involved in the learning business. On April 18, 2022, the name was changed to DriveItAway Holdings, Inc.

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2022, the Company had a net loss of $1,475,365 and cash used in operating activities of $827,611. As of September 30, 2022, the Company had an accumulated deficit of $2,380,759. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company includes: sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders sufficient to meet its minimum operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing this plan.

There is no assurance that the Company will be able to obtain sufficient additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to the Company. In addition, profitability will ultimately depend upon the level of revenues received from business operations. However, there is no assurance that the Company will attain profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

Basis of Consolidation

The consolidated financial statements include the accounts of DriveItAway Holdings Inc. and its wholly owned subsidiary DriveItAway, Inc., collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of September 30, 2022, and 2021, the Company had cash of $127,109 and $9,774, respectively and did not have cash equivalents.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of September 30, 2022, and 2021, are adequate, but actual write-offs could exceed the recorded allowance. As of September 30, 2022, and 2021, the balances in the allowance for doubtful accounts was $0.

Property and Equipment

Property and equipment, consisting of vehicle are stated at cost. Depreciation expense is recognized over the assets’ estimated useful lives of seven years using the straight-line method. Major additions and improvements are capitalized as additions to the property and equipment accounts, while replacements, maintenance and repairs that do not improve or extend the life of the respective assets, are expensed as incurred. Estimated useful lives are periodically reviewed and, when appropriate, changes are made prospectively. When certain events or changes in operating conditions occur, asset lives may be adjusted and an impairment assessment may be performed on the recoverability of the carrying amounts.

Financial Instruments

The Company follows ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The carrying amounts shown of the Company’s financial instruments including cash, accounts receivable, prepaid expense, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

Derivative Financial Instruments

The fair value of an embedded conversion option that is convertible into a variable amount of shares and warrants that include price protection reset provision features are deemed to be “down-round protection” and, therefore, do not meet the scope exception for treatment as a derivative under ASC 815 “Derivatives and Hedging”, since “down-round protection” is not an input into the calculation of the fair value of the conversion option and warrants and cannot be considered “indexed to the Company’s own stock” which is a requirement for the scope exception as outlined under ASC 815.

The accounting treatment of derivative financial instruments requires that the Company record embedded conversion options and warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time, of our common stock, equal to the weighted average life of the options.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the years ended September 30, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

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

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the years ended September 30, 2022 and 2021 of $33,883 and $9,256, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the years ended September 30, 2022, and 2021, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

For the years ended September 30, 2022, and 2021, respectively, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result was anti-dilutive.

	September 30,	September 30,
	2022	2021
	Shares	Shares
Series A Convertible Preferred Stock	—	78,084,333
Convertible notes	59,389,535	—
Warrants	1,125,000	—
Total	60,514,535	78,084,333

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments Credit Losses —Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, which includes the Company’s accounts receivable. This ASU is effective for the Company for reporting periods beginning after December 15, 2022. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, “Government Assistance (Topic 832)” which enhances disclosure of transactions with governments that are accounted for by applying a grant or contribution model. The new pronouncement requires entities to provide information about the nature of the transaction, terms and conditions associated with the transaction and financial statement line items affected by the transaction. The standard must be adopted for year ends beginning after December 15, 2021, with early adoption permitted. The Company plans to adopt the standard on October 1, 2022 and does not expect the adoption of this standard to have any material impact on its financial statements.

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

At the closing of the Share Exchange on February 24, 2022, the holders of the related party Convertible Promissory Notes agreed to convert all of the principal of $95,000 and interest of $9,565 due under the notes into 52,284 shares of DIA common stock, which was automatically converted into 52,284 shares of Series A Preferred (see Note 6).

During the years ended September 30, 2022 and 2021, the Company recorded interest expense for related parties of $2,296 and $5,379, respectively. As of September 30, 2022 and 2021, the Company had accrued interest owed to related parties of $0 and $7,268, respectively.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2022, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $3,435 and the Company made repayments to related parties of $3,355.

As of September 30, 2022 and 2021, the Company owed related parties $80 and $0, respectively, for this activity.

Note 4 - Note Receivable

A note receivable of $150,000 was issued to DriveItAway Holdings in consideration for the sale of certain subsidiaries as a part of its recapitalization (see Note 6). The note receivable was unsecured, due on April 20, 2022, and was to incur interest at 15% per annum, provided that the payor has the right to satisfy the note in full by the return of 500,000 shares of the Company’s common stock for cancellation. In May 2022, the payor under the note receivable satisfied $100,000 due under the note in full by returning 500,000 shares of the Company’s common stock for cancellation (see Note 6). During the year ended September 30, 2022 the Company offset the remaining $50,000 due under the note against accrued wages, therefore as of September 30, 2022 the Note Receivable balance was $0.

Note 5 – Vehicles

During the year ended September 30, 2022, the Company purchased four (4) passenger vehicles for $157,864 and recorded depreciation of $8,436.

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

During the year ended September 30, 2021, the Company issued 300,000 shares of DIA common stock which was automatically converted into 300,000 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The shares were issued to a consulting firm pursuant to one year consulting agreement and valued at $692,308. Stock-based compensation expense related to this issuance for the years ended September 30, 2022 and 2021 was $288,461 and $403,847, respectively, and was included in general and administrative expense.

During the year ended September 30, 2022, the Company issued 294,593 shares of DIA common stock which was automatically converted into 294,593 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The preferred stock is reflected retroactively for all periods presented.

●	52,284 shares issued for conversion of debt – related party and accrued interest of $104,565

●	129,809 shares issued for conversion of debt and accrued interest of $288,458

●	112,500 shares issued for exercise of stock option - related party as stock-based compensation to related parties of $84,375

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

As of September 30, 2022, and 2021, the Company had 0 and 2,300,000 shares of Series A Preferred stock outstanding, respectively.

Common Stock

Reorganization

On February 24, 2022, the Company recognized the equity of DIA Holdings as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock, at a value of $130,381.

The following table summarizes the assets acquired, and liabilities assumed at the acquisition date of February 24, 2022:

Cash	$70,360
Note receivable (Note 4)	150,000
Accounts payable and accrued liabilities	(89,979)
Net assets acquired and liabilities assumed	$130,381

On February 24, 2022, the Company issued 4,000,000 shares of common stock valued at $65,274 for commitment fees in conjunction with the issuance of promissory note of $750,000 (see Note 8).

On April 20, 2022, the Company issued 88,085,681 shares of common stock as a result of the conversion of 2,594,593 shares of Series A Preferred Stock, as discussed in more detail above.

In May 2022, 500,000 shares were returned for cancellation to satisfy a note receivable in the amount of $100,000 (see Note  4).

As of September 30, 2022, and 2021, the Company had 105,301,722 and 0 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of September 30, 2022, and 2021, the Company had 15,100 and 0 shares of treasury stock valued at $18,126 and $0, respectively.

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

As of September 30, 2021, DIA had 300,000 stock options outstanding under the Equity Plan to Messrs. Possumato, CEO, and Potash, COO in equal amounts, of which 93,750 had vested. At the closing of the Share Exchange on February 24, 2022, 112,500 of the stock options had vested and Messrs. Possumato and Potash each agreed to each exercise their 56,250 vested stock options issued to them. The options were converted into 112,500 shares of DIA common stock, which was automatically converted into 112,500 shares of Series A Preferred. The balance of the stock options issued to Messrs. Possumato and Potash were cancelled. The stock options had an exercise price of $0.75 per share. In lieu of paying the exercise price in cash, the exercise price was offset against accrued wages of $42,188 owed to each of Messrs. Possumato and Potash.

Also, at the closing of the Share Exchange, DIA’s board cancelled the Equity Plan and all outstanding options were cancelled.

As of September 30, 2021, DIAH had 2,177,571 options outstanding, of which 1,882,793 expired during the year ended September 30, 2022 and 294,778 were exercised in a cashless exchange for 155,103 common shares.

Accordingly, as of September 30, 2022 the Company had no options outstanding.

Warrants

On February 24, 2022, in conjunction with the issuance of a promissory note of $750,000, the Company issued 1,000,000 warrants for $0.30 per share. The transaction led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (see Note 8), therefore the warrants qualified for derivative accounting and were assigned a value of $107,283 which was recorded as a derivative liability and debt discount. The warrants expire on February 24, 2027.

In June 2022, in conjunction with a private offering and the issuance of secured promissory notes of $250,000 (see Note 8), the Company issued 125,000 warrants for $0.30 per share, which also qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability and debt discount. The warrants expire in June 2027.

All warrants issued were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement (see Note 9).

A summary of warrant activity during the year ended September 30, 2022 is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2021	—	$—	—
Issuance	1,125,000	$0.30
Exercised	—	$—
Expired	—	$—
Balance as of September 30, 2022	1,125,000	$0.30	4.44

The intrinsic value of the warrants as of September 30, 2022, is $0. All of the outstanding warrants are exercisable as of September 30, 2022.

Note 7 – Notes Payable

PPP Loan

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $23,750, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 9, 2020 was to mature on May 8, 2022 and bear interest at a rate of 1% per annum, payable monthly commencing seven months from the date of the note, unless forgiven in whole or part in accordance with the CARES Act. The Note may have been prepaid by the Borrower at any time prior to maturity with no prepayment penalties. In order to qualify for forgiveness under the CARES Act, funds from the Loan could only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020 (“qualifying expenses”). The Company used the entire Loan amount for qualifying expenses, therefore, in December 2021, the PPP Loan of $23,750 and accrued interest of $398 were forgiven and recognized as other income. During the year ended September 30, 2022 and 2021, the Company recorded interest expense of $59 and $237, respectively.

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the years ended September 30, 2022 and 2021, the Company recorded interest expense of $4,272 and $2,944, respectively, on the SBA Loan and as of September 30, 2022 and 2021, the accrued interest on the SBA Loan was $8,175 and $3,903, respectively.

Note 8 – Convertible Notes Payable

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

Effective February 24, 2022, principal of $250,000 and accrued interest of $10,816 was converted into 72,368 shares of DIA’s common stock, which was automatically converted into 72,368 shares of the Company’s Series A Preferred stock in accordance with the Share Exchange Agreement (see Note 6), resulting in $0 owed to the lender as of September 30, 2022.

During the years ended September 30, 2022 and 2021, the Company recorded interest expense for the note of $4,833 and $5,983, respectively.

Individual Investor Notes

During the year ended September 30, 2022, DIA issued an aggregate of five convertible notes to five investors, each for $25,000. The notes bear interest at a rate of 8% per annum, mature on December 31, 2022, and are convertible into DIA’s common stock on the same basis that is described for the Convertible Note issued to Knightsgate Ventures II, LP on April 1, 2021, as described above. During the year ended September 30, 2022 the Company recorded interest expense of $2,641 on the notes.

In March 2022, the holders of all of the convertible notes issued to unrelated investors agreed to convert their notes of $125,000 and accrued interest of $2,641 into 57,441 shares of DIA’s common stock, each of which was automatically converted into one share of Series A Preferred stock in accordance with the Share Exchange Agreement (see Note 6), resulting in $0 owed to the investors as of September 30, 2022.

AJB Capital Investments, LLC Note

Effective February 24, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (after giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid $33,750 in certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer. After payment of the fees and costs, the net proceeds to the Company were $641,250, which will be used for working capital and other general corporate purposes.

The maturity date of the AJB Note was extended to February 24, 2023. The AJB Note bears interest at 10% per annum for the original note’s period and 12% per annum for extension period which was started from August 24, 2022, and it is payable on the first of each month beginning April 1, 2022. The Company may prepay the AJB Note at any time without penalty.

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

Also pursuant to the SPA, the Company was to pay AJB a commitment fee of $800,000, payable in the form of 4,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception. If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the Commitment Fee Shares for $800,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,000,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced to $400,000. On issuance of the note, the Company determined that the guarantee on the commitment fee was a make-whole provision and an embedded derivative within the host instrument. The guarantee was bifurcated from the host instrument and recorded as a derivative liability valued at $384,287 using a Black-Scholes option pricing model (see Note 9).

Pursuant to the SPA, the Company also issued to AJB common stock purchase warrants (the “warrants”) to purchase 1,000,000 shares of the Company’s common stock for $0.30 per share, which was assigned a value of $107,283 that was recorded as derivative liability. The warrants expire on February 24, 2027. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants.

After recording the derivative liabilities associated with the SPA, the Company allocated the net proceeds to the 4,000,000 common shares issued and the note itself based on their relative fair market values, resulting in the common shares being assigned a value of $65,274 (see Note 6). The allocation of the financing costs of $108,750, the derivative for the guarantee of $384,287, the derivative for the warrant of $107,283, and issuance of the 4,000,000 Commitment Fee shares of $65,274, to the debt component resulted in a $665,594 debt discount that is being amortized to interest expense over the term of the AJB Note.

During the year ended September 30, 2022, the Company recorded interest expense of $46,958, amortization of debt discount of $665,594, a gain on change in fair value of derivative liability of $393,641 for the guarantee and warrants and repaid $45,203 of interest. As of September 30, 2022, the derivative liability was $97,927 and the debt discount recorded on the note was $0, resulting in a note payable balance of $750,000. As of September 30, 2022, the Company owes unpaid interest of $1,755.

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

During June 2022, the Company sold a total of $250,000 worth of Units to two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000, and the issuance of 125,000 warrants. The conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. The allocation of the warrant to the debt component resulted in the Company recording a debt discount and derivative liability of $8,136. The total debt discount of $58,627 is being amortized to interest expense over the term of the Note.

During the year ended September 30, 2022, the Company recorded interest expense of $11,583, and amortization of debt discount of $11,967. As of September 30, 2022, the debt discount recorded on the note was $66,660, resulting in a note payable balance of $183,340. As of September 30, 2022, the Company owed accrued interest of $11,583.

Note 9 – Derivative Liabilities

As discussed in Note 8, certain features and instruments issued as part of the Company’s debt financing arrangements qualified for derivative accounting under ASC 815, Derivatives and Hedging, as the number of common shares that are to be issued under the arrangements are indeterminate, therefore the Company’s equity environment is tainted.

ASC 815 requires we record the fair market value of the derivative liabilities at inception and at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of September 30, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the year ended September 30, 2022:

Expected term	1.68 - 5.00 years
Expected average volatility	109% - 117%
Expected dividend yield	—
Risk-free interest rate	1.73% - 4.25%

At September 30, 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows (level 3):

Commitment fee guarantee issued February 24, 2022	$71,162
Warrants issued February 24, 2022	26,767
Embedded conversion feature in Note issued June 3, 2022	5,122
Warrants issued June 3, 2022	1,393
Embedded conversion feature in Note issued June 16, 2022	8,464
Warrants issued June 16, 2022	2,101
Derivative liability balance - September 30, 2022	$115,009

The following table summarizes the changes in the derivative liabilities during the year ended September 30, 2022:

Derivative liability balance - September 30, 2021	$—
Addition of new derivatives recognized as debt discounts	550,197
Gain on change in fair value of the derivative	(435,188)
Derivative liability balance - September 30, 2022	$115,009

Note 10 – Income Taxes

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 31% to the income tax amount recorded as of September 30, 2022 and 2021 are as follows:

	Years Ended
	September 30,
	2022	2021
Deferred tax assets:
Net operating loss carryover	$570,300	$895,972
Accrued payroll	1,200	—
Allowance for bad debt	—	(165,028)
Charitable contributions	—	127
Stock-based compensation	—	87,675
Foreign tax credit	—	171,314
Deferred tax liabilities:
Depreciation	(7,200)	(44,081)
ASC 606 adjustment	—	(797,356)
Valuation allowance	(564,300)	(148,623)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2022 and 2021, due to the following:

	Years Ended
	September 30,
	2022	2021
Income tax provision at statutory rates	$(457,400)	$(432,500)
Depreciation	(7,200)	—
Meals and entertainment	400	700
Related party accruals	(2,200)	—
Accrued payroll	(4,400)	—
Stock-based compensation	89,400	—
Interest expense	22,500	—
(Gain) loss on extinguishment of debt	(7,500)	—
Amortization of debt discount	210,100	—
Change in fair value of derivative liability	(134,900)	—
Valuation allowance	291,200	431,800
Total income tax provision	$—	$—

The net operating losses (“NOLs”) carry forwards are subject to certain limitations due to the change in control of the Company pursuant to Internal Revenue Code Section 382. The Company experienced a change in control for tax purposes in February 24, 2022. Due to change of control, the Company estimates not being able to carryover approximately $1,700,000 of NOL generated before February 24, 2022 to offset future income.

At September 30, 2022, the Company had approximately $1,840,000 of net operating loss carryforwards that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2022 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Tax returns for the years ended 2019 and forward are subject to review by the tax authorities.

Note 11 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

On October 17, 2022, the Company entered into an advisory agreement. The term of contract is three months and the Company was to pay an initial fee of $5,000 and issue 250,000 restricted shares of common stock.

On October 31, 2022, the Company and AJB Capital Investments, LLC entered into a first amendment to SPA (see Note 8). Pursuant to terms in first amendment, the Company agreed to issue to AJB an additional 1,000,000 Commitment Fee Shares. According to first amendment, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,500,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced from the original $800,000 to $400,000.

On November 15, 2022, the Company issued 15% secured convertible note of $100,000 with 50,000 warrants each to two investors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2022. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2022, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2022 due to the following identified material weaknesses:

●	Our control environment is inadequate. We have no risk assessment procedures, no formal information or communication process, and no monitoring activities in place. Additionally, we lack policies that require formal written approval for related party transactions.
●	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to the financial statements. We do not have controls in place to prevent individuals from manipulating financial data or entering inaccurate data into the accounting software, and there are no controls over the financial reporting close process. Additionally, we lack segregation of duties and review procedures to ensure our financial data is accurate.

●	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience. We also lack the resources to properly account for complex debt and equity transactions and are unable to analyze such transactions timely or in sufficient detail.

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2022 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at the date of this filing are listed in the following table:

Name	Age	Title
John Possumato	62	Chief Executive Officer and Director
Adam Potash	35	Chief Operating Officer and Director
Paul Patrizio	65	Director
Mike Elkin	66	Chief Financial Officer

John Possumato is a noted consultant, author and speaker in the automotive industry, and is the Founder and CEO of DIA since 2018. A serial entrepreneur and a franchise car dealership owner veteran, Possumato has over 35 years of leadership experience fostering and growing start-up companies. Also known by vehicle manufacturers, Possumato helped create the dealer focused commercial fleet programs for Ford, General Motors, and Jaguar. Possumato conceived of DriveItAway in 2017, while at Automotive Mobile Solutions LLC, a technology company he founded and led as CEO in 2012, to adapt new mobile marketing innovations to automotive retailers. He is also an attorney, a graduate of the Law School at the University of Pennsylvania (J.D.) and the Wharton School of Business (B.S.), is a member of the Bar of the State of Pennsylvania, was a Wharton School Entrepreneur in Residence, University City Science Center OnRamp Founder in Residence, a founding Board member of the International Automotive Remarketers Alliance, and past Counsel to the Board of Directors of the Automotive Fleet and Leasing Association. He most recently helped create the Drive For Freedom Foundation, a 501(c)(3) nonprofit created to alleviate the “Poverty of the Carless.”

Adam Potash began his career in a start-up engaging in passenger transportation and has been involved in mobility-based start-ups ever since. In 2011, he founded and became CEO of Minds’ Eye Innovations, which provided ride sharing software to taxi companies to compete against Uber and Lyft. He grew the company to service over 70 taxi companies processing 10,000+ orders per day. Mr. Potash later joined a ride share start-up called Leap that was assembled by former management members of Gett Taxi (3rd largest ride share company in NYC) and became the CTO helping the team bring to market a new ride share concept. In 2019, Potash became COO of DIA, helping DIA launch its “Pay As You Go” car ownership program, where he continues to lead product development and operations. He is a graduate of Villanova University.

Paul Patrizio has been a corporate attorney, an investment banker, a venture capitalist, and a corporate executive, for both public and private companies over his more than 35-year career. Since 2015, he has been the Managing Partner of Apogee Partners LLC, a private investment company with equity interests in a diverse set of growth companies. He is also a Senior Partner at Patrizio & O’Leary LLP, a law firm in Princeton, NJ that specializes in representing both public and private companies as well as their investors in corporate transactions and general business matters. Mr. Patrizio has been a director of numerous public and private companies and from 2018-2020 was also Chairman and CEO of Arista Financial Corp., a publicly traded truck leasing company that ceased its operations due to the Covid crisis. Mr. Patrizio holds an L.L.M. in Corporation Law from N.Y.U. Law School, J.D. from New York Law School, an MBA in Finance from Pace University, and a B.A from St. Michael’s College and is admitted to practice law in New Jersey, New York, and Pennsylvania.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws and the provisions of the Delaware General Corporation Law. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until his or her resignation, death or removal in accordance with our Bylaws or the Delaware General Corporation Law.

Our officers are appointed by our board of directors and hold office until removed by our board of directors at any time for any reason.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that no director qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. Paul Patrizio, director, is a Partner of the law firm Patrizio & O’Leary. The law firm serves as the Company’s corporate and general counsel.

Board Committees

Our board of directors has no separately designated committees and our board members carry out the functions of both an audit committee and a compensation committee. We do not have an audit committee financial expert serving on our board of directors. Due to our limited financial resources, we are not in a position to retain an independent director with the qualifications to serve as an audit committee financial expert at this time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended September 30, 2022, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report.

Item 11. Executive Compensation

The following identifies the elements of compensation for the fiscal years 2022 and 2021 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2021, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2022 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2021.

Summary Compensation Table

				Stock		All Other
	Fiscal			Compensation		Compensation
Name and Principal Position	Year	Salary						Total
John Possumato	2022		$61,000		$—		$—		$61,000
Chief Executive Officer (1)	2021	$	N/A	$		$		$	N/A

Adam Potash	2022		$61,000		$—		$—		$61,000
Chief Operating Officer (2)	2021	$	N/A	$		$		$	N/A

Mike Elkin	2022		$48,000		$—		$—		$48,000
Chief Financial Officer	2021		$48,000	$		$			$48,000

Rod K. Whiton	2021		$100,000		$—		$—		$100,000
President (3)	2022		$41,666		$—		$—		$41,666

Christopher Rego	2021		$100,000		$—		$—		$100,000
CEO (4)	2022		$60,000		$—		$—		$60,000

1) On February 24, 2022, John Possumato was appointed Chief Executive Officer of the Company

2) On February 24, 2022, Adam Potash was appointed Chief Operating Officer of the Company

3) On February 24, 2022, Rod Whiton resigned as President of the Company

4) On February 24, 2022, Christopher Rego resigned as Chief Executive Officer of the Company.

Narrative Disclosure of Compensation Policies and Practices as They Relate to Our Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2022.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension or profit-sharing plan.

Director Compensation

Our Board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses. None of our directors received any director compensation during the year ended September 30, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 9, 2023, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

The number of shares beneficially owned by each 5% stockholder, director or executive officer is determined under the rules of the Securities & Exchange Commission, or SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under those rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares that the individual or entity has the right to acquire within 60 days through the exercise of any stock option, warrant or other right, or the conversion of any security. Unless otherwise indicated, each person or entity has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion in the table below of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

Name and Address of Beneficial Owner (1)	Number of Commons Shares of Beneficial Ownership		Percent of Class (2)
5% Beneficial Owners:	—		—

None
Named Executive Officers and Directors:
John Possumato (3)	35,026,690	(3)	32.87%
Adam Potash (4)	36,591,099	(4)	34.34%
Paul Patrizio (5)	10,184,913	(5)	9.55%

All Officers and Directors as a Group	81,802,702		76.76%

(1)        Unless otherwise noted, the address of each beneficial owner is c/o DriveItAway Holdings, Inc. 3201 Market Street, Suite 200/201, Philadelphia, PA 10104.

(2)        Applicable percentages are based on 106,551,722 shares of our common stock outstanding as of January 9, 2023.

(3)       Includes 34,993,018 common shares owned by Driveitaway, LLC. John Possumato, has investing and dispositive power of shares beneficially owned by Driveitaway, LLC.

(4)        Includes 33,949,710 common shares owned by Minds Eye Innovation, Inc. Adam Potash has investing and dispositive power of shares beneficially owned by Minds Eye Innovation, Inc.

(5)        All 10,184,913 common shares are owned by AEP Holdings, LLC. Paul Patrizio has investing and dispositive power of shares beneficially owned by AEP Holdings, LLC.

Equity Compensation Plan

The Company does not have an equity compensation plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

At the closing of the Share Exchange on February 24, 2022, the holders of the related party Convertible Promissory Notes agreed to convert all of the principal and interest of $104,564 due under the notes into 52,284 shares of DIA common stock, which was automatically converted into 52,284 shares of Series A Preferred.

During the years ended September 30, 2022, and 2021, the Company recorded interest expense for related parties of $2,296 and $5,379, respectively. As of September 30, 2022 and 2021, the Company had accrued interest owed to related parties of $0 and $7,268, respectively.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2022, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $3,435 and the Company made repayments to related parties of $3,355. As of September 30, 2022 and 2021, the Company owed related parties $80 and $0, respectively, for this activity.

Director Independence

Our current Board consists of John Possumato, Adam Potash and Paul Patrizio. Our common stock is currently quoted on the over the counter market. Since the over the counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if the director at any time in the past three years (a) was employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) was, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) was, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) was, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have no independent directors.

The Board does not currently have any committees. The Board has approved the formation of an Audit Committee, and an Audit Committee charter, but no members currently serve on the Audit Committee. The independent directors perform the functions of the Audit Committee.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by MAC Accounting Group LLP for the years September 30, 2021 and 2022, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year 2021	Fiscal Year 2022
Audit Fees (1)	$72,500	$81,250
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$72,500	$81,250

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”
(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.
(4)

All other Fees. All other fees are those services and/or travel expenses not described in the other categories. The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended September 30, 2022 and 2021 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits

INDEX TO EXHIBITS

Exhibits	Description

3.1	Certificate of Incorporation, dated March 8, 2006 (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, File No. 333-1459990)

3.2	Amendment to Certificate of Incorporation, (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010)

3.3	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, File No. 333-145999)

3.3.1	Amended and Restated Bylaws, dated December 6, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on December 6, 2019)

3.4	Certificate of Designation, Rights and Preferences of Series A Convertible Stock, dated February 24, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 2, 2022)

3.5	Amendment to Certificate of Incorporation, dated April 18, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K , filed on April 29, 2022)

4.1	Promissory Note issued by the Company to ABJ Capital Investments, LLC, dated February 24, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2022)

4.2	Common Stock Purchase Warrant, issued by the Company to ABJ Capital Investments, LLC, dated February 24, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2022)

4.3	Form of Secured Convertible Note, dated June 30, 2022 (2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K , filed on July 7, 2022)

4.4	Form of Common Stock Purchase Warrant, dated June 30, 2022 (2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K , filed on July 7, 2022)

4.5	Form of Secured Convertible Note, dated November 15, 2022 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K , filed on November 21, 2022)

4.6	Form of Common Stock Purchase Warrant, dated November 15, 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K , filed on November 21, 2022)

10.1*	Virtual Membership Agreement (Lease) by and between the Company and The Innovation Center, dated March 22, 2022

10.2	Agreement and Plan of Share Exchange, dated December 7, 2021 by and among the Company, Driveitaway, Inc. and the shareholders of Driveitaway, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2021)

10.3	Sale Agreement, dated December 7, 2021 by and between the Company and StroomX, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated December 7, 2021)

10.4	Securities Purchase Agreement, by and between the Company and AJB Capital Investments LLC, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2022)

10.5	First Amendment to the Securities Purchase Agreement, by and between the Company and AJB Capital Investments LLV, dated February 24, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2022)

10.5	Form of Subscription Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on July 7, 2022)

10.6	Form of Security Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K , filed on July 7, 2022)

10.7	Form of Piggyback Registration Rights Agreement, dated June 30, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K , filed on July 7, 2022)

10.8	Form of Subscription Agreement, dated November 15, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K , filed on November 21, 2022)

10.9	Form of Security Agreement, dated November 15, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K , filed on November 21, 2022)

10.10	Form of Piggy Rights Registration Agreement, dated November 15, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K , filed on November 21, 2022)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015)

21*	Subsidiaries of the Company.

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith. Item 16. 10-K Summary None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVEITAWAY HOLDINGS, INC.

Dated: January 13, 2023	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Dated: January 13, 2023	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Possumato	Director and Chief Executive Officer	January 13, 2023
John Possumato

/s/ Adam Potash	Director and Chief Operating Officer	January13, 2023
Adam Potash

/s/ Paul Patrizio	Director	January 13, 2023
Paul Patrizio

/s/ Mike Elkin	Chief Financial Officer	January 13, 2023
Mike Elkin