Form 10-Q
period 2022-12-31
Driveitaway Holdings, Inc.
filed 2023-02-21
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Yes ☐ No ☒

As of February 20, 2023, there were 106,551,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	September 30,
	2022	2022
Assets
Current assets
Cash	$40,130	$127,109
Accounts receivable, net	10,376	6,082
Prepaid expenses	10,280	10,498
Total current assets	60,786	143,689

Vehicles, net	209,268	149,428
Website development, net	15,877	—
Total Assets	$285,931	$293,117

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$196,557	$198,065
Accrued liabilities	81,378	29,044
SBA Loan	6,442	5,840
Deferred revenue	2,588	2,101
Due to related party	80	80
Convertible note payable	749,285	750,000
Derivative liability	592,788	115,009
Total Current Liabilities	1,629,118	1,100,139

SBA Loan - noncurrent	107,692	108,860
Convertible note payable – noncurrent, net	352,842	183,340

Total Liabilities	2,089,652	1,392,339

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 106,551,722 shares issued and 106,536,622 outstanding at December 31, 2022 and 105,301,722 shares issued and 105,286,622 outstanding as of September 30, 2022, respectively	10,656	10,531
Additional paid in capital	1,305,516	1,289,132
Treasury stock, at cost - 15,100 shares at December 31, 2022 and September 30, 2022	(18,126)	(18,126)
Accumulated deficit	(3,101,767)	(2,380,759)
Total Stockholders’ Deficit	(1,803,721)	(1,099,222)
Total Liabilities and Stockholders’ Deficit	$285,931	$293,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
Revenues
Insurance revenue	$9,996	$23,883
Rental revenue	45,152	34,498
Initial Fee Revenue	—	4,126
Miscellaneous Revenue	1,695	2,900
Vehicle owner share	542	(38,790)
Driver and dealer insurance cost	(9,302)	(16,000)
Total Revenues	48,083	10,617
Cost of Goods Sold	39,872	5,686
Gross Profit	8,211	4,931

Operating Expenses
Salaries and payroll taxes	81,875	70,125
Professional fees	100,430	173,077
General and administrative	19,430	12,522
Software development	13,358	15,679
Selling expense	8,551	2,501
Total Operating Expenses	223,644	273,904
Operating Loss	(215,433)	(268,973)
Other income (expenses)
Loss on change in fair value of derivative liability	(454,655)	—
Gain on PPP loan forgiveness	—	24,148
Amortization debt discount	(13,420)	—
Interest expense	(37,500)	(5,459)
Interest expense - related parties	—	(1,437)
Total Other Income (Expense)	(505,575)	17,252

Loss Before Income Tax	(721,008)	(251,721)
Provision for income taxes	—	—
Net Loss	$(721,008)	$(251,721)

Net Loss Per Common Share
Basic and diluted net loss per common share	$(0.01)	$(0.11)
Basic and diluted weighted average number of common shares outstanding	106,119,657	2,300,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance - September 30, 2022	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)
Common stock issued in connection with promissory note	1,000,000	100	1,409	—	—	—	1,509
Stock based compensation	250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	(721,008)	(721,008)
Balance - December 31, 2022	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(3,101,767)	$(1,803,721)

	Series A				Additional		Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	$(905,394)	$(485,371)
Stock based compensation	—	—	—	—	173,077	—	173,077
Net loss	—	—	—	—	—	(251,721)	(251,721)
Balance - December 31, 2021	2,300,000	$230	—	$—	$592,870	$(1,157,115)	$(564,015)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(721,008)	$(251,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP Loan Forgiveness	—	(24,148)
Stock-based compensation	15,000	173,077
Gain on change in fair value of derivative liability	454,655	—
Depreciation and amortization	7,653	—
Amortization of debt discount	13,420	—
Changes in operating assets and liabilities:
Prepaid expenses	(10,280)	—
Accounts receivable	(4,294)	2,478
Deferred revenue	487	—
Accounts payable	(1,508)	(46,491)
Accrued liabilities	52,334	5,460
Accrued liabilities - related party	—	1,437
Net Cash used in Operating Activities	(193,541)	(139,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vehicles	(67,039)	—
Purchase of intangible assets	(5,833)	—
Net Cash used in Investing Activities	(72,872)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	180,000	100,000
Proceeds from the SBA Loan	—	36,200
Repayment of SBA Loan	(566)	—
Net Cash provided by Financing Activities	179,434	136,200

Net change in cash	(86,979)	(3,708)
Cash, beginning of period	127,109	9,774
Cash, end of period	$40,130	$6,066

Supplemental cash flow information
Cash paid for interest	$31,667	$—
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Common stock in connection with promissory note	$1,509	$—
Recognition of derivative liability as debt discount	$23,124	$—
Debt discount in connection with original issue discount	$20,000	$—
Prepaid expenses reclassified to intangible assets	$10,498	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2022

Unaudited

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended December 31, 2022, the Company had a net loss of $721,008 and cash used in operating activities of $193,541. As of December 31, 2022, the Company had an accumulated deficit of $3,101,767. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2022, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2022, contained in the Company’s Form 10K, as filed on January 13, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of December 31, 2022, and September 30, 2022, the Company had cash of $40,130 and $127,109, respectively and did not have any cash equivalents.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of December 31, 2022 and September 30, 2022 are adequate, but actual write-offs could exceed the recorded allowance. As of December 31, 2022 and September 30, 2022 the balances in the allowance for doubtful accounts was $0.

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

Vehicles

Vehicles are recorded at cost and depreciated using the straight-line method over the estimated useful lives of seven (7) years. Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a vehicle, we record a gain or loss based on the difference between the proceeds received and the net book value of the disposed vehicle. We remove fully depreciated vehicles from the cost and accumulated depreciation amounts disclosed.

Website and Software Development Costs

The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in operating expenses in our consolidated statements of operations.

Capitalized development activities placed in service are amortized over the expected useful lives of those releases, currently estimated at three (3) years. The estimated useful lives of website and software development activities are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality. We remove fully amortized website and software development costs from the cost and accumulated amortization amounts disclosed.

Construction-in-progress primarily consists of website development costs that are capitalizable, but for which the associated applications have not been placed in service.

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

The Company’s Cost of Goods sold consists of direct expenses, such as roadside assistance or telematics service fees, and credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the three months ended December 31, 2022 and 2021 of $8,551 and $2,501, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the three months ended December 31, 2022, and 2021, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive..

	December 31,	December 31,
	2022	2021
	Shares	Shares
Series A Convertible Preferred Stock	—	78,084,333
Convertible notes	25,687,500	—
Warrants	1,225,000	—
	26,912,500	78,084,333

Recent Accounting Pronouncements

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its consolidated financial statements.

Note 3 – Vehicles

The following table summarizes the components of our vehicles as of the dates presented:

	December 31,	September 30,
	2022	2022
Vehicle costs	$224,903	$157,864
Accumulated depreciation	(15,635)	(8,436)
Vehicles, net	$209,268	$149,428

Depreciation expense for the three months ended December 31, 2022 and 2021, was $7,199 and $0, respectively. During the three months ended December 31, 2022 and 2021, we purchased vehicles of $67,039 and $0, respectively.

Note 4 – Website Development

The following table summarizes the components of our website development as of the dates presented:

	December 31,	September 30,
	2022	2022
Website development costs	$16,331	$—
Accumulated depreciation	(454)	—
Website, net	$15,877	$—

Amortization expense for the three months ended December 31, 2022 and 2021, was $454 and $0, respectively. During the three months ended December 31, 2022 and 2021, we incurred website development costs of $16,331 and $0, respectively.

Note 5 – Equity

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

During the year ended September 30, 2021, the Company issued 300,000 shares of DIA common stock which was automatically converted into 300,000 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The shares were issued to a consulting firm pursuant to one year consulting agreement and valued at $692,308. Stock-based compensation expense related to this issuance for the three months ended December 31, 2022 and 2021 was $0 and $173,077, respectively, and was included in general and administrative expense.

As of December 31, 2022 and 2021, the Company had 0 and 2,300,000 shares of Series A Preferred stock outstanding, respectively.

Common Stock

During the three months ended December 31, 2022, the Company issued.

●	1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000 (see Note 6).

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

During the three months ended December 31, 2021, no common stock was issued.

As of December 31, 2022 and 2021, the Company had 106,551,722 and 0 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of December 31, 2022 and 2021, the Company had 15,100 and 0 shares of treasury stock valued at $18,126 and $0, respectively.

Warrants

In November 2022, in conjunction with a private offering and the issuance of secured promissory notes of $200,000, the Company issued 100,000 warrants for $0.30 per share. The transaction led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options, therefore the warrants qualified for derivative accounting and were assigned a value of $3,555 which was recorded as a derivative liability and debt discount. The warrants expire in November 2027.

All warrants issued were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement (see Note 8).

A summary of warrant activity during the three months ended December 31, 2022, is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2022	1,125,000	$0.30	4.44
Issuance	100,000	$0.30	5.00
Exercised	—	$—	—
Expired	—	$—	—
Balance as of December 31, 2022	1,225,000	$0.30	4.24

The intrinsic value of the warrants as of December 31, 2022, is $0. All of the outstanding warrants are exercisable as of December 31, 2022.

Note 6 – Note Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the three months ended December 31, 2022 and 2021, the Company recorded interest expense of $1,074 and $1,114, respectively, on the SBA Loan and as of December 31, 2022 and September 30, 2022, the accrued interest on the SBA Loan was $9,259 and $8,175, respectively.

Note 7 – Convertible Notes Payable

AJB Capital Investments, LLC Note

Effective February 24, 2022 and as amended October 31, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (after giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid $33,750 in certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker-dealer. After payment of the fees and costs, the net proceeds to the Company were $641,250, which will be used for working capital and other general corporate purposes.

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

Also pursuant to the SPA, the Company was to pay AJB a commitment fee of $800,000, payable in the form of 5,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which 4,000,000 shares were issued at note inception and 1,000,000 shares on the October 31, 2022 amendment. If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the Commitment Fee Shares for $800,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,000,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced to $400,000. On issuance of the note, the Company determined that the guarantee on the commitment fee was a make-whole provision and an embedded derivative within the host instrument. The guarantee was bifurcated from the host instrument and recorded as a derivative liability valued at $385,796 using a Black-Scholes option pricing model (see Note 8).

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

After recording the derivative liabilities associated with the SPA, the Company allocated the net proceeds to the 4,000,000 common shares issued and the note itself based on their relative fair market values, resulting in the common shares being assigned a value of $65,274. The allocation of the financing costs of $108,750, the derivative for the guarantee of $384,287, the derivative for the warrant of $107,283, and issuance of the 4,000,000 Commitment Fee shares of $65,274, to the debt component resulted in a $665,594 debt discount that is being amortized to interest expense over the term of the AJB Note.

On October 31, 2022, the Company amended the AJB Note to issue 1,000,000 additional Commitment Fee Shares. The Company determined, pursuant to ASC 470-50, the amendment to be a modification of the AJB Note and accounted for the Commitment Fee Shares as an additional make-whole provision and recorded a day 1 derivative liability valued at $1,509, using a Black-Scholes option pricing model (see Note 8).

During the three months ended December 31, 2022, the Company recorded interest expense of $23,000, additional debt discount of $1,509, amortization of debt discount of $794, a gain on change in fair value of derivative liability of $352,627 for the guarantee and warrants and repaid $23,542 of interest. As of December 31, 2022, the derivative liability was $450,556 and the debt discount recorded on the note was $715, resulting in a note payable balance of $749,285. As of December 31, 2022 and September 30, 2022, the Company owed unpaid interest of $1,213 and $1,755.

Secured Convertible Notes

In June 2022, the Company’s board of directors approved an offering of up to 10 Units at $50,000 per Unit in a private offering. Each Unit consists of a Secured Convertible Note with an original principal balance of $50,000 and one warrant to purchase Common Stock for every $2 invested in the offering. The warrants have an exercise price of $0.30 per share and expire five (5) years from the date of issuance. Each Secured Convertible Note bears interest at 15% per annum, matures two years after the date of issuance, and is convertible at the option of the holder into common stock at $0.20 per share. Pursuant to a security agreement between the Company and investors in the Unit offering, and the subscription agreements executed by the Company and the investors, the Secured Convertible Notes are secured by liens on four existing electric vehicles that were owned by the Company at the time of the commencement of the offering, and eight additional electric vehicles that will be purchased with the proceeds of the offering, assuming all 10 Units are sold in the offering. The Company also granted subscribers in the Unit offering piggyback registration rights with respect to any shares of common stock issuable upon conversion of the Secured Convertible Notes or upon exercise of the warrants issued in the Unit offering.

During June 2022, the Company sold a total of $250,000 worth of Units to two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000, and the issuance of 125,000 warrants. The conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. The allocation of the warrant to the debt component resulted in the Company recording a debt discount and derivative liability of $8,136. The cash issuance discount resulted in the recording of a debt discount of $20,000. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note.

During November 2022, the Company sold a total of $200,000 worth of Units to two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $200,000 for cash proceeds of $180,000, and the issuance of 100,000 warrants. The conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $19,330. The allocation of the warrant to the debt component resulted in the Company recording a debt discount and derivative liability of $3,794. The cash issuance discount resulted in the recording of a debt discount of $20,000. The total debt discount of $43,124 is being amortized to interest expense over the term of the Note.

During the three months ended December 31, 2022, the Company recorded interest expense of $13,614, and amortization of debt discount of $12,627. As of December 31, 2022 and September 30, 2022, the debt discount recorded on the notes was $97,157 and $66,660, resulting in a note payable balance of $352,842 and $183,340, respectively. As of December 31, 2022 and September 30, 2022, the Company owed accrued interest of $16,847 and $11,583, respectively.

Note 8 – Derivative Liabilities

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of December 31, 2022. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the three months ended December 31, 2022 and year ended September 30, 2022:

	Three Months Ended	Year Ended
	December 31,	September 30,
	2022	2022
Expected term	1.42 - 5.00 years	1.68 - 5.00 years
Expected average volatility	105% - 116%	109% - 117%
Expected dividend yield	-	-
Risk-free interest rate	1.73% - 4.25%	1.73% - 4.25%

The following table summarizes the changes in the derivative liabilities during the three months ended December 31, 2022:

Derivative liability balance - September 30, 2022	$115,009
Addition of new derivatives recognized as debt discounts	23,124
Loss on change in fair value of the derivative	454,655
Derivative liability balance - December 31, 2022	$592,788

Note 9 – Related Party Transactions

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

As of December 31, 2022 and September 30, 2022, the Company owed related parties $80, for this activity.

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure.

Subsequent to December 31, 2022, the Company and AJB entered into the Second Amendment to the Securities Purchase Agreement (the “Second Amended SPA”) to amend the AJB Note (see Note 7) reflecting certain additional amendments in contemplation of the Note Amendment, and the Amended and Restated Common Stock Purchase Warrant (the “Amended Warrant”), as defined below.

Under the terms of the Second Amended SPA, AJB increased the principal of the AJB Note by $85,000 and extended the maturity date to May 24, 2023. As consideration for the Amended Note and Second Amended SPA, the Company issued AJB the Amended Warrant, pursuant to which the number of shares issuable under the Amended Warrant will be increased to 2,000,000 and the exercise price redefined to be $0.05. The Amended Warrant also includes various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the Amended Warrant. In addition, the Amended Warrant also contains certain conditions in which the exercise price may be adjusted, as well as registration rights by AJB of the shares underlying the warrants.

In addition, the Company and AJB entered into a side letter agreement, pursuant to which the Company agreed that AJB shall (i) withhold an aggregate of $3,500 from the proceeds under the Amended Note to reimburse AJB for legal and due diligence expenses, and (ii) disburse the remainder of the proceeds directly to certain service providers of the Company pursuant to the Company’s instructions and as provided in the Amended Note and the Second Amended SPA, rather than directly to the Company.

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2022, compared to the three months ended December 31, 2021

Our operating results for the three months ended December 31, 2022 and 2021 are summarized as follows:

	Three Months Ended
	December 31,
	2022	2021	Change	%
Revenues	$48,083	$10,617	$37,466	353%
Cost of revenue	39,872	5,686	34,186	601%
Gross Profit	8,211	4,931	3,280	66%
Gross Profit Percentage	17%	46%

Operating expense	223,644	273,904	(50,260)	(18%)
Other (income) expense	505,575	(17,252)	522,827	n/a
Net loss	$(721,008)	$(251,721)	$(469,287)	186%

Revenues for the three months ended December 31, 2022, increased $37,466, from $10,617 for the period ending December 31, 2021, to $48,083 for the period ending December 31, 2022. This was primarily due to the somewhat greater availability of the supply of vehicles on our platform through a sublease arrangement, a derivative of the lessoning effect of the nation-wide car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic, and the gradual increase in supply of, semiconductor chips, one of the main components that run vehicle electronics.

We anticipate that, in 2023 automotive supply and demand will return to a more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended December 31, 2022 increased $34,186, from $5,686 for the period ending December 31, 2021, to $39,872 for the period ending December 31, 2022. This was primarily due to one-time fees in preparing a sublease car for rental, including telematics product and install fees, pick up and transport fees, etc. In general, each time a new vehicle is introduced on our platform, there are fees associated to the initial preparation.

Operating expenses for the three months ended December 31, 2022 decreased $50,260 as compared to the three months ended December 31, 2021. The decrease was primarily attributable to a decrease in professional fees of $72,647, however, we had increases in salaries and payroll taxes of $11,750, and other operating expenses of $10,637.

Loss from operations was $215,433 for the three months ended December 31, 2022, as compared to $268,973 for the three months ended December 31, 2021. The decrease of $53,540 was largely attributable to the change in operating expenses.

Other expenses for the three months ended December, 2022 were $505,575, as compared to a gain of $17,252 for the three months ended December 31, 2021. For 2022 we incurred a loss on change in fair value of derivative of $454,655, amortization of debt discounts on our convertible notes of $13,420, and interest expense of $37,500. For 2021, the gain was primarily attributable to the forgiveness of the Paycheck Protection (PPP) loan of $24,148 and expense for interest of $6,896.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of December 31, 2022 and September 30, 2022.

Working Capital

	December 31,	September 30,
	2022	2022	Change	%
Cash	$40,130	$127,109	$86,979	68%

Current assets	$60,787	$143,689	$(82,902)	(58%)
Current liabilities	1,629,118	1,100,139	528,979	48%
Working capital (deficiency)	$(1,568,331)	$(956,450)	$(611,881)	(64%)

As of December 31, 2022 our working capital decreased $611,881 as compared to September 30, 2022. This was primarily attributable to a reduction in cash of $86,979, reduction in current assets of $82,902, and an increase in current liabilities of $528,979 as of December 31, 2022 as compared to September 30, 2022. Our current liabilities increased primarily to a gain in derivative liabilities of $477,779 and accounts payable and accrued liabilities of $50,826.

 Cash Flow Data:

	Three Months Ended
	December 31,
	2022	2021	Change
Cash used in operating activities	$193,541	$139,908	$53,633
Cash used in investing activities	$72,872	$—	$72,872
Cash provided by financing activities	$179,434	$136,200	$43,234
Net Change in Cash for period	$(86,979)	$(3,708)	$(83,271)

Cash Flows from Operating Activities

During the three months ended December 31, 2022, we did not generate positive cash flows from operating activities. For the three months ended December 31, 2022, net cash flows used in operating activities was $193,541, consisting of a net loss of $721,008, reduced by a loss on change in derivative liability of $454,655, stock-based compensation expenses of $15,000, amortization debt discount of $13,420, depreciation and amortization of $7,653, a change in operating assets and liabilities of $36,739.

During the three months ended December 31, 2021, we did not generate positive cash flows from operating activities. For the three months end December 31, 2021, net cash flows used in operating activities was $139,908, consisting of a net loss of $251,721, reduced by an increase in stock -based compensation expenses of $173,077 and increased by gain on PPP loan of $24,148, and a change in operating assets and liabilities of $37,116.

Cash Flows from Investing Activities

During the three months ended December 31, 2022, the Company used cash for the purchased two vehicles for $67,039 and website development costs of $5,833.

The Company did not use any funds for investing activities during the three months ended December 31, 2021.

Cash Flows from Financing Activities

During the three months ended December 31, 2022, the Company generated $180,000 from the issuance of convertible notes and repaid $566 on the SBA loan..

During the three months ended December 31, 2021, the Company generated $100,000 from issuance of convertible notes and $36,200 from the SBA loan.

Going Concern

As of December 31, 2022, the Company had a net loss of $721,008, accumulated deficit of $3,101,767 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2023.

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

Revenue Recognition

 The Company’s revenue is recognized in accordance with Accounting Standards Codification(“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform, operates in the retail automotive industry. The Company assists subprime and deep subprime candidates, with little or no down payment, in purchasing the used vehicle of his/her choice by first starting in an app based, turnkey rental, through participating franchise and independent car dealers. During the three months ended December 31, 2022 and 2021, the Company derived its rental revenue from contract revenue share for rentals between participating franchise and independent car dealers and individual car rental customers (“customers”). In conjunction with the rental revenue, the Company generates revenue by providing driver and vehicle insurance through a third party, included in the rental contract with each customer.

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

The Company’s Cost of Goods sold consists of direct expenses, such as roadside assistance or telematics service fees, and credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2022. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of December 31, 2022, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of December 31, 2022 due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Stock

On October 17, 2022, the Company issued 250,000 shares of common stock valued at $15,000, for consulting services.

On October 31, 2022, the Company issued 1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000.

Except as otherwise noted, the securities in the transactions described above were issued in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference		Filed or Furnished
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date	Herewith

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				x
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				x
101	Inline XBRL Document Set for the condensed consolidated financial statements and accompanying notes in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.				x
104	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.				x

* In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DRIVEITAWAY HOLDINGS, INC.

Date: February 21, 2023	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2023	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)