Form 10-Q
period 2023-03-31
Driveitaway Holdings, Inc.
filed 2023-06-20
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Yes ☐ No ☒

As of June 19, 2023, there were 106,551,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	September 30,
	2023	2022
Assets
Current assets
Cash	$14,919	$127,109
Restricted cash	26,992	—
Accounts receivable, net	13,339	6,082
Prepaid expenses	14,470	10,498
Total current assets	69,720	143,689

Vehicles, net	200,447	149,428
Website development, net	14,516	—
Total Assets	$284,683	$293,117

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$251,412	$198,065
Accrued liabilities	95,233	29,044
Accrued interest – related parties	626	—
SBA loan	3,955	5,840
Deferred revenue	6,369	2,101
Due to related party	25,080	80
Promissory notes payable	11,923	—
Promissory notes payable - related parties	47,692	—
Convertible notes payable	821,909	750,000
Derivative liability	166,633	115,009
Total Current Liabilities	1,430,832	1,100,139

SBA Loan - noncurrent	109,097	108,860
Convertible note payable - noncurrent, net	367,854	183,340
Total Liabilities	1,907,783	1,392,339

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 106,551,722 shares issued and 106,536,622 outstanding at March 31, 2023 and 105,301,722 shares issued and 105,286,622 outstanding as of September 30, 2022, respectively	10,656	10,531
Additional paid in capital	1,305,516	1,289,132
Treasury stock, at cost - 15,100 shares at March 31, 2023 and September 30, 2022	(18,126)	(18,126)
Accumulated deficit	(2,921,146)	(2,380,759)
Total Stockholders’ Deficit	(1,623,100)	(1,099,222)
Total Liabilities and Stockholders’ Deficit	$284,683	$293,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2023	2022	2023	2022
Revenues
Insurance revenue	$14,625	$14,887	$24,621	$38,770
Rental revenue	66,948	29,799	112,100	64,297
Initial fee revenue	—	—	—	4,126
Miscellaneous Revenue	—	1,827	1,695	4,727
Vehicle owner share	(374)	(24,099)	168	(62,889)
Driver and dealer insurance cost	(14,199)	(11,385)	(23,501)	(27,385)
Total Revenues	67,000	11,029	115,083	21,646

Cost of Goods Sold	46,678	5,409	86,550	11,095
Gross Profit	20,322	5,620	28,533	10,551

Operating Expenses
Salaries and payroll taxes	75,625	119,950	157,500	190,075
Professional fees	78,753	193,320	179,183	366,397
General and administrative	20,206	17,163	39,636	29,846
Software development	15,526	13,706	28,884	29,385
Selling expense	29,900	2,549	38,451	4,889
Total Operating Expenses	220,010	346,688	443,654	620,592

Operating Loss	(199,688)	(341,068)	(415,121)	(610,041)

Other income (expenses)
Loss on contingency liability	—	(400,000)	—	(400,000)
Gain (loss) on change in fair value of derivative liability	451,459	—	(3,196)	—
Gain on PPP loan forgiveness	—	—	—	24,148
Amortization debt discount	(28,555)	(87,683)	(41,975)	(87,683)
Interest expense	(41,969)	(11,481)	(79,469)	(16,940)
Interest expense - related parties	(626)	(859)	(626)	(2,296)
Interest income	—	5	—	5
Total Other Income (Expense)	380,309	(500,018)	(125,266)	(482,766)

Income (Loss) Before Income Tax	180,621	(841,086)	(540,387)	(1,092,807)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$180,621	$(841,086)	$(540,387)	$(1,092,807)

Net Loss Per Common Share
Basic net income (loss) per common share	$0.00	$(0.12)	$(0.01)	$(0.31)
Diluted net loss per common share	$(0.00)	$(0.12)	$(0.01)	$(0.31)
Basic and diluted weighted average number of common shares outstanding	106,536,622	7,086,416	106,349,809	3,504,272

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Six Months Ended March 31, 2023

				Additional				Total
		Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2022	—	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

Common stock issued in connection with promissory note		1,000,000	100	1,409	—	—	—	1,509
Stock based compensation		250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	—	(721,008)	(721,008)
Balance - December 31, 2022	—	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(3,101,767)	(1,803,721)

Net income	—	—	—	—	—	—	180,621	180,621
Balance - March 31, 2023	—	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(2,921,146)	$(1,623,100)

For the Six Months Ended March 31, 2022

	Series A				Additional				Total
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	—	$—	$(905,394)	$(485,371)

Stock based compensation	—	—	—	—	173,077	—	—	—	173,077
Net loss	—	—	—	—	—	—	—	(251,721)	(251,721)
Balance - December 31, 2021	2,300,000	$230	—	$—	$592,870	—	$—	$(1,157,115)	$(564,015)

Stock based compensation	—	—	—	—	115,384	—	—	—	115,384
Preferred stock issued for conversion of debt- related party	52,284	5	—	—	104,560	—	—	—	104,565
Preferred stock issued for conversion of debt	129,809	13	—	—	288,446	—	—	—	288,459
Preferred stock issued for exercise of stock option - related party	112,500	11	—	—	84,363	—	—	—	84,374
Reorganization	—	—	13,716,041	1,372	147,135	(15,100)	(18,126)	—	130,381
Common stock issued in connection with promissory note	—	—	4,000,000	400	64,874	—	—	—	65,274
Net loss	—	—		—	—	—	—	(841,086)	(841,086)
Balance - March 31, 2022	2,594,593	$259	17,716,041	$1,772	$1,397,632	(15,100)	$(18,126)	$(1,998,201)	$(616,664)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	March 31,
	2023		2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(540,387)	$(1,092,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP Loan Forgiveness		—	(24,148)
Stock-based compensation		15,000	372,836
Loss on change in fair value of derivative liability		3,196	—
Amortization and depreciation		17,835	—
Loss on contingency liability		—	400,000
Amortization of debt discount		41,975	87,683
Changes in operating assets and liabilities:
Prepaid expenses		(14,470)	—
Due to related party		25,000	6,377
Accounts receivable		(7,257)	12,131
Deferred revenue		4,268	—
Accounts payable		53,347	(90,557)
Accrued liabilities		66,189	38,959
Accrued interest- related party		626	—
Net Cash used in Operating Activities		(334,678)	(289,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development		(5,833)	—
Purchase of vehicles		(67,039)	—
Acquisition of subsidiary		—	70,361
Net Cash provided by (used in) Investing Activities		(72,872)	70,361

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from promissory notes payable - related parties		50,000	—
Proceeds from convertible notes payable		261,500	766,250
Proceeds from promissory notes payable		12,500	—
Proceeds from the SBA Loan		—	36,200
Repayment of SBA Loan		(1,648)	—
Net Cash provided by Financing Activities		322,352	802,450

Net change in cash and restricted cash		(85,198)	583,285
Cash and restricted cash, beginning of period		127,109	9,774
Cash and restricted cash, end of period		$41,911	$593,059

Supplemental cash flow information
Cash paid for interest		$45,385	$—
Cash paid for taxes		$—	$—

Non-cash Investing and Financing transactions:
Preferred stock issued for conversion of debt -related party		$—	$104,564
Preferred stock issued for conversion of debt		$—	$288,458
Common stock and warrant issued in connection with promissory note	$		$344,696
Common stock in connection with promissory note		$1,509	—
Recognition of derivative liability as debt discount		$48,428	$—
Debt discount in connection with original issue discount		$23,500	$—
Prepaid expenses reclassified to website development		$10,498	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Unaudited)

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended March 31, 2023, the Company had a net loss of $540,387 and cash used in operating activities of $334,678. As of March 31, 2023, the Company had an accumulated deficit of $2,921,146. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2022, contained in the Company’s Form 10K, as filed on January 13, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of six months or less when acquired, to be cash equivalents. As of March 31, 2023, and September 30, 2022, the Company had cash of $41,911 and $127,109, which included restricted cash of $26,992 and $0, respectively and did not have any cash equivalents.

Restricted Cash

As of March 31, 2023 and September 30, 2022, the Company had $26,992 and $0 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of March 31, 2023 and September 30, 2022 are adequate, but actual write-offs could exceed the recorded allowance. As of March 31, 2023 and September 30, 2022 the balances in the allowance for doubtful accounts was $0.

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

The carrying amounts shown of the Company’s financial instruments including cash, accounts receivable, prepaid expense, accounts payable, and accrued liabilities are approximate fair value due to their short-term nature.

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

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the six months ended March 31, 2023 and 2022 of $38,451 and $4,889, respectively.

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

Note 3 – Vehicles

The following table summarizes the components of our vehicles as of the dates presented:

	March 31,	September 30,
	2023	2022
Vehicle costs	$224,903	$157,864
Accumulated depreciation	(24,456)	(8,436)
Vehicles, net	$200,447	$149,428

Depreciation expense for the six months ended March 31, 2023 and 2022, was $16,021 and $0, respectively. During the six months ended March 31, 2023 and 2022, we purchased vehicles of $67,039 and $0, respectively.

Note 4 – Website Development

The following table summarizes the components of our website development as of the dates presented:

	March 31,	September 30,
	2022	2022
Website development costs	$16,331	$—
Accumulated depreciation	(1,815)	—
Website, net	$14,516	$—

Amortization expense for the six months ended March 31, 2023, and 2022, was $1,815 and $0, respectively. During the six months ended March 31, 2023, and 2022, we incurred website development costs of $16,331 and $0, respectively.

Note 5 – Equity

Authorized

The company has authorized one billion (1,000,000,000) shares of common stock having a par value of $0.0001 per share, and ten million (10,000,000) shares of preferred stock having a par value of $0.0001 per share. All or any part of the capital stock may be issued by the Corporation from time to time and for such consideration and on such terms as may be determined and fixed by the Board of Directors, without action of the stockholders, as provided by law, unless the Board of Directors deems it advisable to obtain the advice of the stockholders.

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

As of March 31, 2023, and September 30, 2022, the Company had no shares of Series A Preferred stock outstanding.

During the six months ended March 31, 2022, the Company issued 294,593 shares of DIA common stock which was automatically converted into 294,593 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The preferred stock is reflected retroactively for all periods presented.

Common Stock

During the six months ended March 31, 2023, the Company issued:

●	1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000 (see Note 7).

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

During the six months ended March 31, 2022, the Company had the following common stock activity:

●	On February 24, 2022, the Company recognized the equity of DIA Holdings as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock, at a value of $1,720,867.

●	On February 24, 2022, the Company issued 4,000,000 shares of common stock valued at $316,324 for commitment fees in conjunction with the issuance of a promissory note of $750,000.

As of March 31, 2023, and September 30, 2022, the Company had 106,551,722 and 105,301,722 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of March 31, 2023 and September 30, 2022 the Company had 15,100 shares of treasury stock valued at $18,126.

Warrants

In November 2022, in conjunction with a private offering and the issuance of secured promissory notes of $200,000, the Company issued 100,000 warrants for $0.30 per share. The transaction led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options, therefore the warrants qualified for derivative accounting and were assigned a value of $3,794 which was recorded as a derivative liability and debt discount. The warrants expire in November 2027.

In February 2023, 1,000,000 warrants with exercise price of $0.05 were issued that expire on February 24, 2027 (4 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $21,469 which was recorded as a derivative liability and debt discount.

In March 2023, 125,000 warrants with exercise price of $0.05 were issued that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,835 which was recorded as a derivative liability and debt discount.

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

A summary of warrant activity during the six months ended March 31, 2023, is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2022	1,125,000	$0.30	4.44
Issuance	1,225,000	$0.07	4.22
Exercised	—	$—	—
Expired	—	$—	—
Balance as of March 31, 2023	2,350,000	$0.07	4.01

The intrinsic value of the warrants as of March 31, 2023, is $0. All of the outstanding warrants are exercisable as of March 31, 2023.

Note 6 – Note Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the six months ended March 31, 2023, and 2022, the Company paid principal of $1,648 and $0 and interest of $1,218 and $0, respectively. During the six months ended March 31,2023 and 2022, the Company recorded interest expense of $2,134 and $2,115 on the SBA Loan, respectively. As of March 31, 2023, and September 30, 2022, the outstanding principal of SBA Loan was $113,052 and $114,700 and accrued interest on the SBA Loan was $9,091 and $8,175, respectively.

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

Also pursuant to the SPA, the Company was to pay AJB a commitment fee of $800,000, payable in the form of 5,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) of which 4,000,000 shares were issued at note inception and 1,000,000 shares on the October 31, 2022 amendment. If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the Commitment Fee Shares for $800,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,000,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced to $400,000. On issuance of the note, the Company determined that the guarantee on the commitment fee was a make-whole provision and an embedded derivative within the host instrument. The guarantee was bifurcated from the host instrument and recorded as a derivative liability valued at $385,796 using a Black-Scholes option pricing model (see Note 8).

Pursuant to the SPA, the Company also issued to AJB common stock purchase warrants (the “warrants”) to purchase 1,000,000 shares of the Company’s common stock for $0.30 per share, which was assigned a value of $107,283 that was recorded as derivative liability. The warrants expire on February 24, 2027. The warrants also include various covenants of the Company for the benefit of the warrant holder and include a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants.

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

On October 31, 2022, the Company amended the AJB Note to issue 1,000,000 additional Commitment Fee Shares, recognizing the value of the shares and a debt discount of $1,509 (see Note 5).

On February 10, 2023, the Company entered into second amendment with AJB by increasing the original principal of note with amount of $85,000 in cash for payment to vendors, issuance 1,000,000 additional warrant (see Note 5) and extension maturity date of note to May 24, 2023. The Company determined the extension of cash and term met the conditions of a modification.

During the six months ended March 31, 2023, the Company recorded interest expense of $46,888, additional debt discount of $26,478, amortization of debt discount of $13,387, a loss on change in fair value of derivative liability of $2,791 for the guarantee and warrants and repaid $31,042 of interest. As of March 31, 2023, the derivative liability was $73,953 and the debt discount recorded on the note was $13,091, resulting in a note payable balance of $821,909. As of March 31, 2023, and September 30, 2022, the Company owed principal of $835,000 and $750,000, and owed unpaid interest of $17,601 and $1,755, respectively.

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

During the six months ended March 31, 2023, the Company recorded interest expense of $30,291, paid interest of $13,125 and amortization of debt discount of $27,637. As of March 31, 2023, and September 30, 2022, the debt discount recorded on the notes was $82,147 and $66,660, resulting in a note payable balance of $367,854 and $183,340, respectively. As of March 31, 2023, and September 30, 2022, the Company owed accrued interest of $28,749 and $11,583, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of March 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the six months ended March 31, 2023, and year ended September 30, 2022:

	Six Months Ended	Year Ended
	March 31,	September 30,
	2023	2022
Expected term	1.18 - 5.00 years	1.68 - 5.00 years
Expected average volatility	105% - 143%	109% - 117%
Expected dividend yield	—	—
Risk-free interest rate	3.60% - 4.64%	1.73% - 4.25%

The following table summarizes the changes in the derivative liabilities during the six months ended March 31, 2023:

Derivative liability balance - September 30, 2022	$115,009
Addition of new derivatives recognized as debt discounts	48,428
Loss on change in fair value of the derivative	3,196
Derivative liability balance – March 31, 2023	$166,633

Note 9 – Related Party Transactions

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

During the six months ended March 31,2023 and 2022, the Company’s related party advanced $25,000 and $0. As of March 31, 2023 and September 30, 2022, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $25,080 and $80, respectively.

In March 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). During the six months ended March 31, 2023, the Company recorded interest expense of $626 and amortization of debt discount of $761. As of March 31, 2023, the debt discount recorded on the notes was $2,308, resulting in a note payable balance of $47,692. As of March 31, 2023, the Company owed accrued interest of $626.

Note 10 – Promissory Notes Payable

In March 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). During the six months ended March 31,2023, the Company recorded interest expense of $156 and amortization of debt discount of $190. As of March 31, 2023, the debt discount recorded on the notes was $577, resulting in a note payable balance of $11,923. As of March 31, 2023, the Company owed accrued interest of $156.

Note 11 - Net Income (Loss) per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the periods. Common equivalent shares consist of convertible preferred stock and convertible notes that are computed using the if-converted method, and outstanding warrants that are computed using the treasury stock method. Antidilutive stock awards consist of convertible notes that would have been antidilutive in the application of the if-converted method.

For the six months ended March 31, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Six Months Ended
	March 31,
	2023	2022
	Shares	Shares
Series A Convertible Preferred Stock	—	88,085,681
Convertible notes	25,002,044	—
Warrants	2,350,000	2,882,793
	27,352,044	90,968,474

For the three months ended March 31, 2023, the computation of diluted net loss per share as follows:

Three Months Ended
March 31,
2023
Numerator:
Net income (loss)	$180,621
Gain on change in fair value of derivatives	(451,459)
Amortization debt discount	28,555
Net loss - diluted	$(242,283)

Denominator:
Weighted average common shares outstanding	106,536,622
Effect of dilutive shares	25,002,044
Diluted	131,538,666

Net income (loss) per common share:
Basic	$0.00
Diluted	$(0.00)

Note 12 – Subsequent Events

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

RESULTS OF OPERATIONS

For the six months ended March 31, 2023, compared to the six months ended March 31, 2022

Our operating results for the six months ended March 31, 2023, and 2022 are summarized as follows:

	Six Months Ended
	March 31,
	2023	2022	Change	%
Revenues	$115,083	$21,646	$93,437	432%
Cost of revenue	86,550	11,095	75,455	680%
Gross Profit	28,533	10,551	17,982	170%
Gross Profit Percentage	25%	49%

Operating expense	443,654	620,592	(176,938)	(29%)
Other expense	125,266	482,766	(357,500)	(74%)
Net loss	$(540,387)	$(1,092,807)	$552,420	(51%)

Revenues for the six months ended March 31, 2023, increased $93,437, from $21,646 for the period ending March 31, 2022, to $115,083 for the period ending March 31, 2023. This was primarily due to the somewhat greater availability of the supply of vehicles on our platform through a sublease arrangement, a derivative of the lessoning effect of the nation-wide car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic, and the gradual increase in supply of, semiconductor chips, one of the main components that run vehicle electronics.

We anticipate that, in 2023 automotive supply and demand will return to a more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the six months ended March 31, 2023, increased $75,455, from $11,095 for the period ending March 31, 2022, to $86,550 for the period ending March 31, 2023. This was primarily due to one-time fees in preparing a sublease car for rental, including telematics product and installation fees, pick up and transport fees, etc. In general, each time a new vehicle is introduced on our platform, there are fees associated with the initial preparation.

Operating expenses for the six months ended March 31, 2023, decreased $176,938 as compared to the six months ended March 31, 2022. The decrease was primarily attributable to a decrease in professional fees of $187,214 and salaries and payroll taxes of $32,575, however, we had an increase in selling expenses of $33,562 and other operating expenses of $9,289.

Loss from operations was $415,121 for the six months ended March 31, 2023, as compared to $610,041 for the six months ended March 31, 2022. The decrease of $194,920 was largely attributable to the change in operating expenses of $176,938 and an increase in gross profit of $17,982.

Other expenses for the six months ended March 31, 2023, were $125,266, as compared to $482,766 for the six months ended March 31, 2022. For the six months ended March 31, 2023, we incurred a loss on change in fair value of derivative of $3,196, amortization of debt discounts on our convertible notes of $41,975, interest expense of $79,469 and interest expenses -related parties of $626. For six months ended March 31, 2022, we incurred a loss on contingency liability of $400,000, amortization debt discount on our convertible notes of $87,683, interest expenses of $16,940, interest expenses -related parties of $2,296 and a gain on forgiveness of the Paycheck Protection (PPP) loan of $24,148 and interest income of $5.

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022

Our operating results for the three months ended March 31, 2023, and 2022 are summarized as follows:

	Three Months Ended
	March 31,
	2023	2022	Change	%
Revenues	$67,000	$11,029	$55,971	507%
Cost of revenue	46,678	5,409	41,269	763%
Gross Profit	20,322	5,620	14,702	262%
Gross Profit Percentage	30%	51%

Operating expense	220,010	346,688	(126,678)	(37%)
Other (income) expense	(380,309)	500,018	(880,327)	(176%)
Net income (loss)	$180,621	$(841,086)	$1,021,707	(121%)

Revenues for the three months ended March 31, 2023, increased $55,971, from $11,029, for the period ending March 31, 2022, to $67,000 for the period ending March 31, 2023. This was primarily due to the somewhat greater availability of the supply of vehicles on our platform through a sublease arrangement, a derivative of the lessoning effect of the nation-wide car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic, and the gradual increase in supply of, semiconductor chips, one of the main components that run vehicle electronics.

We anticipate that, in 2023 automotive supply and demand will return to a more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended March 31, 2023, increased $41,269, from $5,409 for the period ending March 31, 2022, to $46,678 for the period ending March 31, 2023. This was primarily due to one-time fees in preparing a sublease car for rental, including telematics product and installation fees, pick up and transport fees, etc. In general, each time a new vehicle is introduced on our platform, there are fees associated with the initial preparation.

Operating expenses for the three months ended March 31, 2023, decreased $126,678 as compared to the three months ended March 31, 2022. The decrease was primarily attributable to a decrease in professional fees of $114,567 and salaries and payroll taxes of $44.325, however, we had an increase in other operating expenses of $32,214.

Loss from operations was $199,688 for the three months ended March 31, 2023, as compared to $341,068 for the three months ended March 31, 2022. The decrease of $141,380 was largely attributable to the change in operating expenses of $126,678 and an increase in gross profit of $14,702.

Other income for the three months ended March 31, 2023, was $380,309, as compared to other expenses of $500,018 for the three months ended March 31, 2022. For the three months ended March 31, 2023, we incurred a gain on change in fair value of derivative of $451,459, amortization of debt discounts on our convertible notes of $28,555, interest expense of $41,969 and interest expenses - related parties of $626. For the three months ended March 31, 2022, we incurred a loss on contingency liability of $400,000, amortization debt discount on our convertible notes of $87,683, interest expenses of $11,481, interest expenses - related parties of $859 and interest income of $5.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of March 31, 2023, and September 30, 2022.

Working Capital

	March 31,	September 30,
	2023	2022	Change	%
Cash and restricted cash	$41,911	$127,109	$(85,198)	(67%)

Current assets	$69,720	$143,689	$(73,969)	(51%)
Current liabilities	1,430,832	1,100,139	330,693	30%
Working capital (deficiency)	$(1,361,112)	$(956,450)	$(404,662)	42%

As of March 31, 2023, our working capital decreased $404,662 as compared to September 30, 2022. This was primarily attributable to a reduction in cash of $85,198, reduction in current assets of $73,969, and an increase in current liabilities of $330,693 as of March 31, 2023, as compared to September 30, 2022. Our current liabilities increased as a result of derivative liabilities increasing $51,624, convertible notes payable increasing $71,909, promissory notes payable - related parties increasing $47,692, promissory notes payable increasing $11,923, due to related parties increasing $25,000, deferred revenue increasing $4,268, accounts payable and accrued liabilities increasing $119,536, and accrued interest – related parties increasing $626, all of which was offset by a decrease in the SBA loan of $1,885.

 Cash Flow Data:

	Six Months Ended
	March 31,
	2023	2022	Change
Cash used in operating activities	$(334,678)	$(289,526)	$(45,152)
Cash provided by (used in) investing activities	$(72,872)	$70,361	$(143,233)
Cash provided by financing activities	$322,352	$802,450	$(480,098)
Net Change in Cash and Restricted Cash	$(85,198)	$583,285	$(668,483)

Cash Flows from Operating Activities

During the six months ended March 31, 2023, we did not generate positive cash flows from operating activities. For the six months ended March 31, 2023, net cash flows used in operating activities was $334,678, consisting of a net loss of $540,387, reduced by a loss on change in derivative liability of $3,196, stock-based compensation expenses of $15,000, amortization debt discount of $41,975, depreciation and amortization of $17,836, a change in operating assets and liabilities of $127,703.

During the six months ended March 31, 2022, we did not generate positive cash flows from operating activities. For the six months end March 31, 2022, net cash flows used in operating activities was $289,526, consisting of a net loss of $1,092,807, reduced by an increase in stock - based compensation expenses of $372,836, loss on contingency liability of $400,000, amortization of debt discount of $87,683 and increased by gain on PPP loan of $24,148, and a change in operating assets and liabilities of $33,090.

Cash Flows from Investing Activities

During the six months ended March 31, 2023, the Company used cash for the purchased two vehicles for $67,039 and website development costs of $5,833.

During the six months ended March 31, 2022, the Company received $70,361 of cash for an acquisition of a subsidiary.

Cash Flows from Financing Activities

During the six months ended March 31, 2023, the Company generated $261,500 from the issuance of convertible notes, $50,000 from the issuance of promissory notes - related parties, $12,500 from issuance of promissory notes and repaid $1,648 on the SBA loan.

During the six months ended March 31, 2022, the Company generated $766,250 from issuance of convertible notes and $36,200 from the SBA loan.

Going Concern

As of March 31, 2023, the Company had a net loss of $540,387, accumulated deficit of $2,921,146 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2023.

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

Stock-Based Compensation

 The Company recognizes compensation expenses for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

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

The carrying amounts shown of the Company’s financial instruments including cash, accounts receivable, prepaid expense, accounts payable, and accrued liabilities are approximate fair value due to their short-term nature.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2023. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of March 31, 2023, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of March 31, 2023 due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

DRIVEITAWAY HOLDINGS, INC.

Date: June 20, 2023	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: June 20, 2023	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)