Form 10-Q
period 2023-06-30
Driveitaway Holdings, Inc.
filed 2023-10-30
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐ No ☒

As of October 30, 2023, there were 106,551,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2023	2022
	(Unaudited)
Assets
Current assets
Cash	$3,791	$127,109
Restricted cash	26,992	—
Accounts receivable, net	14,436	6,082
Prepaid expenses	1,804	10,498
Total current assets	47,023	143,689

Vehicles, net	192,326	149,428
Website development, net	13,159	—
Total Assets	$252,508	$293,117

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$307,170	$198,065
Accrued liabilities	157,315	29,044
Accrued interest – related parties	2,522	—
SBA loan	4,285	5,840
Deferred revenue	8,152	2,101
Due to related party	25,080	80
Notes Payable	14,359	—
Promissory notes payable	12,500	—
Promissory notes payable - related parties	50,000	—
Convertible notes payable in default	834,423	750,000
Derivative liability	118,908	115,009
Total Current Liabilities	1,534,714	1,100,139

SBA Loan - noncurrent	107,778	108,860
Convertible note payable - noncurrent, net	383,031	183,340
Notes payable - noncurrent	7,180	—
Total Liabilities	2,032,703	1,392,339

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 106,551,722 shares issued and 106,536,622 outstanding at June 30, 2023 and 105,301,722 shares issued and 105,286,622 outstanding as of September 30, 2022, respectively	10,656	10,531
Additional paid in capital	1,305,516	1,289,132
Treasury stock, at cost - 15,100 shares at June 30, 2023 and September 30, 2022	(18,126)	(18,126)
Accumulated deficit	(3,078,241)	(2,380,759)
Total Stockholders’ Deficit	(1,780,195)	(1,099,222)
Total Liabilities and Stockholders’ Deficit	$252,508	$293,117

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Insurance revenue	$9,409	$5,922	$34,030	$44,692
Rental revenue	85,643	15,711	197,743	80,008
Initial fee revenue	—	—	—	4,126
Miscellaneous Revenue	—	2,727	1,695	7,454
Vehicle owner share	(8,222)	(11,424)	(8,054)	(74,313)
Driver and dealer insurance cost	(8,825)	(5,852)	(32,326)	(33,237)
Total Revenues	78,005	7,084	193,088	28,730

Cost of Goods Sold	64,114	10,694	150,664	21,789
Gross Profit (Loss)	13,891	(3,610)	42,424	6,941

Operating Expenses
Salaries and payroll taxes	44,625	104,525	202,125	294,600
Professional fees	55,000	175,460	234,183	541,857
General and administrative	22,481	24,851	60,489	54,697
Software development	13,710	16,442	42,594	45,827
Selling expense	387	9,266	38,838	14,155
Total Operating Expenses	136,203	330,544	578,229	951,136

Operating Loss	(122,312)	(334,154)	(535,805)	(944,195)

Other Income (Expenses)
Loss on contingency liability	—	(60,000)	—	(460,000)
Gain on change in fair value of derivative liability	47,725	—	44,529	—
Gain on PPP loan forgiveness	—	—	—	24,148
Amortization debt discount	(30,576)	(228,182)	(72,551)	(315,865)
Interest expense	(50,036)	(20,030)	(131,133)	(36,970)
Interest expense - related parties	(1,896)	—	(2,522)	(2,296)
Interest income	—	7	—	12
Total Other (Expense)	(34,783)	(308,205)	(161,677)	(790,971)

Loss Before Income Tax	(157,095)	(642,359)	(697,482)	(1,735,166)
Provision for income taxes	—	—	—	—
Net Loss	$(157,095)	$(642,359)	$(697,482)	$(1,735,166)

Net Loss Per Common Share
Basic and diluted net loss per common share	$0.00	$(0.01)	$(0.01)	$(0.06)
Basic and diluted weighted average number of common shares outstanding	106,536,622	87,135,481	106,412,080	31,381,342

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

 (Unaudited)

For the Nine Months Ended June 30, 2023

				Additional				Total
		Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
		Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2022	—	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

Common stock issued in connection with promissory note		1,000,000	100	1,409	—	—	—	1,509
Stock based compensation		250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	—	(721,008)	(721,008)
Balance - December 31, 2022	—	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(3,101,767)	(1,803,721)

Net income	—	—	—	—	—	—	180,621	180,621
Balance - March 31, 2023	—	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(2,921,146)	(1,623,100)
Net loss	—	—	—	—	—	—	(157,095)	(157,095)
Balance – June 30, 2023	—	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(3,078,241)	$(1,780,195)

For the Nine Months Ended June 30, 2022

	Series A				Additional				Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	—	$—	$(905,394)	$(485,371)

Stock based compensation	—	—	—	—	173,077	—	—	—	173,077
Net loss	—	—	—	—	—	—	—	(251,721)	(251,721)
Balance - December 31, 2021	2,300,000	230	—	—	592,870	—	—	(1,157,115)	(564,015)

Stock based compensation	—	—	—	—	115,384	—	—	—	115,384
Preferred stock issued for conversion of debt- related party	52,284	5	—	—	104,560	—	—	—	104,565
Preferred stock issued for conversion of debt	129,809	13	—	—	288,446	—	—	—	288,459
Preferred stock issued for exercise of stock option - related party	112,500	11	—	—	84,363	—	—	—	84,374
Reorganization	—	—	13,716,041	1,372	1,737,621	(15,100)	(18,126)	—	1,720,867
Common stock issued in connection with promissory note	—	—	4,000,000	400	344,296	—	—	—	344,696
Net loss	—	—		—	—	—	—	(841,086)	(841,086)
Balance – March 31, 2022	2,594,593	259	17,716,041	1,772	3,267,539	(15,100)	(18,126)	(1,998,201)	1,253,244

Conversion of preferred stock to common stock	(2,594,593)	(259)	88,085,681	8,809	(8,550)	—	—	—	—
Cancellation of common shares against note receivable	—	—	(500,000)	(50)	(99,950)	—	—	—	(100,000)
Debt discount recorded for warrants issued in connection with convertible notes	—	—	—	—	7,912	—	—	—	7,912
Net loss	—	—	—	—	—	—	—	(642,359)	(642,359)
Balance - June 30, 2022	—	$—	105,301,722	$10,531	$3,166,951	(15,100)	$(18,126)	$(2,640,560)	$518,796

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(697,482)	$(1,735,166)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP Loan Forgiveness	—	(24,148)
Stock-based compensation	15,000	372,836
Gain on change in fair value of derivative liability	(44,529)	—
Amortization and depreciation	27,313	4,645
Loss on contingency liability	—	460,000
Amortization of debt discount	72,551	315,865
Changes in operating assets and liabilities:
Prepaid expenses	(1,804)	—
Due to related party	25,000	3,022
Accounts receivable	(8,354)	15,359
Deferred revenue	6,051
Accounts payable	109,105	(23,508)
Accrued liabilities	128,271	(5,420)
Accrued liabilities- related party	2,522	—
Net Cash used in Operating Activities	(366,356)	(616,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	—	70,361
Website development	(5,833)	—
Purchase of vehicles	(67,039)	(126,406)
Net Cash used in Investing Activities	(72,872)	(56,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debt	261,500	1,016,250
Proceeds from promissory debt	12,500	36,200
Proceeds from promissory debt - related parties	50,000	—
Proceeds from notes payable	35,982	—
Repayment of notes payable	(14,443)	—
Repayment of SBA Loan	(2,637)	—
Net Cash provided by Financing Activities	342,902	1,052,450

Net change in cash	(96,326)	379,890
Cash, beginning of period	127,109	9,774
Cash, end of period	$30,783	$389,664

Supplemental cash flow information
Cash paid for interest	$49,539	$19,792

Non-cash Investing and Financing transactions:
Preferred stock issued for conversion of debt -related party	$—	$104,564
Preferred stock issued for conversion of debt	$—	$288,458
Common stock and warrant issued in connection with promissory note	$—	$344,696
Common stock in connection with promissory note	$1,509	$—
Recognition of derivative liability as debt discount	$48,428	$—
Debt discount in connection with original issue discount notes	$23,500	$7,912
Conversion of preferred stock to common stock	$—	$8,809
Cancellation of common shares against note receivable	$—	$100,000
Prepaid expenses reclassified to website development	$10,498	$—

Note 1 – Organization, Description of Business and Going Concern

Nature of Organization

DriveItAway Holdings, Inc. (“DIA”, “the Company”, “we” or “us”) was formed in Delaware on March 8, 2006 as B2 Health, Inc. On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company, and concurrently changed its name to Creative Learning Corporation. On February 24, 2022, the Company acquired DriveItAway, Inc., and on March 18, 2022, disposed of BFK and its other subsidiaries involved in the learning business. On April 18, 2022, the name was changed to DriveItAway Holdings, Inc.

DIA is a national dealer focused mobility platform that enables car dealers to sell more vehicles in a seamless way through eCommerce, with its exclusive “Pay as You Go” app-based subscription program. DIA provides a comprehensive turnkey, solutions driven program with proprietary mobile technology and driver app, insurance coverages and training to get dealerships up and running quickly and profitably in emerging online sales opportunities. The company is planning to soon expand its easy and transparent consumer app ‘subscription to ownership’ platform to enable entry level consumers to drive and acquire new Electric Vehicles. For further information, please see www.driveitaway.com.

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended June 30, 2023, the Company had a net loss of $697,482 and cash used in operating activities of $366,356. As of June 30, 2023, the Company had an accumulated deficit of $3,078,241. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2022, contained in the Company’s Form 10K, as filed on January 13, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of six months or less when acquired, to be cash equivalents. As of June 30, 2023, and September 30, 2022, the Company had cash of $30,783 and $127,109, which included restricted cash of $26,992 and $0, respectively and did not have any cash equivalents.

Restricted Cash

As of June 30, 2023 and September 30, 2022, the Company had $26,992 and $0 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of June 30, 2023 and September 30, 2022 are adequate, but actual write-offs could exceed the recorded allowance. As of June 30, 2023 and September 30, 2022 the balances in the allowance for doubtful accounts was $0.

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

General Advertising Costs

General advertising costs are expensed as incurred. The Company incurred general advertising costs for the nine months ended June 30, 2023 and 2022 of $38,838 and $14,155, respectively.

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

Note 3 – Vehicles

The following table summarizes the components of our vehicles as of the dates presented:

	June 30,	September 30,
	2023	2022
Vehicle costs	$224,903	$157,864
Accumulated depreciation	(32,577)	(8,436)
Vehicles, net	$192,326	$149,428

Depreciation expense for the nine months ended June 30, 2023 and 2022, was $24,141 and $4,645, respectively. During the nine months ended June 30, 2023 and 2022, the Company purchased vehicles of $67,039 and $126,406, respectively.

Note 4 – Website Development

The following table summarizes the components of our website development as of the dates presented:

	June 30,	September 30,
	2023	2022
Website development costs	$16,331	$—
Accumulated depreciation	(3,172)	—
Website, net	$13,159	$—

Amortization expense for the nine months ended June 30, 2023, and 2022, was $3,172 and $0, respectively. During the nine months ended June 30, 2023, and 2022, we incurred website development costs of $16,331 and $0, respectively.

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

As of June 30, 2023, and September 30, 2022, the Company had no shares of Series A Preferred stock outstanding.

During the nine months ended June 30, 2022, the Company issued 294,593 shares of DIA common stock which was automatically converted into 294,593 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The preferred stock is reflected retroactively for all periods presented.

Common Stock

During the nine months ended June 30, 2023, the Company issued:

●	1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000 (see Note 7).

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

During the nine months ended June 30, 2022, the Company had the following common stock activity:

●	On February 24, 2022, the Company recognized the equity of DIA Holdings as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock, at a value of $1,720,867.

●	On February 24, 2022, the Company issued 4,000,000 shares of common stock valued at $316,324 for commitment fees in conjunction with the issuance of a promissory note of $750,000.

●	On April 20, 2022, the Company issued 88,085,681 shares of common stock as a result of the conversion of all outstanding shares of Series A Preferred Stock.

●	In May 2022, 500,000 shares were returned for cancellation, to satisfy a note receivable in the amount of $100,000.

As of June 30, 2023, and September 30, 2022, the Company had 106,551,722 and 105,301,722 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of June 30, 2023 and September 30, 2022 the Company had 15,100 shares of treasury stock valued at $18,126.

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

A summary of warrant activity during the nine months ended June 30, 2023, is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2022	1,125,000	$0.30	4.44
Issuance	1,225,000	$0.18	4.58
Exercised	—	$—	—
Expired	—	$—	—
Balance as of June 30, 2023	2,350,000	$0.18	3.76

The intrinsic value of the warrants as of June 30, 2023, is $0. All of the outstanding warrants are exercisable as of June 30, 2023.

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the nine months ended June 30, 2023, and 2022, the Company paid principal of $2,637 and $0 and interest of $1,690 and $0, respectively. During the nine months ended June 30, 2023 and 2022, the Company recorded interest expense of $3,188 and $3,187 on the SBA Loan, respectively. As of June 30, 2023, and September 30, 2022, the outstanding principal of SBA Loan was $112,063 and $114,700 and accrued interest on the SBA Loan was $9,673 and $8,175, respectively.

The following represents the future aggregate maturities of the Company’s SBA Loan as of June 30, 2023 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2023 (Remaining)	$1,978
2024	3,955
2025	3,955
2026	3,955
2027	3,955
Thereafter	94,265
Total	$112,063

Promissory Note Payable

In March 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). During the nine months ended June 30,2023, the Company recorded interest expense of $313 and amortization of debt discount of $767. As of June 30, 2023, the debt discount recorded on the notes was $767, resulting in a note payable balance of $12,500. As of June 30, 2023, the Company owed accrued interest of $630. As of June 30, 2023, the Company had defaulted on the promissory note payable with aggregate outstanding principal of $12,500 and owed unpaid interest of $630.

Note Payable

In May 2023 the Company executed a note payable with a face amount of $35,982. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $35,982 (interest is $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300. As of June 30, 2023, the Company has note payable balance of $21,539.

The following represents the future aggregate maturities as of June 30, 2023 of the Company’s $21,539 Note Payable:

Fiscal year ending September 30,	Amount
2023 (Remaining)	$8,077
2024	13,462
Total	$21,539

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

During the nine months ended June 30, 2023, the Company recorded interest expense of $72,217, additional debt discount of $26,478, amortization of debt discount of $25,902, a loss on change in fair value of derivative liability of $(272,161) for the guarantee and warrants and repaid $31,042 of interest. As of June 30, 2023, the derivative liability was $52,062 and the debt discount recorded on the note was $576, resulting in a note payable balance of $834,423. As of June 30, 2023, the Company had defaulted on the convertible notes payable with aggregate outstanding principal of $835,000 and owed unpaid interest of $42,930.

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

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000, and the issuance of 125,000 warrants. The conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. The allocation of the warrant to the debt component resulted in the Company recording a debt discount and derivative liability of $8,136. The cash issuance discount resulted in the recording of a debt discount of $20,000. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note.

During November 2022, the Company sold a total of $200,000 worth of Units to Cestone Family Foundation and Michele and Agnese Cestone Foundation, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $200,000 for cash proceeds of $180,000, and the issuance of 100,000 warrants. The conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $19,330. The allocation of the warrant to the debt component resulted in the Company recording a debt discount and derivative liability of $3,794. The cash issuance discount resulted in the recording of a debt discount of $20,000. The total debt discount of $43,124 is being amortized to interest expense over the term of the Note.

During the nine months ended June 30, 2023, the Company recorded interest expense of $47,354, paid interest of $13,125 and amortization of debt discount of $42,814. As of June 30, 2023, and September 30, 2022, the debt discount recorded on the notes was $66,970 and $66,660, resulting in a note payable balance of $383,031 and $183,340, respectively. As of June 30, 2023, and September 30, 2022, the Company owed accrued interest of $45,812 and $11,583, respectively.

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of June 30, 2023 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2023 (Remaining)	$999,128
2024	218,326
Total	$1,217,454

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of June 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the nine months ended June 30, 2023, and year ended September 30, 2022:

	Nine months ended	Year Ended
	June 30,	September 30,
	2023	2022
Expected term	0.93 - 5.00 years	1.68 - 5.00 years
Expected average volatility	105% - 159%	109% - 117%
Expected dividend yield	—	—
Risk-free interest rate	3.60% - 4.64%	1.73% - 4.25%

The following table summarizes the changes in the derivative liabilities during the nine months ended June 30, 2023:

Derivative liability balance - September 30, 2022	$115,009
Addition of new derivatives recognized as debt discounts	48,428
Gain on change in fair value of the derivative	(44,529)
Derivative liability balance – June 30, 2023	$118,908

Note 9 – Related Party Transactions

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

During the nine months ended June 30,2023 and 2022, the Company’s related party advanced $25,000 and $0. As of June 30, 2023 and September 30, 2022, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $25,080 and $80, respectively.

In March 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). During the nine months ended June 30, 2023, the Company recorded interest expense of $2,522 and amortization of debt discount of $3,068. As of June 30, 2023, the debt discount recorded on the notes was $0, resulting in a note payable balance of $50,000. As of June 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $50,000 and owed unpaid interest of $2,522.

Note 10 - Net Income (Loss) per Common Share

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

For the three and nine months ended June 30, 2023 and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	Three and Nine months ended
	June 30,
	2023	2022

Series A Convertible Preferred Stock	—	88,085,681
Convertible notes	25,002,044	—
Warrants	2,350,000	2,882,793
	27,352,044	90,968,474

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

RESULTS OF OPERATIONS

For the nine months ended June 30, 2023, compared to the nine months ended June 30, 2022

Our operating results for the nine months ended June 30, 2023, and 2022 are summarized as follows:

	Nine months ended
	June 30,
	2023	2022	Change	%
Revenues	$193,088	$28,730	$164,358	572%
Cost of revenue	150,664	21,789	128,875	590%
Gross Profit	42,424	6,941	35,483	515%
Gross Profit Percentage	22%	24%

Operating expense	578,229	951,136	(372,907)	(39%)
Other expense	161,677	790,971	(629,294)	(80%)
Net loss	$(697,482)	$(1,735,166)	$1,037,684	(60%)

Revenues for the nine months ended June 30, 2023, increased $164,358, from $28,730 for the period ending June 30, 2022, to $193,088 for the period ending June 30, 2023. This was primarily due to the somewhat greater availability of the supply of vehicles on our platform through a sublease arrangement, a derivative of the lessoning effect of the nation-wide car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic, and the gradual increase in supply of, semiconductor chips, one of the main components that run vehicle electronics.

We anticipate that, in 2024 automotive supply and demand will return to a more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the nine months ended June 30, 2023, increased $128,875, from $21,789 for the period ending June 30, 2022, to $150,664 for the period ending June 30, 2023. This was primarily due to one-time fees in preparing a sublease car for rental, including telematics product and installation fees, pick up and transport fees, etc. In general, each time a new vehicle is introduced on our platform, there are fees associated with the initial preparation.

Operating expenses for the nine months ended June 30, 2023, decreased $372,907 as compared to the nine months ended June 30, 2022. The decrease was primarily attributable to a decrease in professional fees of $307,674 and salaries and payroll taxes of $92,475, however, we had an increase in selling expenses of $24,683 and other operating expenses of $2,559.

Loss from operations was $535,805 for the nine months ended June 30, 2023, as compared to $944,195 for the nine months ended June 30, 2022. The decrease of $408,390 was largely attributable to the change in operating expenses of $372,907 and an increase in gross profit of $35,483.

Other expenses for the nine months ended June 30, 2023, were $161,677, as compared to $790,971 for the nine months ended June 30, 2022. For the nine months ended June 30, 2023, we incurred a gain on change in fair value of derivative of $44,529, amortization of debt discounts on our convertible notes of $72,551 interest expense of $131,133 and interest expenses -related parties of $2,522. For nine months ended June 30, 2022, we incurred a loss on contingency liability of $460,000, amortization debt discount on our convertible notes of $315,865, interest expenses of $36,970, interest expenses -related parties of $2,296 and a gain on forgiveness of the Paycheck Protection (PPP) loan of $24,148 and interest income of $12.

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022

Our operating results for the three months ended June 30, 2023, and 2022 are summarized as follows:

	Three Months Ended
	June 30,
	2023	2022		Change	%
Revenues	$78,005	$7,084		$70,921	1001%
Cost of revenue	64,114	10,694		53,420	497%
Gross Profit	13,891	(3,610)		17,501	(492)%
Gross Profit Percentage	18%	(51%	)

Operating expense	136,203	330,544		(194,341)	(59%)
Other (income) expense	34,783	308,205		(273,422)	(88%)
Net income (loss)	$(157,095)	$(642,359)		$485,264	(75%)

Revenues for the three months ended June 30, 2023, increased $70,921, from $7,084, for the period ending June 30, 2022, to $78,005 for the period ending June 30, 2023. This was primarily due to the somewhat greater availability of the supply of vehicles on our platform through a sublease arrangement, a derivative of the lessoning effect of the nation-wide car shortage resulting from supply chain disruptions due in part to the COVID-19 pandemic, and the gradual increase in supply of, semiconductor chips, one of the main components that run vehicle electronics.

We anticipate that, in 2023 automotive supply and demand will return to a more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended June 30, 2023, increased $53,420, from $10,694 for the period ending June 30, 2022, to $64,114 for the period ending June 30, 2023. This was primarily due to one-time fees in preparing a sublease car for rental, including telematics product and installation fees, pick up and transport fees, etc. In general, each time a new vehicle is introduced on our platform, there are fees associated with the initial preparation.

Operating expenses for the three months ended June 30, 2023, decreased $194,341 as compared to the three months ended June 30, 2022. The decrease was primarily attributable to a decrease in professional fees of $120,460, salaries and payroll taxes of $59,900, and in other operating expenses of $13,981.

Loss from operations was $122,312 for the three months ended June 30, 2023, as compared to $334,154 for the three months ended June 30, 2022. The decrease of $211,842 was largely attributable to the change in operating expenses of $194,341 and an increase in gross profit of $17,501.

Other expenses for the three months ended June 30, 2023, was $34,783 as compared to other expenses of $308,205 for the three months ended June 30, 2022. For the three months ended June 30, 2023, we incurred a gain on change in fair value of derivative of $47,725, amortization of debt discounts on our convertible notes of $30,576, interest expense of $50,036 and interest expenses - related parties of $1,896. For the three months ended June 30, 2022, we incurred a loss on contingency liability of $60,000, amortization debt discount on our convertible notes of $228,182, interest expenses of $20,030, and interest income of $7.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of June 30, 2023, and September 30, 2022.

Working Capital

	June 30,	September 30,
	2023	2022	Change	%
Cash and restricted cash	$30,783	$127,109	$(96,326)	(76%)

Current assets	$47,023	$143,689	$(96,666)	(67%)
Current liabilities	1,534,714	1,100,139	434,575	40%
Working capital (deficiency)	$(1,487,691)	$(956,450)	$(531,241)	57%

As of June 30, 2023, our working capital decreased $531,241 as compared to September 30, 2022. This was primarily attributable to a reduction in cash of $96,326, reduction in current assets of $96,666, and an increase in current liabilities of $434,575 as of June 30, 2023, as compared to September 30, 2022. Our current liabilities increased as a result of convertible notes payable increasing $84,423, promissory notes payable - related parties increasing $50,000, promissory notes payable increasing $12,500, due to related parties increasing $25,000, deferred revenue increasing $6,051, accounts payable and accrued liabilities increasing $237,376, notes payable increasing $14,539, derivative liability increasing $3,899 and accrued interest – related parties increasing $2,522, all of which was offset by a decrease in the SBA loan of $1,555.

 Cash Flow Data:

	Nine months ended
	June 30,
	2023	2022	Change
Cash used in operating activities	$(366,356)	$(616,515)	$(250,159)
Cash used in investing activities	$(72,872)	$(56,045	$(16,827)
Cash provided by financing activities	$342,902	$1,052,450	$(709,548)
Net Change in Cash and Restricted Cash	$(96,326)	$379,890	$(476,216)

Cash Flows from Operating Activities

During the nine months ended June 30, 2023, we did not generate positive cash flows from operating activities. For the nine months ended June 30, 2023, net cash flows used in operating activities was $366,356, consisting of a net loss of $697,482, increased by a gain on change in derivative liability of $44,529, and reduced by stock-based compensation expenses of $15,000, amortization debt discount of $72,551, depreciation and amortization of $27,313, a change in operating assets and liabilities of $260,791.

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

Cash Flows from Investing Activities

During the nine months ended June 30, 2023, the Company used cash for the purchased two vehicles for $67,039 and website development costs of $5,833.

During the nine months ended June 30, 2022, the Company generated cash of $70,361 from the acquisition of a subsidiary and purchased three vehicles for $126,406.

Cash Flows from Financing Activities

During the nine months ended June 30, 2023, the Company generated $261,500 from the issuance of convertible notes, $50,000 from the issuance of promissory notes - related parties, $12,500 from issuance of promissory notes, $35,982 from the issuance of notes payable, repaid $14,443 on the notes payable and repaid $2,637 on the SBA loan.

During the nine months ended June 30, 2022, the Company generated $1,016,250 from issuance convertible notes and $36,200 from SBA loan.

Going Concern

As of June 30, 2023, the Company had a net loss of $697,482, accumulated deficit of $3,078,241 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2023. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of June 30, 2023, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of June 30, 2023 due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

DRIVEITAWAY HOLDINGS, INC.

Date: October 30, 2023	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: October 30, 2023	By:	/s/ Mike Elkin
Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)

