Form 10-K
period 2023-09-30
Driveitaway Holdings, Inc.
filed 2024-03-08
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-52883

DRIVEITAWAY HOLDINGS, INC.

Delaware	20-4456503

(State or other jurisdiction of Identification Number)	(I.R.S. Employer incorporation or organization)

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2023 was $706,337 based on the closing price of $0.038 of the Company’s common stock as quoted on the OTCQB Marketplace on that date.

As of March 8, 2024, there are 106,551,722 shares of common stock of the registrant outstanding.

Documents Incorporated by Reference:

None

☐

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

You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Forward looking statements involve known and unknown risks and uncertainties that may cause our actual future results to differ materially from those projected or contemplated in the forward-looking statements.

All forward-looking statements included herein attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Form 10K or to reflect the occurrence of unanticipated events.

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

Upon closing of the Share Exchange, all of the existing members of the board of directors (the “Board”) of the Company resigned, except that Rod Whiton’s resignation will not be effective until ten days after an information statement pursuant to Rule 14f-1 is mailed to shareholders. John Possumato, and Adam Potash were appointed to the Company’s Board, provided that the appointments of Messrs. Potash and Patrizio will not be effective until ten days after an information statement pursuant to Rule 14f-1 is mailed to shareholders. Upon closing of the Share Exchange, Christopher Rego and Rod Whiton resigned as officers, and John Possumato was appointed chief executive officer and Adam Potash was appointed chief operating officer. Mike Elkin agreed to remain as chief financial officer of the Company.

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

Our Business

We have developed a consumer-facing app and Web-based platform that allows any automotive retailer the ability to provide a subscription to ownership “micro-lease” model for any consumer, regardless of credit history – easy, transparent, and risk-free for both the consumer and the retailer.

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

In general, as banks and finance organizations are tightening up credit policies, particularly for subprime and deep subprime buyers, and auto loan delinquencies are now at a seventeen year high, while vehicles have become higher in price relative to income, we see vehicle subscriptions at the same trajectory of growth today as consumer vehicle leasing was 25-30 years ago: a small percentage of “sales” now, but high growth in the years to come. We see our unique subscription to ownership model as the best subscription program for all consumers, as it offers the best of both the “walk away” ability of a turnkey monthly rental, but with the advantage of benefiting from the monthly usage payment reduction, should the driver choose to buy.

DriveItAway works with franchise and larger independent dealers (not with Buy Here/Pay Here stores), and is primarily a turnkey subscription dealer platform, although we do act as principal in many cases owning vehicles, particularly EV vehicles, always serviced and delivered by our car dealership partners. We also acquired inventory in the past year from a large under a fleet lease agreement with a large national fleet owner. This allows the company to scale rapidly in many locations, without the burden of fixed overhead or personnel expenses.

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

Today, with embedded app based technology, we can greatly reduce most of the risks, identify those problems that do occur quickly, and mitigate losses, so that we can maintain a high per-unit profit margin and still price very competitively as compared to other choices our retail customers might have, allowing for a good profit margin for ourselves and dealers that use us as a subscription/micro-lease platform. Note: most franchise dealers would like the extra profit and business deep subprime candidates represent (they have been, typically the most loyal and highest profit margin sector of vehicle buyers), particularly now when many “near prime” buyers are rapidly being reclassified as subprime, but do not want to deal with the typical problems a “Buy Here/Pay Here” operation represents, nor do they want to operate that type of “victimizing” enterprise.

First, our all in-app subscription process is not only quicker and much more transparent to our end user drivers, but it is also much easier to administer and maintain from an operational perspective. DriveItAway uses a third-party screening service to review an applicant’s identity and background, his/her driving history and insurance risk, income verification and employment, and credit tier. While we do not require any particular credit score, we do require a ratio of income to payment coverage for all renters, a clean driving history, and other criteria to mitigate risk. This automated screening process runs in the app with an API and is completed within minutes.

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

Finally, we are writing down the vehicle each month, below depreciated “book” value, so if a vehicle is returned, we are never “upside down” on market value versus book value. When a vehicle is returned, either our own vehicle or a dealer vehicle for dealers using us as a platform, we simply put it back out to another candidate, until one of our drivers purchases the vehicle.

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

Add to this the recognition and focus on the need for more “mainstream” EV buyers to achieve EV growth goals in the US, by both private and public entities, and the problem now becoming more apparent in the slower growth in EV sales as new EV inventory builds on dealer lots (now at a 120 days supply and increasing), we clearly are on the right side of a long-term trend. Indeed, all our EV subscribers have to do is run a new or used EV for the required period of time in a subscription so that it is two model years old when the selling price is written down to $25k or less, and he/she will receive a $4,000 or 30% of the sale price tax credit (in 2024 which can be signed over as cash to the selling dealer, no waiting for a tax credit to come) on his or her purchase, courtesy of Inflation Reduction Act (note: the buyer must make less than $75k a year, or $150k for couples).

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

During the past year used EV values plunged over 30% and continue to drop at a record pace, setting the stage for the DriveItAway platform to provide a turnkey profitable “safety valve” for a dealer’s used EV inventory creating income and sales. It is expected that in the coming quarters DriveItAway will also be able to leverage this dramatic drop in EV resale value by acting as principal in financing its own fleet of used EV vehicles and offering them at very affordable rates to its end user customers.

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

●	New and Used Vehicle Supply is Increasing and Vehicles are Decreasing in Value. All of the primary forecasters and OEMs have stated, clearly that the chip and parts supply shortage has ended, and it is a fact that for the first time in two years new vehicle inventories are climbing, currently at a 20 month high and building rapidly. . Commensurately, used vehicle wholesale prices have plunged over the last few quarters, and now retail used car values are continuing to fall. Many dealers now have used inventory that is “underwater” (not worth the cost value in the wholesale market), and so our platform now adds value to win both incremental new market share and sell used vehicles without a wholesale loss.

●	Vehicle Affordability is at an All Time Low, Interest Rates are Up, auto loan delinquency rates are at a 17 year high and Repossessions are Up for all Financial Credit Ratings, but Most Dramatically for Prime Vehicle Loans. The average new car now sells for over $47,000 with the average car payment above $700 a month with an average six-year term loan.. In addition to increasing retail prices and interest rates pushing more folks out of the market, banks for the first time in a long time are tightening up credit policies to reject higher credit scores for vehicle financing. Subprime loan delinquency rates are now the highest seen since 2006, and repossessions are on the rise, particularly in the prime lending segment As our business is counter cycle, in that it both helps those consumers who need to spread out the cost of a new or used vehicle, and particularly helps those who are cash or credit-challenged to drive and then buy a vehicle, all of these macroeconomic indicators are now swinging back to portend a greater need for our solution.

●	The Focus for both Vehicle Manufacturers and Government is to Promote Widespread Mainstream EV Adoption. It is clear that federal EV adoption objectives are impossible to achieve without the high volume, rapid adoption of EVs among mainstream, non-affluent vehicle buyers. Also, vehicle manufacturers cannot hope to have an adequate return on the billions of dollars invested in the development and manufacture of EV vehicles, without mainstream EV sales, in addition to the current market 98% composed of luxury and premium luxury buyers. Both public and private institutions recognize this, which is why the recent focus has been on creating stimulus programs to subsidize the price of EVs and appeal to all buyers. The DriveItAway program fits perfectly to facilitate this much larger trend, the first company of its kind to do so in this way.

●	Dealers are Coming Under Financial Pressure to Move EV Units and EVs Have Lower Profit Margins and Dramatically Fewer Service Requirements. As manufacturers introduce and hinge sales growth on EV vehicles, and consumer demand for e-commerce continues to accelerate, new car dealers are in a particularly difficult position, as profit margins will decrease rapidly, in both sales and fixed operations. Most all vehicle manufacturers, both in the US and abroad, with the advent of new EV models, are putting a new sales model in place for franchise dealers, the “agency model,” where the vehicle price and sales transaction is dictated by the manufacturer online, and the dealer receives a fixed fee for customer delivery. This eliminates the dealer’s ability to set retail prices or negotiate a purchase. Combine this with the McKinsey & Co. estimate that repair service income will drop 40-50% with EVs, as compared to ICE units (EVs have approximately 200 moving parts, as compared to 2,000 for a gas unit), and profit marge compression for dealers is imminent and a growing concern. Our program allows dealers who use our platform “two bites” at the sales apple, once when a vehicle is put into a dealer’s rental/subscription company (the first sale), and the second when that vehicle is sold used, either to the driver or another party, all the while guaranteeing service work on the vehicle for an extended period of time. By the nature of the subscription to ownership program, our dealer partners increase market share and profit margins on EVs.

●	Large Companies in the US are in the Process of Major EV Usage and Sustainability Adoption. Larger companies in the US are under increased pressure to document sustainability objectives, particularly in the replacement of ICE units to EVs, in both their fleet and employee car park. Bank of America, for instance, is giving all employees who make less than $100k a year the incentive of an extra $4,000 for buying an EV. In addition, many are subject to broader ESG audits which have a very real impact on institutional investment, etc. and are increasingly emphasizing sustainability in their purchasing decisions to positively impact their communities and the environment. As the DriveItAway program gains more visibility in transparently and efficiently accomplishing these larger companywide aligned goals, we see a much larger scalable growth in working with large corporate constituencies.

●	The Adoption of EVs Portends an Increased Focus on Vehicle Subscriptions. Consumers are shifting their lifestyles to include more subscription-based services, especially where battery-driven technology obsolescence could be a major factor. For example, most cell phones today are under a subscription, rather than a purchase or lease contract, and cable television is quickly being replaced in consumer households by subscription streaming. Some major forecasters are predicting the same for EVs as they grow in consumer adoption, that subscriptions will represent even as much as one-third of all EV “sales.” Our subscription with optional ownership technology and platform gives the consumer the best of both a subscription and the ability to convert ownership when and if desired.

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

Key levers of our growth strategy include:

●	Renew and Continue to Redevelop our Platform as a SaaS For Larger Car Dealers and Large Fleet Providers. We plan to continue to refine and improve our platform to best accommodate dealers for use with their own new and used vehicles, and as an entry-level point to grow market share both for subprime customers and potential mainstream EV buyers.

●	Develop Continued EV-Focused Pilots Acting as Principal to Service Customers Directly with Dealer Partners. We think that as the current market for all vehicles becomes more challenging, selling entry-level EVs in the volumes projected by the manufacturers will become particularly difficult, and that programs like DriveItAway will become vital to stimulate mainstream EV adoption. We plan to continue to gain experience and reputation in accommodating mainstream EV adopters directly with our own inventory, anticipating likely support from manufacturers and manufacturer-owned captive finance companies, as we make our presence known as a unique fleet buyer.

●	Continue Partnerships with Vehicle Fleet Providers for Consignment Vehicles as we Build Dealer Clients. DriveItAway currently has relationships with two subscription/rental organizations, for the consignment of lease vehicles to go into the DriveItAway program. Given the specialization and uniqueness of the DriveItAway technology and platform, there is a synergy in these fleet suppliers leasing vehicles to us for our target market, and gain from our wholesale lease payments, then their alternative to go to the significant expense of capturing our market directly. In turn, this supplies us with wholesale inventory to expand our direct market share, facilitating our growth and market presence.

●	Pilot and Expand Partnerships with Large Contract Labor Organizations and Corporates to Fulfill Both Their ESG and Employee Retention and Recruitment Goals. As we roll out our second successful pilot with a contract labor organization, we, together, intend to scale our solution with many other large corporates in strategically located regions throughout 2024. Again, with larger reach and visibility, this application and target market is large and vast, and alone presents scale to many thousands of vehicles.

●	Continue to Expand Synergistic Partnerships with Industry Providers in Insurance, Lead Generation and Telematics Infrastructure. Over the last 24 months, we have dramatically increased our partnerships with major insurance providers (with refined risk screening and launched a “bring your own insurance” model in the second quarter of 2023), potential lead generation partners (such as EV subscription services that only focus on subprime, absorbing rejected leads into our sales funnel) and telematics providers (integration with innovative new technologies for vehicle monitoring and control). These relationships will allow us to continue to refine, grow and scale our business, and provide our own innovations while improving customer experience, with a minimum of infrastructure investment. We will continue to grow these partnerships and add additional partners, to leverage and refine our model.

●	Expand Into More Regions of the US and Gain More Consumer Visibility. One of the biggest impediments to our growth, indeed, is the lack of DriveItAway as a visible alternative to our target audiences - those subprime consumers whose alternatives for transportation ownership our far worse, and, in addition to the new group of mainstream consumers who are interested in EVs but do not want to take the risk of getting into a long-term financial commitment before extensive use. As we increase our inventory and presence in more contiguous regions throughout the US, our visibility will increase. In addition, we continue to present at auto industry trade shows to gain more visibility among potential dealer and technology partners, and our CEO regularly has articles published in trade industry journals.

●	Unlock New Business Models. Our capabilities as a scalable direct-to-customer digital mobility subscription to ownership platform, with proprietary integrated technology, position us to drive the adoption of future business models. This includes our expertise in managing what we believe will become the largest centrally managed fleet of EV mainstream/credit challenged consumer vehicles, with our subscription to ownership model, which in the future will allow us to unlock future service offerings, including retail insurance, credit and funding products to our consumer customer base.

Employees

As of September 30, 2023, we have 0 employees and 7 independent contractors. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTC Pink under the symbol “DWAY”. The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2023 and 2022. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2023
First Quarter	$0.13	$0.03
Second Quarter	$0.13	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.00
Year ended September 30, 2022
First Quarter	$0.20	$0.15
Second Quarter	$0.17	$0.08
Third Quarter	$0.13	$0.08
Fourth Quarter	$0.09	$0.01

Holders

At March 8, 2024, the Company had 106,551,722 outstanding shares of common stock and 144 shareholders of record.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fourth quarter of the fiscal year ended September 30, 2023.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities during the fourth quarter of the fiscal year ended September 30, 2023.

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

RESULTS OF OPERATIONS

For the year ended September 30, 2023, compared to year ended September 30, 2022

Our operating results for the years ended September 30, 2023 and 2022 are summarized as follows:

	Years Ended
	September 30,
	2023	2022	Change $	Change %
Revenues	$307,284	$55,509	$251,775	454%
Cost of revenue	238,763	38,898	199,865	513%
Gross Profit	68,521	16,611	51,910	313%
Operating expense	830,976	1,201,767	(370,791)	(31%)
Operating loss	(762,455)	(1,185,156)	422,701	(36%)

Other Income (expense)	(167,682)	(290,209)	122,527	(42%)
Net loss	$(930,137)	$(1,475,365)	$545,228	(37%)

Revenues for the year ended September 30, 2023 was $307,284, as compared to $55,509 for the year ended September 30, 2022, an increase of $251,775 primarily due to a $151,464 increase in rental revenue.

Operating expenses for the year ended September 30, 2023 were $830,976 as compared to $1,201,767 for the year ended September 30, 2022. The decrease of $370,791 was primarily attributable to a $299,088 decrease in professional fees and a $90,475 reduction in salaries and payroll taxes.

Operating loss was $762,455 for the year ended September 30, 2023, as compared to $1,185,156 for the year ended September 30, 2022. The decrease of $422,701 was largely attributable to a decrease in professional fees, salaries, and payroll taxes and a large increase in rental revenue.

Other income (expenses) for year ended September 30, 2023 were ($167,682), as compared to ($290,209) for the year ended September 30, 2022. The increase of $122,527 was attributable to an increase in amortization debt discount of $555,282, partially offset by decreases in gain (loss) on change in fair value of derivative liability, gain on PPP loan forgiveness, and interest expense of $265,465, $24,148, and $103,549, respectively.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of September 30, 2023 and 2022.

Working Capital

	September 30,	September 30,
	2023	2022	Change $
Cash	$4,632	$127,109	$(122,477)

Current assets, net of restricted cash	$16,216	$143,689	$(127,473)
Current liabilities	1,878,080	1,094,299	783,781
Working capital (deficiency)	$(1,861,864)	$(950,610)	$(911,254)

As of September 30, 2023, and September 30, 2022, our total current assets net of restricted cash were $16,216 and $143,689 which were comprised of $4,632 and $127,109 in cash, $11,584 and $6,082 in accounts receivable and $0 and $10,498 in prepaid expenses, respectively.

As of September 30, 2023, our current liabilities were $1,861,080 which were comprised of $664,707 in accounts payable and accrued liabilities, $4,918 in accrued interest – related party, $7,233 in deferred revenue, $2,234 in customer deposits, $25,080 in due to related party, $27,437 in promissory notes payable, $12,500 in promissory notes payable in default, $50,000 in promissory notes payable – related parties, $1,082,654 in convertible notes payable, and $1,317 in derivative liability. As of September 30, 2022, our current liabilities were $1,094,299 which were comprised of $227,109 in accounts payable and accrued liabilities, $2,101 in deferred revenue, $750,000 in convertible notes payable, $115,009 in derivative liability and $80 in due to related party.

As of September 30, 2023, and September 30, 2022, our working capital deficiency was $1,861,864 and $950,610, respectively.

Cash Flow Data:

	Years ended
	September 30,
	2023	2022	Change $
Cash used in operating activities	$(445,105)	$(827,611)	$382,506
Cash provided by (used in) investing activities	$(72,872)	$(87,504)	$14,632
Cash provided by financing activities	$414,059	$1,032,450	$(618,391)
Net Change in Cash and Restricted Cash	$(103,918)	$117,335	$(221,253)

Cash Flows from Operating Activities

During the year ended September 30, 2023, the company did not generate positive cash flows from operating activities. For the year ended September 30, 2023, net cash flows used in operating activities was $445,105 consisting of a net loss of $930,137, reduced by stock-based compensation expenses of $15,000, amortization debt discount of $122,279, depreciation of $36,783, a loss on debt extinguishment of $36,313, a change in operating assets and liabilities of $444,380, and gain on change in fair value of derivative liability of $169,723.

During the year ended September 30, 2022, we did not generate positive cash flows from operating activities. For the year ended September 30, 2022, net cash flows used in operating activities was $827,611, consisting of a net loss of $1,475,365, reduced by stock-based compensation expenses of $288,461, amortization debt discount of $677,561, depreciation of $8,436, a change in operating assets and liabilities of $132,632 and increased by a gain on PPP loan forgiveness of $24,148 and a gain on change in fair value of derivative liability of $435,188.

Cash Flows from Investing Activities

During the year ended September 30, 2023, purchased two vehicles for $67,039 and developed a website for a total of $5,833.

During the year ended September 30, 2022, the Company generated cash of $70,360 from the acquisition of a subsidiary and purchased three vehicles for $157,864.

Cash Flows from Financing Activities

During the year ended September 30, 2023, the Company generated $310,000 from the issuance of convertible notes, $104,458 from the promissory notes, $50,000 from related party notes payable, and $26,460 from related party advances. These proceeds were partially offset by repayments on related party advances, promissory notes payable, and payments for debt issuance costs of $1,460, $42,011, and $33,388, respectively.

During the year ended September 30, 2022, the Company generated $1,125,000 from the issuance of convertible notes and $36,200 from an SBA loan, offset by $128,750 of debt issuance costs.

Going Concern

As of September 30, 2023, the Company had a net loss of $930,137 accumulated deficit of $3,310,896 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2024.

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

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform (“platform”), operates in the automotive rental industry. The Company assists subprime and deep subprime candidates to rent/lease vehicles on a short-term basis, generally on a weekly or, in some cases monthly, basis under a Pay-As You-Go program. Through its platform the Company will track vehicle values and reduce vehicle pricing through the customers usage payments to show drivers a vehicle purchase price should they be interested in buying the vehicle, at which time the customer would procure financing if the Company determined they wanted to sell the vehicle at the listed purchase price.

During the years ended September 30, 2023, and 2022, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

Customers book a vehicle through the Company’s platform, starting first with a rental contract with the vehicle. When the customer books the vehicle, per the terms of the individual rental agreements, the customer shall pay a stated rental rate, a stated insurance amount, an initial non-refundable fee, and, in some cases, a refundable deposit. At the end of the usage cycle, the system calculates miles driven and if the customer has driven more than the prorated, included amount, they pay extra usage/mileage fees. In instances when a customer pays late, they pay a late fee and in cases of incurring charges for tolls they pay for the toll costs incurred. Additionally, contracts may be extended (a new contract is signed) at which time the credit card on file for the customer will be charged at the beginning of the contract extension period for rental rate and insurance amount for the new extension period.

Vehicles available in the platform can be owned or leased by the Company or made available through arrangements with independent car dealerships (“dealerships”). For vehicles owned or leased by the Company, the Company’s performance obligation for rental revenue is to provide customers with a vehicle and an application to track vehicle rental arrangements. For vehicles made available through dealerships the Company’s performance obligation for rental revenue is to provide an application to track vehicle rental arrangements and to collect cash from customers and remit those amounts to dealerships net of the Company’s revenue share. The vehicle rental arrangements are over a fixed contracted period; therefore, the Company recognizes rental revenue ratably over the contract term. Costs related to rental revenue include depreciation for Company owned vehicles and monthly lease payments when the vehicles are leased from a leasing company. The amount of revenue transferred to dealerships is treated as contra-revenue because the Company acts as an agent in these transactions resulting in only the Company’s revenue share being recognized.

The Pay-As-You-Go program manages or includes insurance. Fleet insurance is sometimes provided where the Company has a fleet policy and the driver is added to it when needed. In this case, the driver pays the cost of insurance as a separate payment in the system. This payment is a type of revenue. The Company pays the insurance company providing the coverage. This is a cost of goods sold. The Company also allows for drivers to bring their own insurance. The Company works with associated insurance brokers to write a policy for the customer for that vehicle and a separate finance company that pays for the policy in full. The Company acts as trustee in collecting installments and transferring them to the finance company. Collected payments are treated as a revenue and transfers to the finance company are treated as contra-revenue because the Company acts as an agent in these transactions. Lastly, in markets where the Company cannot support this program, drivers are allowed to bring their own insurance and pay it directly themselves with no involvement of the Company. No revenue is collected or recognized in this instance. Because any insurance revenue is collected at contract inception and covers the fixed contract period the Company recognizes insurance revenue ratably over the contract term.

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of September 30, 2023 and 2022 refundable deposits were $2,234 and $0 and deferred revenue was $7,233 and $2,101, respectively.

In addition to the costs associated with rental revenue and insurance revenue, within the Cost of Goods Sold account the Company also records credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

Fair Value Measurements

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

Derivative Financial Instruments

The Company accounts for their derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” therefore any embedded conversion options and warrants accounted for as derivatives are to be recorded at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

SEPTEMBER 30, 2023 and 2022

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DriveItAway Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DriveItAway Holdings, Inc. as of September 30, 2023 and 2022, and the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of DriveItAway Holdings, Inc. as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations, has a net capital deficiency, and has not established sufficient revenue to cover its operating costs, therefore will require additional capital to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Complex Debt Transaction

During the year under audit the Company entered into multiple amendments to their convertible note with AJB Capital Investments, LLC (see Note 8) that changed the terms of the original agreement, including changes to the note principal, the commitment fee shares, and the warrants that were issued in conjunction with the borrowing. Due to the number of modifications to the financing arrangement the accounting for the transaction was challenging and required complex auditor judgment, including a detailed analysis and interpretation of accounting literature, and took a significant amount of audit effort.

In order to audit the accounting for the debt agreement, we reviewed managements analysis of the transaction and had to perform a significant amount of research and analysis to gain comfort in the accounting of the transaction. The detailed analysis performed resulted in material audit adjustments to the recorded debt discount, amortization of debt discount, loss on extinguishment of debt, and change in derivative liability, as one of the modifications required extinguishment accounting.

/s/ Mac Accounting Group & CPAs, LLP

We have served as DriveItAway Holdings Inc.'s auditor since 2019.

Midvale, Utah

March 8, 2024

DriveItAway Holdings, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2023	2022
Assets
Current assets
Cash	$4,632	$127,109
Restricted cash	18,559	—
Accounts receivable, net	11,584	6,082
Prepaid expenses	—	10,498
Total current assets	34,775	143,689

Fixed assets, net	184,228	149,428
Intangible assets, net	11,787	—
Total Assets	$230,790	$293,117

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$664,707	$227,109
Accrued interest-related parties	4,918	—
Deferred revenue	7,233	2,101
Customer deposits	2,234	—
Due to related parties	25,080	80
Promissory notes payable, net of debt discount	27,437	—
Promissory notes payable, in default	12,500	—
Promissory notes payable- related parties, in default	50,000	—
Convertible notes payable, net of debt discount	1,082,654	750,000
Derivative liability	1,317	115,009
Total Current Liabilities	1,878,080	1,094,299

SBA Loan - noncurrent	114,700	114,700
Convertible notes payable - noncurrent, net of debt discount	175,720	183,340
Promissory notes payable - noncurrent	16,649	—
Total Liabilities	2,185,149	1,392,339

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 106,551,722 shares issued and 106,536,622 outstanding at September 30, 2023 and 105,301,722 shares issued and 105,286,622 outstanding as of September 30, 2022, respectively	10,656	10,531
Additional paid in capital	1,364,007	1,289,132
Treasury stock, at cost - 15,100 shares at September 30, 2023 and September 30, 2022	(18,126)	(18,126)
Accumulated deficit	(3,310,896)	(2,380,759)
Total Stockholders’ Deficit	(1,954,359)	(1,099,222)
Total Liabilities and Stockholders’ Deficit	$230,790	$293,117

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Operations

	Year Ended
	September 30,
	2023	2022
Revenues	$307,284	$55,509
Cost of Goods Sold	238,763	38,898
Gross Profit	68,521	16,611

Operating Expenses
Salaries and payroll taxes	297,625	388,100
Professional fees	345,101	644,189
General and administrative	92,749	74,053
Software development	56,529	61,542
Advertising and marketing	38,972	33,883
Total Operating Expenses	830,976	1,201,767

Operating Loss	(762,455)	(1,185,156)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	169,723	435,188
Gain on PPP loan forgiveness	—	24,148
Loss on extinguishment of debt	(36,313)	—
Amortization debt discount	(122,279)	(677,561)
Interest expense	(173,895)	(70,346)
Interest expense - related parties	(4,918)	(2,296)
Interest income	—	12
Other income (expenses)	—	646
Total Other Income (Expense)	(167,682)	(290,209)

Loss Before Income Tax	(930,137)	(1,475,365)
Provision for income taxes	—	—
Net Income (Loss)	$(930,137)	$(1,475,365)

Net Loss Per Common Share
Basic and diluted net loss per common share	$(0.01)	$(0.03)
Basic and diluted weighted average number of common shares outstanding	106,458,571	50,013,328

DriveItAway Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit Years Ended September 30, 2023, and 2022

	Series A				Additional				Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance - September 30, 2021	2,300,000	$230	—	$—	$419,793	—	$—	$(905,394)	$(485,371)
Stock based compensation	—	—	—	—	288,461	—	—	—	288,461
Preferred stock issued for conversion of debt- related party	52,284	5			104,560				104,565
Preferred stock issued for conversion of debt	129,809	13			288,446				288,459
Preferred stock issued for exercise of stock option - related party	112,500	11			84,363				84,374
Recapitalization	—	—	13,716,041	1,372	147,135	(15,100)	(18,126)		130,381
Common stock and warrant issued in connection with promissory note	—	—	4,000,000	400	64,874	—	—	—	65,274
Conversion of preferred stock to common stock	(2,594,593)	(259)	88,085,681	8,809	(8,550)	—	—	—	—
Cancellation of common shares against note receivable	—	—	(500,000)	(50)	(99,950)	—	—	—	(100,000)
Net loss	—	—	—	—	—	—	—	(1,475,365)	(1,475,365)
Balance - September 30, 2022	—	$—	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

	Series A				Additional				Total Stockholders’
	Preferred Stock		Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance - September 30, 2022	—	$—	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)
Common stock issued in connection with promissory note	—	—	1,000,000	100	59,900	—	—	—	60,000
Stock based compensation	—	—	250,000	25	14,975	—	—	—	15,000
Net Income (Loss)	—	—	—	—	—	—	—	(930,137)	(930,137)
Balance - September 30, 2023	—	$—	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended
	Sept 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(930,137)	$(1,475,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on PPP Loan Forgiveness	—	(24,148)
Loss on debt extinguishment	36,313	—
Stock-based compensation	15,000	288,461
Loss on change in fair value of derivative liability	(169,723)	(435,188)
Amortization and depreciation	36,783	8,436
Amortization of debt discount	122,279	677,561
Changes in operating assets and liabilities:
Prepaid website development	—	(10,498)
Accounts receivable	(5,502)	15,373
Deferred revenue	5,132	2,101
Customer deposits	2,234	—
Accounts payable and accrued liabilities	437,598	123,279
Accrued liabilities- related party	4,918	2,377
Net Cash used in Operating Activities	(445,105)	(827,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of subsidiary	—	70,360
Purchase of intangible assets	(5,833)	—
Purchase of fixed assets	(67,039)	(157,864)
Net Cash used in Investing Activities	(72,872)	(87,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	26,460	—
Repayments of related party advances	(1,460)	—
Proceeds from convertible notes payable	310,000	1,125,000
Proceeds from promissory notes payable - related parties	50,000	—
Proceeds from promissory notes payable	104,458	36,200
Repayment of promissory notes payable	(42,011)	—
Debt issuance costs	(33,388)	(128,750)
Net Cash provided by Financing Activities	414,059	1,032,450

Net change in cash and restricted cash	(103,918)	117,335
Cash and restricted cash, beginning of period	127,109	9,774
Cash and restricted cash, end of period	$23,191	$127,109

Supplemental cash flow information
Cash paid for interest	$49,863	$45,203
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Preferred stock issued for conversion of debt -related party	$—	$104,564
Preferred stock issued for conversion of debt	$—	$288,458
Common stock and warrant issued in connection with promissory note	$—	$65,274
Common stock in connection with promissory note	$60,000	$—
Preferred stock issued for exercise of stock option - related party	$—	$84,375
Conversion of preferred stock to common stock	$—	$8,809
Cancellation of common shares against note receivable	$—	$100,000
Recognition of derivative liability as debt discount	$26,959	$550,197
Prepaid expenses reclassified to intangible assets	$10,498	$—
Note receivable exchanged for settlement of accrued wages	$—	$50,000

DriveItAway Holdings, Inc.

Notes to Consolidated Financial Statements September 30, 2023 and 2022

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2023, the Company had a net loss of $930,137 and cash used in operating activities of $445,105. As of September 30, 2023, the Company had an accumulated deficit of $3,310,896. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

To continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan to obtain such resources for the Company includes sales of equity instruments; traditional financing, such as loans; and obtaining capital from management and significant stockholders to sufficiently meet its minimum operating expenses. However, management cannot provide any assurance that the Company will be successful in accomplishing this plan.

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

Note 2 – Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates and assumptions made by management include allowance for doubtful accounts, allowance for deferred tax assets, and fair value of equity instruments. Actual results could differ from those estimates as the current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.

Foreign Currency Translation

Foreign currency translation is recognized in accordance with ASC 830. The Company’s functional currency is USD, therefore all amounts of revenues received from foreign accounts are translated to the Company’s functional currency (USD) upon receipt and thereby, translation gains and losses are recognized upon receipt.

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2023, and 2022, the Company had cash of $4,632 and $127,109, which included restricted cash of $18,559 and $0, respectively and did not have cash equivalents.

Restricted Cash

As of September 30, 2023 and September 30, 2022, the Company had $18,559 and $0 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees.

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of September 30, 2023, and 2022, are adequate, but actual write-offs could exceed the recorded allowance. As of September 30, 2023, and 2022, the balances in the allowance for doubtful accounts was $0.

Fixed Assets

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives, currently seven (7) years. Maintenance and repair costs are charged to expense as incurred. Major improvements, which extend the useful life of the related asset, are capitalized. Upon disposal of a fixed asset, we record a gain or loss based on the difference between the proceeds received and the net book value of the disposed asset. We remove fully depreciated assets from the cost and accumulated depreciation amounts disclosed.

Intangible Assets

Our intangible assets include website and software development costs. The costs incurred in the preliminary stages of website and software development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental and deemed by management to be significant, are capitalized and amortized on a straight-line basis over their estimated useful lives. Maintenance and enhancement costs, including those costs in the post-implementation stages, are typically expensed as incurred, unless such costs relate to substantial upgrades and enhancements to the website or software that result in added functionality, in which case the costs are capitalized and amortized on a straight-line basis over the estimated useful lives. Amortization expense related to capitalized website and software development costs is included in operating expenses in our consolidated statements of operations.

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

Leases

The Company’s operating lease portfolio for the years ended September 30, 2023 and 2022, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of September 30, 2023, the Company did not have leases that qualified as ROU assets.

Fair Value Measurements

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

The carrying amounts shown on the Company’s financial instruments including cash, accounts receivable, prepaid expense, accounts payable, and accrued liabilities approximate fair value due to their short-term nature.

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$1,317	—	—	$1,317

		Fair Value Measurements at September 30, 2022 using:
	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$115,009	—	—	$115,009

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2023, and 2022:

Derivative Financial Instruments

The Company accounts for their derivative financial instruments in accordance with ASC 815 “Derivatives and Hedging” therefore any embedded conversion options and warrants accounted for as derivatives are to be recorded at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates.

Revenue Recognition

The Company’s revenue is recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, for all periods presented. The Company, through its DriveItAway online/app-based platform (“platform”), operates in the automotive rental industry. The Company assists subprime and deep subprime candidates to rent/lease vehicles on a short-term basis, generally on a weekly or, in some cases monthly, basis under a Pay-As You-Go program. Through its platform the Company will track vehicle values and reduce vehicle pricing through the customers usage payments to show drivers a vehicle purchase price should they be interested in buying the vehicle, at which time the customer would procure financing if the Company determined they wanted to sell the vehicle at the listed purchase price.

During the years ended September 30, 2023, and 2022, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

Customers book a vehicle through the Company’s platform, starting first with a rental contract with the vehicle. When the customer books the vehicle, per the terms of the individual rental agreements, the customer shall pay a stated rental rate, a stated insurance amount, an initial non-refundable fee, and, in some cases, a refundable deposit. At the end of the usage cycle, the system calculates miles driven and if the customer has driven more than the prorated, included amount, they pay extra usage/mileage fees. In instances when a customer pays late, they pay a late fee and in cases of incurring charges for tolls they pay for the toll costs incurred. Additionally, contracts may be extended (a new contract is signed) at which time the credit card on file for the customer will be charged at the beginning of the contract extension period for rental rate and insurance amount for the new extension period.

Vehicles available in the platform can be owned or leased by the Company or made available through arrangements with independent car dealerships (“dealerships”). For vehicles owned or leased by the Company, the Company’s performance obligation for rental revenue is to provide customers with a vehicle and an application to track vehicle rental arrangements. For vehicles made available through dealerships the Company’s performance obligation for rental revenue is to provide an application to track vehicle rental arrangements and to collect cash from customers and remit those amounts to dealerships net of the Company’s revenue share. The vehicle rental arrangements are over a fixed contracted period; therefore, the Company recognizes rental revenue ratably over the contract term. Costs related to rental revenue include depreciation for Company owned vehicles and monthly lease payments when the vehicles are leased from a leasing company. The amount of revenue transferred to dealerships is treated as contra-revenue because the Company acts as an agent in these transactions resulting in only the Company’s revenue share being recognized.

The Pay-As-You-Go program manages or includes insurance. Fleet insurance is sometimes provided where the Company has a fleet policy and the driver is added to it when needed. In this case, the driver pays the cost of insurance as a separate payment in the system. This payment is a type of revenue. The Company pays the insurance company providing the coverage. This is a cost of goods sold. The Company also allows for drivers to bring their own insurance. The Company works with associated insurance brokers to write a policy for the customer for that vehicle and a separate finance company that pays for the policy in full. The Company acts as trustee in collecting installments and transferring them to the finance company. Collected payments are treated as a revenue and transfers to the finance company are treated as contra-revenue because the Company acts as an agent in these transactions. Lastly, in markets where the Company cannot support this program, drivers are allowed to bring their own insurance and pay it directly themselves with no involvement of the Company. No revenue is collected or recognized in this instance. Because any insurance revenue is collected at contract inception and covers the fixed contract period the Company recognizes insurance revenue ratably over the contract term.

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of September 30, 2023 and 2022 refundable deposits were $2,234 and $0 and deferred revenue was $7,233 and $2,101, respectively.

In addition to the costs associated with rental revenue and insurance revenue, within the Cost of Goods Sold account the Company also records credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the BlackScholes pricing model is affected by our stock value as well as assumptions regarding several complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

Advertising and marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the years ended September 30, 2023 and 2022 of $38,972 and $33,883, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the years ended September 30, 2023, and 2022, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2023	2022
Convertible notes	1,750,000	59,389,535
Warrants	2,350,000	1,125,000
	4,100,000	60,514,535

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In the period from October 2023 through March 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

Related Party Notes Payable

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

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (June 30, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 6).

During the years ended September 30, 2023 and 2022, the Company recorded related party interest expense of $4,918 and $2,296 respectively, and amortization of debt discount of $3,068 and $0 respectively. As of September 30, 2023 and 2022, the debt discount recorded on all related party notes was $0, the promissory note payable – related party balance was $50,000, and the convertible note payable – related party balance was $0. As of September 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $50,000 and owed unpaid interest of $4,918.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2023 and 2022, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $26,460 and $3,435, respectively, and the Company made repayments to related parties of $1,460 and $3,355, respectively.

As of September 30, 2023 and 2022, the Company owed related parties $25,080 and $80, respectively, for this activity.

Note 4 – Note Receivable

A note receivable of $150,000 was issued to DriveItAway Holdings, Inc. in consideration for the sale of certain subsidiaries as a part of its recapitalization (see Note 6). The note receivable was unsecured, due on April 20, 2022, and was to incur interest at 15% per annum, provided that the payor has the right to satisfy the note in full by the return of 500,000 shares of the Company’s common stock for cancellation. In May 2022, the payor under the note receivable satisfied $100,000 due under the note in full by returning 500,000 shares of the Company’s common stock for cancellation (see Note 6). During the year ended September 30, 2022 the Company offset the remaining $50,000 due under the note against accrued wages, therefore as of September 30, 2023 and September 30, 2022 the Note Receivable balance was $0.

Note 5 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	September 30,	September 30,
	2023	2022
Vehicle costs	$224,903	$157,864
Accumulated depreciation	(40,675)	(8,436)
Vehicles, net	$184,228	$149,428

During the years ended September 30, 2023 and 2022, the Company purchased passenger vehicles for $67,039 and $157,864, respectively, and recorded depreciation of $32,239 and $8,436, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	September 30,	September 30,
	2023	2022
Website development costs	$16,331	$—
Accumulated depreciation	(4,544)	—
Website, net	$11,787	$—

During the year ended September 30, 2022, the Company incurred website development costs of $10,498, which was recorded as a prepaid asset. During the year ended September 30, 2023 the Company incurred website development costs of $5,833 and reclassed the $10,498 incurred in the prior year to the intangible asset account. During the years ended September 30, 2023 and 2022 the Company recorded amortization of $4,544 and $0, respectively.

Note 6 – Equity

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

During the year ended September 30, 2021, the Company issued 300,000 shares of DIA common stock which was automatically converted into 300,000 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The shares were issued to a consulting firm pursuant to one year consulting agreement and valued at $692,308. Stock-based compensation expense related to this issuance for the years ended September 30, 2023 and 2022 was $0 and $288,461, respectively, and was included in general and administrative expense.

During the year ended September 30, 2022, the Company issued 294,593 shares of DIA common stock which were automatically converted into 294,593 shares of Series A Preferred at the closing of the Share Exchange on February 24, 2022. The preferred stock is reflected retroactively for all periods presented and included the following:

●	52,284 shares issued for conversion of debt – related party and accrued interest of $104,565.

●	129,809 shares issued for conversion of debt and accrued interest of $288,458.

●	112,500 shares issued for exercise of stock option - related party as stock-based compensation to related parties of $84,375.

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

During the year ended September 30, 2023 there were no issuances of the Series A Preferred shares.

As of September 30, 2023 and 2022, the Company had no shares of Series A Preferred stock outstanding, respectively.

Common Stock

Reorganization

On February 24, 2022, the Company recognized the equity of Driveitaway Holdings, Inc. as part of the reorganization which resulted in the Company recognizing the issuance of 13,716,041 shares of common stock and 15,100 shares of treasury stock, at a value of $130,381.

The following table summarizes the assets acquired, and liabilities assumed at the acquisition date of February 24, 2022:

Cash	$70,360
Notes receivable (Note 4)	150,000
Accounts payable and accrued liabilities	(89,979)
Net assets acquired and liabilities assumed	$130,381

On February 24, 2022, the Company issued 4,000,000 shares of common stock valued at $65,274 for commitment fees in conjunction with the issuance of a promissory note of $750,000 (see Note 8).

On April 20, 2022, the Company issued 88,085,681 shares of common stock as a result of the conversion of 2,594,593 shares of Series A Preferred Stock, as discussed in more detail above.

In May 2022, 500,000 shares were returned for cancellation to satisfy a note receivable in the amount of $100,000 (see Note 4).

On October 17, 2022, 250,000 shares of common stock, valued at $15,000 based on the fair market value of the shares on the grant date, were issued for consulting services.

On October 31, 2022, the Company issued 1,000,000 shares of common stock valued at $60,000 for commitment fees in conjunction with the amendment of a promissory note of $750,000 (see Note 8).

As of September 30, 2023, and 2022, the Company had 106,551,722 and 105,301,722 common shares issued, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of September 30, 2023, and 2022, the Company had 15,100 shares of treasury stock valued at $18,126.

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

Accordingly, as of September 30, 2023 and September 30, 2022 the Company had no options outstanding.

Warrants

On February 24, 2022, in conjunction with the issuance of a promissory note of $750,000, the Company issued 1,000,000 warrants for $0.30 per share. The transaction led to no explicit limit to the number of shares to be delivered upon future settlement of the conversion options (see Note 8), therefore the equity environment became tainted and the warrants qualified for derivative accounting and were assigned a value of $107,283 which was recorded as a derivative liability and debt discount. The warrants expire on February 24, 2027.

In June 2022, in conjunction with a private offering and the issuance of secured promissory notes of $250,000 (see Note 8), the Company issued 125,000 warrants for $0.30 per share. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability and debt discount. The warrants expire in June 2027.

In November 2022, in conjunction with a private offering and the issuance of secured promissory notes of $200,000, the Company issued 100,000 warrants for $0.30 per share. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $4,074 which was recorded as a derivative liability and debt discount. The warrants expire in November 2027.

In February 2023, in conjunction with a promissory note amendment which was recognized as debt extinguishment, 2,000,000 warrants with exercise price of $0.05 were issued that expire on February 24, 2027 (4 year), which replaced the original 1,000,000 warrants issued with an exercise price of $0.30 previously issued with the original promissory note. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $21,469 which was recorded as a derivative liability and debt discount.

In March 2023, 125,000 warrants with exercise price of $0.05 were issued that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,837 which was recorded as a derivative liability and debt discount.

All derivative liabilities recognized for the warrants issued were valued using the Black-Scholes pricing model. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement (see Note 9).

A summary of warrant activity during the years ended September 30, 2023 and 2022 is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2021	—	$—	—
Issuance	1,125,000	$0.30	—
Exercised	—	$—	—
Expired/Cancelled	—	$—	—
Balance as of September 30, 2022	1,125,000	$0.30	4.44
Issuance	2,225,000	$0.06
Exercised	—	$—
Expired/Cancelled	(1,000,000)	$0.30
Balance as of September 30, 2023	2,350,000	$0.07	3.51

The intrinsic value of the warrants as of September 30, 2023 and 2022 is $0. All of the outstanding warrants are exercisable as of September 30, 2022.

Note 7 – Notes Payable

PPP Loan

On April 28, 2020, the Company was granted a loan (the “Loan”) from First Bank of the Lake in aggregate amount of $23,750, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted March 27, 2020. The Loan, which was in the form of a Note dated May 9, 2020 was to mature on May 8, 2022 and bear interest at a rate of 1% per annum, payable monthly commencing seven months from the date of the note, unless forgiven in whole or part in accordance with the CARES Act. The Note may have been prepaid by the Borrower at any time prior to maturity with no prepayment penalties. In order to qualify for forgiveness under the CARES Act, funds from the Loan could only be used for payroll costs, cost used to continue group health care benefits, mortgage payments, rent, utilities and interest on other debt obligations incurred before February 15, 2020 (“qualifying expenses”). The Company used the entire Loan amount for qualifying expenses, therefore, in December 2021, the PPP Loan of $23,750 and accrued interest of $398 were forgiven and recognized as other income. During the year ended September 30, 2023 and 2022, the Company recorded interest expense of $0 and $59, respectively.

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the years ended September 30, 2023 and 2022, the Company recorded interest expense of $4,243 and $4,272, respectively, on the SBA Loan and as of September 30, 2023 and 2022, the accrued interest on the SBA Loan was $6,722 and $8,175, respectively. As of September, 2023 and 2022, the outstanding principal of SBA Loan was $114,700.

The following represents the future aggregate maturities of the Company’s SBA Loan as of September 30, 2023 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024	$—
2025	—
2026	571
2027	2,431
2028	2,431
Thereafter	109,267
Total	$114,700

Promissory Notes Payable, in Default

On March 1, 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on

March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $767 which was recorded as a derivative liability and debt discount (see Note 6). During the year ended September 30,2023, the Company recorded interest expense of $1,109 and amortization of debt discount of $767. As of September 30, 2023, the debt discount recorded on the note was $0, resulting in a note payable balance of $12,500 and accrued interest of $1,109. As of September 30, 2023, the Company had defaulted on the promissory note payable.

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of September 30, 2023, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

On August 15, 2023 the Company executed a second note payable with the same lender from the May 1, 2023 note, with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. As of September 30, 2023, the Company had amortized $345 of the debt discount and made repayments of $42,011, resulting in a debt discount balance of $5,861 and a principal balance of $49,947, for a net notes payable balance of $44,086.

The following represents the future aggregate maturities as of September 30, 2023 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2024	$33,297
2025	16,650
Total	$49,947

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

During the years ended September 30, 2023 and 2022, the Company recorded interest expense for the note of $0 and $4,833, respectively.

Individual Investor Notes

During the year ended September 30, 2022, DIA issued an aggregate of five convertible notes to five investors, each for $25,000. The notes bear interest at a rate of 8% per annum, mature on December 31, 2022, and are convertible into DIA’s common stock on the same basis that is described for the Convertible Note issued to Knightsgate Ventures II, LP on April 1, 2021, as described above. During the year ended September 30, 2023 and 2022, the Company recorded interest expense of $0 and $2,641 on the notes, respectively

In March 2022, the holders of all of the convertible notes issued to unrelated investors agreed to convert their notes of $125,000 and accrued interest of $2,641 into 57,441 shares of DIA’s common stock, each of which was automatically converted into one share of Series A Preferred stock in accordance with the Share Exchange Agreement (see Note 6), resulting in $0 owed to the investors as of September 30, 2022.

AJB Capital Investments, LLC Note

Effective February 24, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $750,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $675,000 (after giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid $33,750 in certain fees and due diligence costs of AJB and brokerage fees to J.H. Darbie & Co., a registered broker dealer. After payment of the fees and costs, the net proceeds to the Company were $641,250, which will be used for working capital and other general corporate purposes.

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

Pursuant to the SPA, the Company also issued to AJB common stock purchase warrants (the “warrants”) to purchase 1,000,000 shares of the Company’s common stock for $0.30 per share, which was assigned a value of $107,283 that was recorded as derivative liability (see Notes 6 and 9). The warrants expire on February 24, 2027. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants.

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

On October 31, 2022, the Company amended the AJB Note to issue 1,000,000 additional Commitment Fee Shares, recognizing the value of the shares and a debt discount of $60,000 (see Note 6).

On February 10, 2023, the Company entered into second amendment with AJB by increasing the original principal of the note by $85,000, which increased the restricted cash balance to be used for payments for professional services, replacing the original 1,000,000 warrants with an exercise price of $0.30 with 2,000,000 warrants with an exercise price of $0.05 (see Note 6), and extending the maturity date of the note to May 24, 2023. The Company determined the extension of cash and modification to other terms met the conditions of a debt extinguishment; therefore the Company recorded a loss on extinguishment of debt for the total amount of $36,313 included in other income (expenses) within the accompanying statement of operation.

On September 27, 2023, the Company entered into second amendment with AJB by increasing the original principal of the note by $25,000 which increased the restricted cash balance to be used for payments for professional services.

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

During the year ended September 30, 2023, the Company recorded interest expense of $97,849, increased debt discount by $63,500 (of which $65,259 was amortized and $7,241 was recorded as part of the loss on debt extinguishment), recorded a loss on change in fair value of derivative liability of $126,338, recorded an additional $29,072 for a loss on debt extinguishment, and repaid $31,042 of interest. As of September 30, 2023, the derivative liability was $663, the debt discount recorded on the note was $0, the note payable principal was $860,000, and the Company owed accrued interest of $68,562.

Effective February 14, 2023 the Company went into default on the AJB Note, however the lender waived all default provisions through January 24, 2024 therefore no default interest or penalties were incurred during the year ended September 30, 2023 and the AJB note was not convertible as of September 30, 2023.

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

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000 (net of an original issuance discount of $20,000), and the issuance of 125,000 warrants (see Note 6). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability (see Note 9) and debt discount. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note.

During November 2022, the Company sold a total of $200,000 worth of Units to Cestone Family Foundation and Michele and Agnese Cestone Foundation, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $200,000 for cash proceeds of $180,000 (net of an original issuance discount of $20,000), and the issuance of 100,000 warrants (see Note 6). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $19,330. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $7,254 which was recorded as a derivative liability (see Note 9) and debt discount). The total debt discount of $43,124 is being amortized to interest expense over the term of the Note.

During the year ended September 30, 2022, the Company recorded interest expense of $11,583 and amortization of debt discount of $11,967. As of September 30, 2022, the debt discount recorded on the note was $66,660, resulting in a note payable balance of $183,340. As of September 30, 2022, the Company owed accrued interest of $11,583.

During the year ended September 30, 2023, the Company recorded interest expense of $64,605, paid interest of $13,125, and recorded amortization of debt discount of $58,158. As of September 30, 2023, the debt discount recorded on the notes was $51,626 and the principal balance was $450,000, resulting in a net note payable balance of $398,374. As of September 30, 2023, the Company owed accrued interest of $63,063.

The following represents the future aggregate maturities of the Company’s Secured Convertible Notes as of September 30, 2023 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024	$250,000
2025	200,000
Total	$450,000

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of September 30, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the year ended September 30, 2023:

Expected term	0.68 - 5.01 years
Expected average volatility	111% - 372%
Expected dividend yield
Risk-free interest rate	3.93% - 5.03%

At September 30, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows (level 3):

Commitment fee guarantee issued February 24, 2022	$294
Warrants issued February 24, 2022	369
Embedded conversion feature in Note issued June 3, 2022	44
Warrants issued June 3, 2022	19
Embedded conversion feature in Note issued June 16, 2022	126
Warrants issued June 16, 2022	18
Embedded conversion feature in Note issued November 15, 2022	110
Warrants issued November 15, 2022	24
Warrants issued on February 10, 2023	274
Warrants issued on March 1, 2023	39

Derivative liability balance - September 30, 2023	$1,317

The following table summarizes the changes in the derivative liabilities during the year ended September 30, 2023:

Derivative balance - September 30, 2021	$—
Addition of new derivatives recognized as debt discounts	550,197
Gain on change in fair value of the derivative	(435,188)
Derivative liability balance - September 30, 2022	115,009
Addition of new derivatives recognized as debt discounts	26,959
Loss on debt extinguishment	29,072
Gain on change in fair value of the derivative	(169,723)
Derivative liability balance - September 30, 2023	$1,317

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 31% to the income tax amount recorded as of September 30, 2023 and 2022 are as follows:

	Years Ended
	September 30,
	2023	2022
Deferred tax assets:
Net operating loss carryover	$773,800	$570,300
Accruals	17,800	1,200
Development	14,700	—
Depreciation & amortization	(12,200)	(7,200)
Valuation allowance	(794,100)	(564,300)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2023 and 2022, due to the following:

	Years Ended
	September 30,
	2023		2022
Expected Federal Tax	$(195,300)	21.0%	$(309,800)	21.0%
State income taxes (net of federal benefit)	(73,500)	7.9%	(227,500)	15.4%
Permanent adjustments	800	(0.1)%	106,700	(7.2)%
State tax rate change	38,200	(4.1)%	—	0.0%
Other	—	0.0%	14,900	(1.0)%
Change in valuation allowance	229,800	(24.7)%	415,700	(28.2)%
Total income tax provision	$—		$—

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

As of September 30, 2023, the Company had approximately $2,677,000 of net operating loss carryforwards that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2023 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Tax returns for the years ended 2020 and forward are subject to review by the tax authorities.

Note 11 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Please note the following matters deemed to be subsequent events.

On November 28, 2023, the Company entered into a third amendment with AJB Capital Investments, LLC by increasing the original principal of note with amount of $22,222 in which the Company received $20,000 in cash (after giving effect to a 10% original issue discount) for payment to vendors.

Effective December 15, 2023, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $195,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $165,750 (after giving effect to a 15% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees. After payment of the fees and costs, the net proceeds to the Company were $150,750, which will be used for working capital and other general corporate purposes.

The maturity date of the AJB Note is June 15, 2024. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

The note is convertible into Common Stock of the Company at any time that the note is in default, provided that at no time may the note be convertible into an amount of common stock that would result in the holder having beneficial ownership of more than 4.99% of the outstanding shares of common stock, as determined in accordance with Section 13(d) under the Securities Exchange Act of 1934 (the “Exchange Act”). The conversion price equals the lowest trading price during either the 20 days trading days prior to the date of conversion or the 20 trading days prior to the date of issuance of the note (which was $0.14 per share). The conversion is subject to reduction in the following situations: (i) a 15% discount will apply anytime a conversion occurs when the company is not eligible to deliver the shares by DWAC; (ii) a 15% discount will apply whenever the shares are “chilled” for deposit into the DTC system; (iii) a 15% discount will apply if the Company’s common stock ceases to be registered under Section 12 of the Exchange Act; (iv) a 15% discount will apply if the note cannot be converted into free trading shares 181 days after its issue date; (v) in the event any other party has the right to convert debt into Common Stock at a greater discount to market than under the note, then the holder has the right to utilize such discount in determining the conversion price; or (vi) if the Company issues any shares of Common Stock for less than the conversion price in effect on the date of issuance, including any options, warrants or securities convertible into Common Stock at price less than the conversion price, then the conversion price shall be automatically reduced to the amount of consideration received by the company for such shares, except for any issuance that is an exempt issuance.

In December 2023, in conjunction with the issuance of a promissory note of $195,000, the Company issued warrants to purchase 5,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercised at any time on or after December 15, 2023 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on The holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $248,952 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $195,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

Effective February 23, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $140,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $112,000 (after giving effect to a 20% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees. After payment of the fees and costs, the net proceeds to the Company were $102,000, which will be used for working capital and other general corporate purposes.

The maturity date of the AJB Note is November 23, 2024. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

Also pursuant to the SPA, the Company was to pay AJB a commitment fee of $50,000, payable in the form of 5,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2023. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2023, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2023 due to the following identified material weaknesses:

●	Our control environment is inadequate. We have no risk assessment procedures, no formal information or communication process, and no monitoring activities in place. Additionally, we lack policies that require formal written approval for related party transactions.

●	We have not established and/or maintained adequately designed internal controls in order to prevent or detect and correct material misstatements to financial statements. We do not have controls in place to prevent individuals from manipulating financial data or entering inaccurate data into the accounting software, and there are no controls over the financial reporting close process. Additionally, we lack segregation of duties and review procedures to ensure our financial data is accurate.

●	We lack the necessary accounting resources with sufficient SEC reporting experience, US GAAP knowledge and accounting experience. We also lack the resources to properly account for complex debt and equity transactions and are unable to analyze such transactions timely or in sufficient detail.

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations Over Internal Controls

Management, including our Principal Executive Officer and Principal Financial Officer, does not expect that disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are no resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at the date of this filing are listed in the following table:

Name	Age	Title

John Possumato	63	Chief Executive Officer and Director
Adam Potash	36	Chief Operating Officer and Director
Mike Elkin	67	Chief Financial Officer

John Possumato is a noted consultant, author, and speaker in the automotive industry, and is the Founder and CEO of DIA since 2018. A serial entrepreneur and a franchise car dealership owner veteran, Possumato has over 35 years of leadership experience fostering and growing start-up companies. Also known by vehicle manufacturers, Possumato helped create the dealer focused commercial fleet programs for Ford, General Motors, and Jaguar. Possumato conceived of DriveItAway in 2017, while at Automotive Mobile Solutions LLC, a technology company he founded and led as CEO in 2012, to adapt new mobile marketing innovations to automotive retailers.

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

Adam Potash began his career in a start-up engaging in passenger transportation and has been involved in mobility-based start-ups ever since. In 2011, he founded and became CEO of Minds’ Eye Innovations, which provided ride sharing software to taxi companies to compete against Uber and Lyft. He helped to grow the company to service over 70 taxi companies processing 10,000+ orders per day. Mr. Potash later joined a ride share start-up called Leap that was assembled by former management members of Gett Taxi (3rd largest ride share company in NYC) and became the CTO helping the team bring to market a new ride share concept. In 2019, Potash became COO of DIA, helping DIA launch its “Pay As You Go” car ownership program, where he continues to lead product development and operations. He is a graduate of Villanova University.

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

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws and the provisions of the Delaware General Corporation Law. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until his or her resignation, death, or removal in accordance with our Bylaws or the Delaware General Corporation Law.

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

Communication with the Board

Our stockholders and other interested parties may send written communications directly to the Board or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to the Chief Executive Officer of the Company, P.O. Box 4502, Boise, Idaho 83711. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

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

If multiple communications are received on a similar topic, the Secretary may, in his discretion, forward only representative correspondence. Any communications that are abusive, in bad taste or present safety or security concerns may be handled differently.

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

Summary Compensation Table

	Fiscal			Stock		All Other
Name and Principal Position	Year	Salary		Compensation		Compensation		Total

John Possumato	2023		$104,000		$—		$—		$104,000
Chief Executive Officer (1)	2022		$61,000	$		$			$61,000

Adam Potash	2023		$104,000		$—		$—		$104,000
Chief Operating Officer (2)	2022		$61,000	$		$			$61,000

Mike Elkin	2023		$48,000		$—		$—		$48,000
Chief Financial Officer	2022		$48,000	$		$			$48,000

Rod K. Whiton	2023	$	N/A		$—		$—	$	N/A
President (3)	2022		$41,666		$—		$—		$41,666

Christopher Rego	2023	$	N/A		$—		$—	$	N/A
CEO (4)	2022		$60,000		$—		$—		$60,000

1)	On February 24, 2022, John Possumato was appointed Chief Executive Officer of the Company

2)	On February 24, 2022, Adam Potash was appointed Chief Operating Officer of the Company

3)	On February 24, 2022, Rod Whiton resigned as President of the Company

4)	On February 24, 2022, Christopher Rego resigned as Chief Executive Officer of the Company.

Narrative Disclosure of Compensation Policies and Practices as They Relate to Our Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2023.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension or profit-sharing plan.

Director Compensation

Our Board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses. None of our directors received any director compensation during the year ended September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of January 9, 2024, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

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

	Number of
	Commons Shares		Percent of
	of Beneficial		Class
Name and Address of Beneficial Owner (1)	Ownership		(2)

5% Beneficial Owners:	—		—

None

Named Executive Officers and Directors:
John Possumato (3)	34,590,190	(3)	32.46%
Adam Potash (4)	35,528,599	(4)	33.34%
Paul Patrizio (5) (6)	9,284,913	(5)(6)	8.71%

All Officers and Directors as a Group	79,403,702		74.52%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o DriveItAway Holdings, Inc. 3201 Market Street, Suite 200/201, Philadelphia, PA 10104.

(2)	Applicable percentages are based on 106,551,722 shares of our common stock outstanding as of January 9, 2023.

(3)	Includes 32,680,519 common shares owned by Driveitaway, LLC. John Possumato, has investing and dispositive power of shares beneficially owned by Driveitaway, LLC.

(4)	Includes 32,887,210 common shares owned by Minds Eye Innovation, Inc. Adam Potash has investing and dispositive power of shares beneficially owned by Minds Eye Innovation, Inc.

(5)	All 9,284,913 common shares are owned by AEP Holdings, LLC. Paul Patrizio has investing and dispositive power of shares beneficially owned by AEP Holdings, LLC.

(6)	Paul Patrizio resigned from the Board of Directors, effective May 31, 2023. The resignation was not a result of any disagreement with the company on any matter relating to the operations, policies, or practices.

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

During the years ended September 30, 2023, and 2022, the Company recorded interest expense for related parties of $4,918 and $2,296, respectively. As of September 30, 2023 and 2022, the Company had accrued interest owed to related parties of $4,918 and $0, respectively.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2023, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $26,460 and the Company made repayments to related parties of $1,460. As of September 30, 2023 and 2022, the Company owed related parties $25,080 and $80, respectively, for this activity.

Director Independence

Our current Board consists of John Possumato, and Adam Potash. Our common stock is currently quoted on the over-the-counter market. Since the over-the-counter market does not have its own rules for director independence, we use the definition of independence established by the NASDAQ Stock Market. Under applicable NASDAQ Stock Market rules, a director will only qualify as an “independent director” if none of the following conditions existed throughout the year (a) was employed by us, (b) received more than $120,000 in compensation from us, other than for board services, (c) had a family member who was employed as an executive officer of us, (d) was, or had a family member that was, a partner, controlling shareholder or executive officer of any organization that received payments for property or services that exceeded the greater of 5% of the recipient’s gross revenues or $200,000, (e) was, or had a family member that was, employed as an executive officer of another entity during the past three years where any of the executive officers of us serve on the compensation committee, or (f) was, or had a family member that was, a partner in our auditor at any time in the past three years. At this time, we have determined that we have no independent directors.

The Board does not currently have any committees. The Board has approved the formation of an Audit Committee, and an Audit Committee charter, but no members currently serve on the Audit Committee. The independent directors perform the functions of the Audit Committee.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by Mac Accounting Group & CPAs, LLP for the years September 30, 2023 and 2022, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year	Fiscal Year
	2023	2022

Audit Fees (1)	$82,000	$81,250
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$82,000	$81,250

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”

(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories. The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended September 30, 2023 and 2022 were reviewed and approved by our Board before the respective services were rendered.

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

DRIVEITAWAY HOLDINGS, INC.

Dated: March 8, 2024	By:	/s/ John Possumato

John Possumato, Chief Executive Officer
(Principal Executive Officer)

Dated: March 8, 2024	By:	/s/ Mike Elkin

Mike Elkin, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 8th day of March 2024 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ John Possumato	Director, Chief Executive Officer
John Possumato

/s/ Mike Elkin	Director, Chief Financial Officer
Mike Elkin

/s/Adam Potash	Director, Chief of Operating Officer
Adam Potash