Form 10-Q
period 2023-12-31
Driveitaway Holdings, Inc.
filed 2024-03-08
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Yes ☐ No ☒

As of March 8, 2024, there were 106,551,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2023	2023
	(Unaudited)
Assets
Current assets
Cash	$61,167	$4,632
Restricted cash	—	18,559
Accounts receivable, net	7,532	11,584
Total current assets	68,699	34,775

Fixed assets, net	176,129	184,228
Intangible assets, net	10,415	11,787
Total Assets	$255,243	$230,790

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$794,498	$664,707
Accrued interest – related parties	6,812	4,918
Deferred revenue	4,967	7,233
Customer deposits	1,339	2,234
Due to related parties	25,080	25,080
Promissory notes payable, net of debt discount	12,509	27,437
Promissory notes payable, in default	20,000	12,500
Promissory notes payable - related parties, in default	42,500	50,000
Convertible notes payable, net of debt discount	1,312,747	1,082,654
Derivative liability	585,546	1,317
Total Current Liabilities	2,805,998	1,878,080

SBA Loan - noncurrent	114,700	114,700
Convertible note payable - noncurrent, net of debt discount	—	175,720
Promissory notes payable - noncurrent	4,333	16,649
Total Liabilities	2,925,031	2,185,149

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 106,551,722 shares issued and 106,551,722 outstanding at December 31, 2023 and September 30, 2023, respectively	10,656	10,656
Additional paid in capital	1,364,007	1,364,007
Treasury stock, at cost - 15,100 shares at December 31, 2023 and September 30, 2023	(18,126)	(18,126)
Accumulated deficit	(4,026,325)	(3,310,896)
Total Stockholders’ Deficit	(2,669,788)	(1,954,359)
Total Liabilities and Stockholders’ Deficit	$255,243	$230,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2023	2022
Revenues	$96,503	$48,083
Cost of Goods Sold	85,679	39,872
Gross Profit (Loss)	10,824	8,211

Operating Expenses
Salaries and payroll taxes	66,625	81,875
Professional fees	107,015	100,430
General and administrative	20,314	19,430
Software development	11,880	13,358
Advertising and marketing	176	8,551
Total Operating Expenses	206,010	223,644

Operating Loss	(195,186)	(215,433)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	(335,277)	(454,655)
Amortization debt discount	(35,407)	(13,420)
Interest expense	(146,905)	(37,500)
Interest expense - related parties	(2,654)	—
Total Other Income (Expense)	(520,243)	(505,575)

Loss Before Income Tax	(715,429)	(721,008)
Provision for income taxes	—	—
Net Loss	$(715,429)	$(721,008)

Net Loss Per Common Share
Basic and diluted net loss per common share	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	106,551,722	106,119,657

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

Net loss	—	—	—	—	—	(715,429)	(715,429)
Balance - December 31, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(4,026,325)	$(2,669,788)

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance – September 30, 2022	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)
Common stock issued in connection with promissory note	1,000,000	100	1,409	—	—	—	1,509
Stock based compensation	250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	(721,008)	(721,008)
Balance – December 31, 2022	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(3,101,767)	$(1,803,721)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(715,429)	$(721,008)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	15,000
Loss on change in fair value of derivative liability	335,277	454,655
Amortization and depreciation	9,471	7,653
Amortization of debt discount	35,407	13,420
Financing Fee	98,202	—
Changes in operating assets and liabilities:
Prepaid website development	—	(10,280)
Accounts receivable	4,052	(4,294)
Deferred revenue	(2,266)	487
Customer deposits	(895)	—
Accounts payable and accrued liabilities	129,791	(1,508)
Accrued liabilities- related party	1,894	52,334
Net Cash used in Operating Activities	(104,496)	(193,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	(5,833)
Purchase of fixed assets	—	(67,039)
Net Cash used in Investing Activities	—	(72,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	217,222	200,000
Proceeds from promissory notes payable	—	—
Repayment of promissory notes payable	(28,278)	(566)
Debt issuance costs	(46,472)	(20,000)
Net Cash provided by Financing Activities	142,472	179,434

Net change in cash and restricted cash	37,976	(86,979)
Cash and restricted cash, beginning of period	23,191	127,109
Cash and restricted cash, end of period	$61,167	$40,130

Supplemental cash flow information
Cash paid for interest	$1,698	$31,667
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Common stock in connection with promissory note	$—	$1,509
Recognition of derivative liability as debt discount	$150,750	$23,124
Prepaid expenses reclassified to website development	$—	$10,498
Reclassification of Promissory notes payable - related parties to Promissory notes payable	$7,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended December 31, 2023, the Company had a net loss of $715,429 and cash used in operating activities of $104,496. As of December 31, 2023, the Company had an accumulated deficit of $4,026,325. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

    DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2023
Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2023, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2023, contained in the Company’s Form 10K, as filed on March 8, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of December 31, 2023, and September 30, 2023, the Company had cash of $61,167 and $4,632, and restricted cash of $0 and $18,559, respectively and did not have any cash equivalents.

Restricted Cash

As of December 31, 2023 and September 30, 2023, the Company had $0 and $18,559 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees.

    DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2023
Unaudited

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of December 31, 2023, and September 30, 2023 are adequate, but actual write-offs could exceed the recorded allowance. As of December 31, 2023, and September 30, 2023 the balances in the allowance for doubtful accounts was $0.

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

Leases

The Company’s operating lease portfolio for the period ended December 31, 2023 and September 30, 2023, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of December 31, 2023, the Company did not have leases that qualified as ROU assets.

F-6

    DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2023
Unaudited

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at December 31, 2023 using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$585,546	—	—	$585,546

		Fair Value Measurements at September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$1,317	—	—	$1,317

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

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

During the periods ended December 31, 2023, and 2022, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of December 31, 2023 and September 30, 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $4,967 and $7,233, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the three months ended December 31, 2023 and 2022 of $176 and $8,551, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the periods ended December 31, 2023, and December 31, 2022, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

	December 31,	December 31,
	2023	2022
Convertible notes	1,750,000	25,687,500
Warrants	7,350,000	1,225,000
	9,100,000	26,912,500

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

As of December 31, 2023 and September 30, 2023, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $25,080 for this activity.

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (June 30, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 years). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 8). During the three months ended December 31, 2023 the Company reclassified one of these promissory notes with a value of $7,500 from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As of December 31, 2023 and September 30, 2023, the amount due to related parties for Promissory notes payable was $42,500 and $50,000, respectively.

During the three months ended December 31, 2023 and 2022, the Company recorded related party interest expense of $2,654 and $0 respectively.

As of December 31, 2023 and September 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and $50,000 respectively, and owed unpaid interest of $6,812 and $4,918, respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	December 31,	September 30,
	2023	2023
Vehicle costs	$224,903	$224,903
Accumulated depreciation	(48,774)	(40,675)
Vehicles, net	$176,129	$184,228

Depreciation expense for the three months ended December 31, 2023, and December 31, 2022, was $8,099 and $7,199, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	December 31,	September 30,
	2023	2023
Website development costs	$16,331	$16,331
Accumulated depreciation	(5,916)	(4,544)
Website, net	$10,415	$11,787

Amortization expense for the three months ended December 31, 2023, and 2022, was $1,372 and $454, respectively.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

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

During the three months ended December 31, 2023 and 2022 there were no issuances of the Series A Preferred shares.

As of December 31, 2023 and September 30, 2023, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

During the three months ended December 31, 2023, no common stock was issued.

During the three months ended December 31, 2022, the Company had the following common stock activity:

●	1,000,000 shares of common stock valued at $60,000 for commitment fees in conjunction with the issuance of promissory note of $750,000.

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

As of December 31, 2023, and September 30, 2023, the Company had 106,551,722 common shares issued.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of December 31, 2023, and September 30, 2023 the Company had 15,100 shares of treasury stock valued at $18,126.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

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

In March 2023, 125,000 warrants with an exercise price of $0.05 were issued that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,837 which was recorded as a derivative liability and debt discount.

In December 2023, in conjunction with the issuance of a promissory note of $195,000, the Company issued warrants to purchase 5,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after December 15, 2023 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $248,952 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $195,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

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

A summary of warrant activity during the three months ended December 31, 2023, is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2023	2,350,000	$0.07	3.51
Issuance	5,000,000	*	*
Exercised	—	$—
Expired	—	$—
Balance as of December 31, 2023	7,350,000	$0.02

*5,000,000 warrants issued on December 15, 2023 do not have an expiration date.

The intrinsic value of the warrants as of December 31, 2023, is $234,950. All of the outstanding warrants are exercisable as of December 31, 2023.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the three months ended December 31, 2023, and 2022, the Company recorded interest expense of $1,084 and $1,074, respectively, on the SBA Loan and as of December 31, 2023, and September 30, 2023, the accrued interest on the SBA Loan was $6,166 and $6,780, respectively. As of December 31, 2023, and September 30, 2023 the outstanding principal of SBA Loan was $114,700.

The following represents the future aggregate maturities of the Company’s SBA Loan as of December 31, 2023, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024 (remaining)	$—
2025	—
2026	571
2027	2,431
2028	2,431
Thereafter	109,267
Total	$114,700

Promissory Notes Payable, in Default

On March 1, 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $767 which was recorded as a derivative liability and debt discount (see Note 8). During the three months ended December 31, 2023 and 2022, the Company recorded interest expense of $639 and $0, respectively. As of December 31, 2023, and September 30, 2023, the accrued interest on the promissory note was $1,908 and $1,269. As of December 31, 2023, and September 30, 2023 the outstanding principal of Promissory Notes Payable was $12,500. As of December 31, 2023, the Company had defaulted on the promissory note payable.

During the three months ended December 31, 2023, the Company reclassified a promissory note entered on March 1, 2023 with a value of $7,500, with interest bearing 15% per annum, maturity date 120 days from issuance (June 30, 2023) and issuance of 15,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year), from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $460 which was recorded as a derivative liability and debt discount (see Note 8). During the three months ended December 31, 2023 and 2022, the Company recorded interest expense of $384 and $0, respectively. As of December 31, 2023, and September 30, 2023, the accrued interest on the promissory note was $1,145 and $761. As of December 31, 2023, and September 30, 2023, the total outstanding principal of the promissory note payable was $7,500. As of December 31, 2023, the Company had defaulted on the promissory note payable.

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of December 31, 2023, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

    DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2023
Unaudited

On August 15, 2023 the Company executed a second note payable with the same lender from the May 1, 2023 note, with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. During the three months ended December 31, 2023, the Company amortized $1,034 of the debt discount and made repayments of $28,278. This resulted in a debt discount balance of $4,827 and a principal balance of $21,669, for a net notes payable balance of $16,842 as of December 31, 2023.

The following represents the future aggregate maturities as of December 31, 2023 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2024 (remaining)	13,002
2025	8,667
Total	$21,669

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

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

Pursuant to the SPA, the Company also issued to AJB common stock purchase warrants (the “warrants”) to purchase 1,000,000 shares of the Company’s common stock for $0.30 per share, which was assigned a value of $107,283 that was recorded as derivative liability (see Notes 5 and 9). The warrants expire on February 24, 2027. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants.

After recording the derivative liabilities associated with the SPA, the Company allocated the net proceeds to the 4,000,000 common shares issued and the note itself based on their relative fair market values, resulting in the common shares being assigned a value of $65,274 (see Note 5). The allocation of the financing costs of $108,750, the derivative for the guarantee of $384,287, the derivative for the warrant of $107,283, and issuance of the 4,000,000 Commitment Fee shares of $65,274, to the debt component resulted in a $665,594 debt discount that is being amortized to interest expense over the term of the AJB Note.

On October 31, 2022, the Company amended the AJB Note to issue 1,000,000 additional Commitment Fee Shares, recognizing the value of the shares and a debt discount of $60,000.

On February 10, 2023, the Company entered into second amendment with AJB by increasing the original principal of the note by $85,000, which increased the restricted cash balance to be used for payments for professional services, replacing the original 1,000,000 warrants with an exercise price of $0.30 with 2,000,000 warrants with an exercise price of $0.05 and extending the maturity date of the note to May 24, 2023. The Company determined the extension of cash and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt for the total amount of $36,313 included in other income (expenses) within the accompanying statement of operation.

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

The maturity date of the AJB Note is June 14, 2024. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

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

On December 15, 2023, in conjunction with the issuance of this promissory note of $195,000, the Company also issued to AJB common stock purchase warrants (the “ December 2023 warrants”) to purchase 5,000,000 shares of the Company’s common stock for a nominal exercise price of $0.00001 per share. The December 2023 warrants may be exercised at any time on or after December 15, 2023 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $248,952 which was recorded as a derivative liability, with corresponding amounts of $150,750 was allocated to debt discount and the difference between the fair value of the December 2023 warrants and the net proceeds received of $98,202 was recognized as interest expense.

During the three months ended December 31, 2022, the Company recorded interest expense of $23,000, additional debt discount of $1,509, amortization of debt discount of $794, a gain on change of derivative liability of $352,627 for the guarantee and warrants and repaid $23,542 of interest.

During the three months ended December 31, 2023, the Company recorded interest expense of $27,460, additional debt discount of $197,222, amortization of debt discount of $19,070, and a loss on change in fair value of derivative liability of $252,194 for the guarantee and warrants. As of December 31, 2023 and September 30, 2023, the derivative liability was $502,083 and $663 for the guarantee and warrants, the debt discount recorded on the note was $178,152 and $0, the note payable principal was $1,077,222 and $860,000, and the Company owed accrued interest of $96,022 and $68,562.

Effective February 14, 2023, the Company went into default on the AJB Note, however the lender waived all default provisions through January 24, 2024 therefore no default interest or penalties were incurred during the three months ended December 31, 2023 and the AJB note was not convertible as of December 31, 2023.

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

    DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2023
Unaudited

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000 (net of an original issuance discount of $20,000), and the issuance of 125,000 warrants (see Note 5). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability (see Note 8) and debt discount. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note.

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

During the three months ended December 31, 2023, the Company recorded interest expense of $17,250, paid interest of $0 and amortization of debt discount of $15,302. As of December 31, 2023, and September 30, 2023, the debt discount recorded on the notes was $36,324 and $51,626, resulting in a net note payable balance of $413,677 and $398,374, respectively. As of December 31, 2023, and September 30, 2023, the Company owed accrued interest of $80,313 and $63,063, respectively.

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of December 31, 2023 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024 (remaining)	$1,327,222
2025	200,000
Total	$1,527,222

Note 8 – Derivative Liabilities

Certain features and instruments issued as part of the Company’s debt financing arrangements qualified for derivative accounting under ASC 815, Derivatives and Hedging, as the number of common shares that are to be issued under the arrangements are indeterminate, therefore the Company’s equity environment is tainted.

ASC 815 requires that we record the fair market value of the derivative liabilities at inception and at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the three months ended December 31, 2023, and year ended September 30, 2023:

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2023

Unaudited

	Three months ended		Year Ended
	December 31,		September 30,
	2023		2023
Expected term	0.42 – 4.17 years	*	0.68 - 5.01 years
Expected average volatility	188% - 372%		111% - 372%
Expected dividend yield	—		—
Risk-free interest rate	3.60% - 4.60%		3.93% - 5.03%

*	5,000,000 warrants issued on December 15, 2023 do not have an expiration date.

As of December 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows (level 3):

Commitment fee guarantee issued February 24, 2022	$179,754
Warrants issued February 24, 2022	43,419
Embedded conversion feature in Note issued June 3, 2022	13,397
Warrants issued June 3, 2022	1,956
Embedded conversion feature in Note issued June 16, 2022	21,807
Warrants issued June 16, 2022	2,946
Embedded conversion feature in Note issued November 15, 2022	33,684
Warrants issued November 15, 2022	4,096
Warrants issued on February 10, 2023	43,959
Warrants issued on March 1, 2023	5,577
Warrants issued on December 15, 2023	234,951
Derivative liability balance - December 31, 2023	$585,546

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three months ended December 31, 2023:

Derivative liability balance - September 30, 2023	$1,317
Addition of new derivatives recognized as debt discounts	248,952
Loss on change in fair value of the derivative	335,277
Derivative liability balance - December 31, 2023	$585,546

Note 9 – Subsequent Events

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2023, compared to the three months ended December 31, 2022

Our operating results for the three months ended December 31, 2023, and 2022 are summarized as follows:

	Three months ended
	December 31,
	2023	2022	Change	%
Revenues	$96,503	$48,083	$48,420	101%
Cost of revenue	85,679	39,872	45,807	115%
Gross Profit	10,824	8,211	2,613	32%
Gross Profit Percentage	11%	17%

Operating expense	206,010	223,644	(17,634)	(8)%
Operating loss	(195,186)	(215,433)	20,247	(9)%

Other expense	520,243	505,575	(14,668)	(3)%
Net loss	$(715,429)	$(721,008)	$5,579	(1)%

Revenues for the three months ended December 31, 2023, increased $48,420 from $48,083 for the period ending December 31, 2022, to $96,503 for the period ending December 31, 2023. This was due to a $63,696 increase in rental revenue and $22,373 increase in insurance revenue, offset by an increase of $37,649 in insurance lender payback costs.

We anticipate that, in 2024 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended December 31, 2023, increased $45,807, from $39,872 for the period ending December 31, 2022, to $85,679 for the period ending December 31, 2023. This was primarily due to DIA fleet payments which increased alongside an increase in revenue.

Operating expenses for the three months ended December 31, 2023, decreased $17,634 as compared to the three months ended December 31, 2022. The decrease was primarily attributable to a decrease in salaries and payroll taxes of $15,250 and advertising and marketing expenses of $8,375, offset by an increase in professional fees of $6,585.

Loss from operations was $195,186 for the three months ended December 31, 2023, as compared to $215,433 for the three months ended December 31, 2022. The decrease of $20,247 was largely attributable to the change in operating expenses of $17,634 and an increase in gross profit of $2,613.

Other expenses for the three months ended December 31, 2023, were $520,243, as compared to $505,575 for the three months ended December 31, 2022. The increase of $14,668 is primarily attributable to increases in amortization of debt discount and interest expense of $21,987 and $112,059, respectively. The increases are partially offset by a decrease in loss on change in fair value of derivative liabilities of $119,378.

 Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of December 31, 2023, and September 30, 2023.

Working Capital

	December 31,	September 30,
	2023	2023	Change	%
Cash	$61,167	$4,632	$56,535	1220%

Current assets, net of restricted cash	$68,699	$16,216	$52,483	323%
Current liabilities	2,805,998	1,878,080	927,918	49%
Working capital (deficiency)	$(2,737,299)	$(1,861,864)	$(875,435)	(47)%

As of December 31, 2023, our working capital deficiency increased $875,435 as compared to September 30, 2023. This was primarily attributable to a $584,229 increase in derivative liabilities, a $230,093 increase in convertible notes payable, and a $129,791 increase to accounts payable and accrued liabilities.

Cash Flow Data:

	Three months ended
	December 31,
	2023	2022	Change
Cash provided by (used in) operating activities	$(104,496)	$(193,541)	$89,045
Cash provided by (used in) investing activities	$—	$(72,872)	$72,872
Cash provided by (used in) financing activities	$142,472	$179,434	$(36,962)
Net Change in Cash and Restricted Cash	$37,976	$(86,979)	$124,955

Cash Flows from Operating Activities

During the three months ended December 31, 2023, we did not generate positive cash flows from operating activities. For the three months ended December 31, 2023, net cash flows used in operating activities was $104,496, consisting of a net loss of $715,429, reduced by a loss on change in fair value of derivative liability of $335,277, amortization debt discount of $35,407, depreciation and amortization of $9,471, a financing fee of $98,202, and a change in operating assets and liabilities of 132,576.

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

Cash Flows from Investing Activities

During the three months ended December 31, 2023, the Company did not use or generate any cash from investing activities.

During the three months ended December 31, 2022, the Company used cash of $72,872 for intangible asset purchases of $5,833 and fixed asset acquisition costs of $67,039.

Cash Flows from Financing Activities

During the three months ended December 31, 2023, the Company generated $22,222 from the issuance of convertible notes, and $195,000 from the issuance of promissory notes, this was partially offset by $28,278 for repayment of promissory notes payable and payment for debt issuance costs of $46,472.

During the three months ended December 31, 2022, the Company generated $200,000 from the issuance of convertible notes, repaid $566 on their SBA loan, and paid debt issuance costs of $20,000.

Going Concern

As of December 31, 2023, the Company had a net loss of $715,429, accumulated deficit of $4,026,325 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2024.

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

During the periods ended December 31, 2023, and 2022, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of December 31, 2023 and September 30, 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $4,967 and $7,233, respectively.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of December 31, 2023 using:
	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$585,546	—	—	$585,546

		Fair Value Measurements as of September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$1,317	—	—	$1,317

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

The Black-Scholes option valuation model was used to estimate the fair value of the embedded conversion options and warrants. The model includes subjective input assumptions that can materially affect the fair value estimates. The expected volatility is estimated based on the most recent historical period of time of our common stock, equal to the weighted average life of the options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2023. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of December 31, 2023, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of December 31, 2023, due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended December 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

