Form 10-Q
period 2024-03-31
Driveitaway Holdings, Inc.
filed 2024-05-21
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

n/a

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

Yes ☐ No ☒

As of May 20, 2024, there were 111,551,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$9,215	$4,632
Restricted cash	29,622	18,559
Accounts receivable, net	10,347	11,584
Prepaid expenses	2,802	—
Total current assets	51,986	34,775

Fixed assets, net	168,163	184,228
Intangible assets, net	9,073	11,787
Total Assets	$229,222	$230,790

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$820,292	$664,707
Accrued interest – related parties	8,636	4,918
Deferred revenue	4,967	7,233
Customer deposits	1,339	2,234
Due to related parties	25,080	25,080
Promissory notes payable, net of debt discount	27,922	27,437
Promissory notes payable, in default	20,000	12,500
Promissory notes payable - related parties, in default	42,500	50,000
Convertible notes payable, net of debt discount	1,509,309	1,082,654
Derivative liability	759,687	1,317
Total Current Liabilities	3,219,732	1,878,080

SBA Loan - noncurrent	114,700	114,700
Convertible note payable - noncurrent, net of debt discount	—	175,720
Promissory notes payable - noncurrent	13,951	16,649
Total Liabilities	3,348,383	2,185,149

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 111,551,722 shares issued and 106,551,722 outstanding at March 31, 2024 and September 30, 2023, respectively	11,156	10,656
Additional paid in capital	1,390,349	1,364,007
Treasury stock, at cost - 15,100 shares at March 31, 2024 and September 30, 2023	(18,126)	(18,126)
Accumulated deficit	(4,502,540)	(3,310,896)
Total Stockholders’ Deficit	(3,119,161)	(1,954,359)
Total Liabilities and Stockholders’ Deficit	$229,222	$230,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues	$89,307	$67,000	$185,810	$115,083
Cost of Goods Sold	77,076	46,678	162,755	86,550
Gross Profit (Loss)	12,231	20,322	23,055	28,533

Operating Expenses
Salaries and payroll taxes	67,750	75,625	134,375	157,500
Professional fees	17,746	78,753	124,761	179,183
General and administrative	29,086	20,206	49,400	39,636
Software development	14,250	15,526	26,130	28,884
Advertising and marketing	1,893	29,900	2,069	38,451
Total Operating Expenses	130,725	220,010	336,735	443,654

Operating Loss	(118,494)	(199,688)	(313,680)	(415,121)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	(174,141)	451,459	(509,418)	(3,196)
Amortization debt discount	(126,644)	(28,555)	(162,051)	(41,975)
Interest expense	(55,112)	(41,969)	(202,017)	(79,469)
Interest expense - related parties	(1,824)	(626)	(4,478)	(626)
Total Other Income (Expense)	(357,721)	380,309	(877,964)	(125,266)

Loss Before Income Tax	(476,215)	180,621	(1,191,644)	(540,387)
Provision for income taxes	—	—	—	—
Net Loss	$(476,215)	$180,621	$(1,191,644)	$(540,387)

Net Loss Per Common Share
Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	108,584,689	106,536,622	107,562,651	106,349,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Three and Six Months Ended March 31, 2024

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

Net loss	—	—	—	—	—	(715,429)	(715,429)
Balance - December 31, 2023	106,551,722	10,656	1,364,007	(15,100)	(18,126)	(4,026,325)	(2,669,788)
Common stock issued in connection with promissory note	5,000,000	500	26,342	—	—	—	26,842
Net loss	—	—	—	—	—	(476,215)	(476,215)
Balance – March 31, 2024	111,551,722	$11,156	$1,390,349	(15,100)	$(18,126)	$(4,502,540)	$(3,119,161)

For the Three and Six Months Ended March 31, 2023

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2022	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

Common stock issued in connection with promissory note	1,000,000	100	1,409	—	—	—	1,509
Stock based compensation	250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	(721,008)	(721,008)
Balance - December 31, 2022	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(3,101,767)	(1,803,721)
Net income	—	—	—	—	—	180,621	180,621
Balance - March 31, 2023	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(2,921,146)	$(1,623,100)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,191,644)	$(540,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	15,000
Loss on change in fair value of derivative liability	509,418	3,196
Amortization and depreciation	18,779	17,835
Financing fee	98,202	—
Amortization of debt discount	162,051	41,975
Changes in operating assets and liabilities:
Prepaid expenses	(2,802)	(14,470)
Due to related party	—	25,000
Accounts receivable	1,237	(7,257)
Customer deposits	(895)	—
Deferred revenue	(2,266)	4,268
Accounts payable and accrued liabilities	155,585	119,536
Accrued liabilities- related party	3,718	626
Net Cash used in Operating Activities	(248,617)	(334,678)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	(5,833)
Purchase of fixed assets	—	(67,039)
Net Cash used in Investing Activities	—	(72,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	357,222	285,000
Proceeds from promissory notes payable – related parties	—	50,000
Proceeds from promissory notes payable	57,474	—
Discount on notes payable	—	12,500
Repayment of promissory notes payable	(59,988)	(1,648)
Debt issuance costs	(90,445)	(23,500)
Net Cash provided by Financing Activities	264,263	322,352

Net change in cash and restricted cash	15,646	(85,198)
Cash and restricted cash, beginning of period	23,191	127,109
Cash and restricted cash, end of period	$38,837	$41,911

Supplemental cash flow information
Cash paid for interest	$3,414	$45,385
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Common stock in connection with promissory note	$26,842	$1,509
Recognition of derivative liability as debt discount	$150,750	$48,428
Prepaid expenses reclassified to website development	$—	$10,498
Reclassification of Promissory notes payable - related parties to Promissory notes payable	$7,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended March 31, 2024, the Company had a net loss of $1,191,644 and cash used in operating activities of $248,617. As of March 31, 2024, the Company had an accumulated deficit of $4,502,540. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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
March 31, 2024
Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2023, contained in the Company’s Form 10K, as filed on March 8, 2024.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of March 31, 2024, and September 30, 2023, the Company had cash of $9,215 and $4,632, and restricted cash of $29,622 and $18,559, respectively and did not have any cash equivalents.

Restricted Cash

As of March 31, 2024, the Company had $29,622 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment to third party payees. As of September 30, 2023, the Company had $18,559 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

Unaudited

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of March 31, 2024 and September 30, 2023 are adequate, but actual write-offs could exceed the recorded allowance. As of March 31, 2024, and September 30, 2023 the balances in the allowance for doubtful accounts was $0.

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

Leases

The Company’s operating lease portfolio for the period ended March 31, 2024 and September 30, 2023, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of March 31, 2024, the Company did not have leases that qualified as ROU assets.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at March 31, 2024 using:
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$759,687	$—	$—	$759,687

		Fair Value Measurements at September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,317	$—	$—	$1,317

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

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

During the periods ended March 31, 2024 and 2023, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Unaudited

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of March 31, 2024 and September 30, 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $4,967 and $7,233, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the six months ended March 31, 2024 and 2023 of $2,069 and $38,451, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the periods ended March 31, 2024 and 2023, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31,	March 31,
	2024	2023
Convertible notes	1,750,000	25,687,500
Warrants	7,350,000	1,225,000
	9,100,000	26,912,500

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Unaudited

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In the period from October 2023 through April 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

As of March 31, 2024 and September 30, 2023, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $25,080.

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (June 30, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 years). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 8). During the six months ended March 31, 2024 the Company reclassified one of these promissory notes with a value of $7,500 from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As of March 31, 2024 and September 30, 2023, the amount due to related parties for Promissory notes payable was $42,500 and $50,000, respectively.

During the six months ended March 31, 2024 and 2023, the Company recorded related party interest expense of $4,478 and $626 respectively.

As of March 31, 2024 and September 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and $50,000 respectively, and owed unpaid interest of $8,636 and $4,918, respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Unaudited

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	March 31,	September 30,
	2024	2023
Vehicle costs	$224,903	$224,903
Accumulated depreciation	(56,740)	(40,675)
Vehicles, net	$168,163	$184,228

Depreciation expense for the six months ended March 31, 2024 and 2023, was $16,064 and $16,065, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	March 31,	September 30,
	2024	2023
Website development costs	$16,331	$16,331
Accumulated depreciation	(7,258)	(4,544)
Website, net	$9,073	$11,787

Amortization expense for the six months ended March 31, 2024 and 2023, was $2,714 and $1,815, respectively.

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

March 31, 2024

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

During the six months ended March 31, 2024 and 2023 there were no issuances of the Series A Preferred shares.

As of March 31, 2024 and September 30, 2023, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

During the six months ended March 31, 2024, the Company issued 5,000,000 shares of common stock valued at $26,842 for commitment fees in conjunction with the issuance of a promissory note of $140,000.

During the six months ended March 31, 2023, the Company had the following common stock activity:

●	1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000.

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

As of March 31, 2024, and September 30, 2023, the Company had 111,551,722 and 106,551,722 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of March 31, 2024, and September 30, 2023 the Company had 15,100 shares of treasury stock valued at $18,126.

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

March 31, 2024

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

A summary of warrant activity during the six months ended March 31, 2024, is as follows:

	Warrants	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2023	2,350,000	$0.07	3.51
Issuance	5,000,000	0.00001	*
Exercised	—	$—
Expired	—	$—
Balance as of March 31, 2024	7,350,000	$0.02

*5,000,000 warrants issued on December 15, 2023 do not have an expiration date.

The intrinsic value of the warrants as of March 31, 2024, is $173,799. All of the outstanding warrants are exercisable as of March 31, 2024.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Unaudited

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the six months ended March 31, 2024 and 2023, the Company recorded interest expense of $2,157 and $2,134, respectively, on the SBA Loan and as of March 31, 2024 and September 30, 2023, the accrued interest on the SBA Loan was $5,523 and $6,780, respectively. As of March 31, 2024 and September 30, 2023 the outstanding principal of SBA Loan was $114,700.

The following represents the future aggregate maturities of the Company’s SBA Loan as of March 31, 2024, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024 (remaining)	$—
2025	—
2026	571
2027	2,431
2028	2,431
Thereafter	109,267
Total	$114,700

Promissory Notes Payable, in Default

On March 1, 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $767 which was recorded as a derivative liability and debt discount (see Note 8). During the six months ended March 31, 2024 and 2023, the Company recorded interest expense of $1,271 and $156, respectively. As of March 31, 2024 and September 30, 2023, the accrued interest on the promissory note was $2,540 and $1,269, respectively. As of March 31, 2024 and September 30, 2023 the outstanding principal of Promissory Notes Payable was $12,500. As of March 31, 2024, the Company had defaulted on the promissory note payable.

During the six months ended March 31, 2024, the Company reclassified a promissory note entered on March 1, 2023 with a value of $7,500, with interest bearing 15% per annum, maturity date 120 days from issuance (June 30, 2023) and issuance of 15,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year), from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $460 which was recorded as a derivative liability and debt discount (see Note 8). During the six months ended March 31, 2024 and 2023, the Company recorded interest expense of $763 and $94, respectively. As of March 31, 2024 and September 30, 2023, the accrued interest on the promissory note was $1,525 and $761, respectively. As of March 31, 2024 and September 30, 2023, the total outstanding principal of the promissory note payable was $7,500. As of March 31, 2024, the Company had defaulted on the promissory note payable.

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982 from a lender. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the May 2023 Lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of March 31, 2024, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2024
Unaudited

On August 15, 2023 the Company executed a second note payable with the same lender with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. During the six months ended March 31, 2024, the Company amortized the full $6,206 of the debt discount and made repayments of $53,132, and rolled $6,856 of the notes principal still due into a third note (see below), therefore the loan was considered paid in full as of March 31, 2024.

On February 22, 2024, the Company executed a third note payable with the same lender with a face amount of $57,474. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $57,474 (including fixed fees of $5,974 or approximately 10% of the note amount). The Company received net proceeds of $44,644 after paying off the August 15, 2023 note and rolling $6,856 of its balance into the February 22, 2024 note and recording the $5,974 of fixed fees as a debt discount. During the six months ended March 31, 2024, the Company amortized $414 of the debt discount and made repayments of $10,041. This resulted in a debt discount balance of $5,560 and a principal balance of $47,433, for a net notes payable balance of $41,873 as of March 31, 2024.

The following represents the future aggregate maturities as of March 31, 2024 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2024 (remaining)	16,741
2025	30,692
Total	$47,433

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

March 31, 2024

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

March 31, 2024

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

On December 15, 2023, in conjunction with the issuance of this promissory note of $195,000, the Company also issued to AJB common stock purchase warrants (the “December 2023 warrants”) to purchase 5,000,000 shares of the Company’s common stock for a nominal exercise price of $0.00001 per share. The December 2023 warrants may be exercised at any time on or after December 15, 2023 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $248,952 which was recorded as a derivative liability, with corresponding amounts of $150,750 was allocated to debt discount and the difference between the fair value of the December 2023 warrants and the net proceeds received of $98,202 was recognized as interest expense.

Effective February 23, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $140,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $112,000 (after giving effect to a 20% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees, totaling $10,000. After payment of the fees and costs, the net proceeds to the Company were $102,000, which will be used for working capital and other general corporate purposes.

The maturity date of the AJB Note is November 23, 2024. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

Also pursuant to the SPA, the Company paid to AJB a commitment fee of $50,000, payable in the form of 5,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception.

During the six months ended March 31, 2023, the Company recorded interest expense of $46,888, additional debt discount of $26,478, amortization of debt discount of $13,387, a loss on change in fair value of derivative liability of $2,791 for the guarantee and warrants and repaid $31,042 of interest.

During the six months ended March 31, 2024, the Company recorded interest expense of $60,832, additional debt discount of $262,064, amortization of debt discount of $125,326, and a loss on change in fair value of derivative liability of $414,351 for the guarantee and warrants. As of March 31, 2024 and September 30, 2023, the derivative liability was $664,240 and $663 for the guarantee and warrants, the debt discount recorded on the note was $136,738 and $0, the note payable principal was $1,217,222 and $860,000, and the Company owed accrued interest of $129,394 and $68,562.

Effective February 14, 2023, the Company went into default on the AJB Note, however the lender waived all default provisions through January 24, 2024 therefore no default interest or penalties were incurred during the six months ended March 31, 2024 and the AJB note was not convertible as of March 31, 2024.

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
March 31, 2024
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

During the six months ended March 31, 2024, the Company recorded interest expense of $34,313, paid interest of $0 and amortization of debt discount of $30,451. As of March 31, 2024 and September 30, 2023, the debt discount recorded on the notes was $21,175 and $51,626, respectively, resulting in a net note payable balance of $428,825 and $398,374, respectively. As of March 31, 2024 and September 30, 2023, the Company owed accrued interest of $97,375 and $63,063, respectively.

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of March 31, 2024 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024 (remaining)	$1,327,222
2025	340,000
Total	$1,667,222

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of March 31, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the six months ended March 31, 2024, and year ended September 30, 2023:

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2024

Unaudited

	Six months ended	Year Ended
	March 31,	September 30,
	2024	2023
Expected term	0.21- 3.92 years *	0.68 - 5.01 years
Expected average volatility	188% - 413%	111% - 372%
Expected dividend yield	—	—
Risk-free interest rate	3.60% - 4.60%	3.93% - 5.03%

*	5,000,000 warrants issued on December 15, 2023 do not have an expiration date.

As of March 31, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows (level 3):

Commitment fee guarantee issued February 24, 2022	$262,307
Warrants issued February 24, 2022	56,978
Embedded conversion feature in Note issued June 3, 2022	10,315
Warrants issued June 3, 2022	2,851
Embedded conversion feature in Note issued June 16, 2022	18,306
Warrants issued June 16, 2022	4,281
Embedded conversion feature in Note issued November 15, 2022	46,852
Warrants issued November 15, 2022	5,708
Warrants issued on February 10, 2023	56,978
Warrants issued on March 1, 2023	7,134
Warrants issued on December 15, 2023	287,977
Derivative liability balance - March 31, 2024	$759,687

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the six months ended March 31, 2024:

Derivative liability balance - September 30, 2023	$1,317
Addition of new derivatives recognized as debt discounts	248,952
Loss on change in fair value of the derivative	509,418
Derivative liability balance - March 31, 2024	$759,687

Note 9 – Subsequent Events

On March 1, 2024, DIA Leasing, LLC. (the “Borrower”), a direct wholly owned subsidiary of DriveitAway Holdings, Inc. (“DWAY”), closed a $2,000,000 line of credit facility (the “Credit Facility”) with an investor (the “Lender”). In connection with the Credit Facility, a credit agreement, promissory note, security agreement and several related ancillary agreements were entered into by the parties.

Credit Agreement

Pursuant to the Credit Agreement dated May 1, 2024 (the “Credit Agreement”), among the Borrower and the Lender, the Lender agreed to make revolving loans (the “Loans”) to the Borrower and to issue letters of credit on behalf of the Borrower. The Lender committed to provide up to $250,000 of Loans and up to $2,000,000 of letters of credit. The Borrower must use the letters of credit and the proceeds of Loans only for the purchase of motor vehicles to be used in the course of the Borrower’s business. As of the date hereof, there are no Loans or letters of credit outstanding under the Credit Agreement. The Borrower will pay a commitment fee to the Lender equal to 2.0% of the available commitments. DWAY is a guarantor on the Loans.

Promissory Note

Pursuant to the Promissory Note (the “Note”) dated May 1, 2024, Borrower promises to pay Lender the principal sum of Two Million Dollars and 00/100 ($2,000,000.00), or so much thereof as may be disbursed to, or for the benefit of the Borrower, for the sole purpose of purchasing new motor vehicles for use in Borrower’s business. Disbursements shall be at the sole discretion of the Lender. The unpaid principal of this line of credit shall bear simple interest at the rate of fifteen percent (15%) per annum. Interest shall be calculated based on the principal balance as may be adjusted from time to time to reflect additional advances.

Each advance of principal shall be called a “Draw”. Each Draw shall be in an amount no greater than Two Hundred Fifty Thousand Dollars and 00/100 ($250,000.00). The eight Draws may be taken at any time over the 180 days following execution of the Note. Each Draw will be paid over a period of eighteen (18) months from the date that the funds for each Draw are disbursed to Borrower. During the first three (3) months after disbursement, Borrower shall make payments of interest only on the funds disbursed. From month four (4) through month seventeen (17), Borrower shall make payments of principal and interest based on an amortization of forty-eight (48) months. On month eighteen (18) all outstanding principal and unpaid interest shall be paid in full. All payments are due on first day of the month following disbursement.

The Borrower shall be in default of this Note on the occurrence of any of the following events: (i) the Borrower shall fail to meet its obligation to make the required principal or interest payments hereunder or any term contained in the Loan Documents. (ii) the Borrower shall be dissolved or liquidated; (iii) the Borrower shall make an assignment for the benefit of creditors or shall be unable to, or shall admit in writing their inability to pay their debts as they become due; (iv) the Borrower shall commence any case, proceeding, or other action under any existing or future law of any jurisdiction relating to bankruptcy, insolvency, reorganization or relief of debtors, or any such action shall be commenced against the undersigned; (v) the Borrower shall suffer a receiver to be appointed for it or for any of its property or shall suffer a garnishment, attachment, levy or execution. Upon default of this Note, Lender may declare the entire amount due and owing hereunder to be immediately due and payable.

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased.

Warrant

As further consideration for the credit facility, DWAY issued Lender a prefunded warrant (the “Warrant”) for the purchase of up to 5,000,000 shares of DWAY’s common stock.

On May 21, 2024, AJB advanced $27,440 to a vendor on behalf of the Company.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023

Our operating results for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three months ended
	March 31,
	2024	2023	Change	%
Revenues	$89,307	$67,000	$22,307	33%
Cost of revenue	77,076	46,678	30,398	65%
Gross Profit	12,231	20,322	(8,091)	(40)%
Gross Profit Percentage	14%	30%

Operating expense	130,725	220,010	(89,285)	(41)%
Operating loss	(118,494)	(199,688)	(81,194)	(41)%

Other (income) / expense	357,721	(380,309)	(738,030)	(194)%
Net loss	$(476,215)	$180,621	$(656,836)	(364)%

Revenues for the three months ended March 31, 2024, increased $22,307 from $67,000 for the period ending March 31, 2023, to $89,307 for the period ending March 31, 2024. This was due to a $28,155 increase in rental revenue and $15,272 increase in insurance revenue, offset by an increase of $21,120 in insurance lender payback costs.

We anticipate that, in 2024 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended March 31, 2024, increased $30,398, from $46,678 for the period ending March 31, 2023, to $77,076 for the period ending March 31, 2024. This was primarily due to DIA fleet payments which increased alongside an increase in revenue.

Operating expenses for the three months ended March 31, 2024, decreased $89,285 as compared to the three months ended March 31, 2023. The decrease was primarily attributable to decreases in salaries and payroll taxes of $7,875, professional fees of $61,007, software development of $1,276 and advertising and marketing expenses of $28,007, offset by an increase in general and administrative of $8,880.

Loss from operations was $118,494 for the three months ended March 31, 2024, as compared to $199,688 for the three months ended March 31, 2023. The decrease of $81,194 was largely attributable to the change in operating expenses of $89,285 and an decrease in gross profit of $8,091.

Other expenses for the three months ended March 31, 2024, were $357,721, as compared to net other income of $380,309 for the three months ended March 31, 2023. The decrease of $738,030 is primarily attributable to increases in interest expense of $14,341, a change in fair value of derivative liabilities of $625,600, and in amortization of debt discount of $98,089.

For the six months ended March 31, 2024, compared to the six months ended March 31, 2023

Our operating results for the six months ended March 31, 2024 and 2023 are summarized as follows:

	Six months ended
	March 31,
	2024	2023	Change	%
Revenues	$185,810	$115,083	$70,727	61%
Cost of revenue	162,755	86,550	76,205	88%
Gross Profit	23,055	28,533	(5,478)	(19)%
Gross Profit Percentage	12%	25%

Operating expense	336,735	443,654	106,919	24%
Operating loss	(313,680)	(415,121)	(101,441)	(24)%

Other expense	877,964	125,266	752,698	601%
Net loss	$(1,191,644)	$(540,387)	$651,257	121%

Revenues for the six months ended March 31, 2024, increased $70,727 from $115,083 for the period ending March 31, 2023, to $185,810 for the period ending March 31, 2024. This was due to a $97,985 increase in rental revenue and $24,486 increase in insurance revenue, offset by an increase of $51,743 in insurance lender payback costs.

We anticipate that, in 2024 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the six months ended March 31, 2024, increased $76,205, from $86,550 for the period ending March 31, 2023, to $162,755 for the period ending March 31, 2024. This was primarily due to DIA fleet payments which increased alongside an increase in revenue.

Operating expenses for the six months ended March 31, 2024, decreased $106,919 as compared to the six months ended March 31, 2023. The decrease was primarily attributable to a decrease in salaries and payroll taxes of $23,125, professional fees of $54,422, software development costs of $2,754 and advertising and marketing expenses of $36,382, offset by an increase in general and administrative expenses of $9,764.

Loss from operations was $313,680 for the six months ended March 31, 2024, as compared to $415,121 for the six months ended March 31, 2023. The decrease of $101,441 was largely attributable to the decrease in professional fees of $54,422.

Other expenses for the six months ended March 31, 2024, were $877,964, as compared to $125,266 for the six months ended March 31, 2023. The increase of $752,698 is primarily attributable to increases in loss on change in fair value of derivative liabilities of $506,222, interest expense of $126,400, and in amortization of debt discount of $120,076.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of March 31, 2024, and September 30, 2023.

Working Capital

	March 31,	September 30,
	2024	2023	Change	%
Cash	$9,215	$4,632	$4,583	99%

Current assets, net of restricted cash	$22,364	$16,216	$6,148	38%
Current liabilities	3,219,732	1,878,080	1,341,652	71%
Working capital (deficiency)	$(3,197,368)	$(1,861,864)	$(1,335,504)	72%

As of March 31, 2024, our working capital deficiency increased $1,335,504 as compared to September 30, 2023. This was primarily attributable to a $785,370 increase in derivative liabilities, a $426,655 increase in convertible notes payable, and a $155,585 increase in accounts payable and accrued liabilities.

Cash Flow Data:

	Six months ended
	March 31,
	2024	2023	Change
Cash provided by (used in) operating activities	$(248,617)	$(334,678)	$86,061
Cash provided by (used in) investing activities	$—	$(72,872)	$72,872
Cash provided by (used in) financing activities	$264,263	$322,352	$(58,089)
Net Change in Cash and Restricted Cash	$15,646	$(85,198)	$100,844

Cash Flows from Operating Activities

During the six months ended March 31, 2024, we did not generate positive cash flows from operating activities. For the six months ended March 31, 2024, net cash flows used in operating activities was $248,617, consisting of a net loss of $1,191,644, reduced by a loss on change in fair value of derivative liability of $509,418, amortization debt discount of $162,051, depreciation and amortization of $18,779, a financing fee of $98,202, and a change in operating assets and liabilities of $154,577.

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

Cash Flows from Investing Activities

During the six months ended March 31, 2024, the Company did not use or generate any cash from investing activities.

During the six months ended March 31, 2023, the Company used cash for the purchased two vehicles for $67,039 and website development costs of $5,833.

Cash Flows from Financing Activities

During the six months ended March 31, 2024, the Company generated $357,222 from the issuance of convertible notes and $57,474 from the issuance of promissory notes which was partially offset by $59,988 for repayment of promissory notes and payment for debt issuance costs of $90,445.

During the six months ended March 31, 2023, the Company generated $285,000 from the issuance of convertible notes, $50,000 from the issuance of promissory notes - related parties, $12,500 from issuance of promissory notes which was partially offset by $1,648 for repayment of promissory notes and payment of debt issuance coasts of $23,500.

Going Concern

As of March 31, 2024, the Company had a net loss of $1,191,644, accumulated deficit of $4,502,540 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the ensuing twelve months.

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

During the periods ended March 31, 2024 and 2023, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of March 31, 2024 and September 30, 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $4,967 and $7,233, respectively.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of March 31, 2024 using:
	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$759,687	$—	$—	$759,687

		Fair Value Measurements as of September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,317	$—	$—	$1,317

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of March 31, 2024, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of March 31, 2024, due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

DRIVEITAWAY HOLDINGS, INC.

Date: May 21, 2024	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: May 21, 2024	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA, Chief Financial Officer
(Principal Financial and Accounting Officer)