Form 10-Q
period 2024-06-30
Driveitaway Holdings, Inc.
filed 2024-08-26
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐ No ☒

As of August 21, 2024, there were 113,301,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2024	2023
	(Unaudited)
Assets
Current assets
Cash	$3,422	$4,632
Restricted cash	—	18,559
Accounts receivable, net	12,533	11,584
Prepaid expenses	1,717	—
Total current assets	17,672	34,775

Deferred financing costs, net	445,684	—
Fixed assets, net	254,635	184,228
Intangible assets, net	7,731	11,787
Total Assets	$725,722	$230,790

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$947,284	$664,707
Accrued interest – related parties	10,784	4,918
Deferred revenue	759	7,233
Customer deposits	1,339	2,234
Due to related parties	25,080	25,080
Promissory notes payable, net of debt discount	12,835	27,437
Promissory notes payable, in default	20,000	12,500
Promissory notes payable - related parties, in default	42,500	50,000
Convertible notes payable, net of debt discount	1,426,836	1,082,654
Convertible notes payable in default	250,000	—
Derivative liability	1,387,303	1,317
Total Current Liabilities	4,124,720	1,878,080

SBA Loan - noncurrent	114,700	114,700
Convertible note payable - noncurrent, net of debt discount	—	175,720
Promissory notes payable - noncurrent	120,112	16,649
Total Liabilities	4,359,532	2,185,149

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 113,301,722 shares issued and 106,551,722 outstanding at June 30, 2024 and September 30, 2023, respectively	11,331	10,656
Additional paid in capital	1,405,174	1,364,007
Treasury stock, at cost - 15,100 shares at June 30, 2024 and September 30, 2023	(18,126)	(18,126)
Accumulated deficit	(5,032,189)	(3,310,896)
Total Stockholders’ Deficit	(3,633,810)	(1,954,359)
Total Liabilities and Stockholders’ Deficit	$725,722	$230,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$110,399	$78,005	$296,209	$193,088
Cost of Goods Sold	65,470	64,114	228,225	150,664
Gross Profit (Loss)	44,929	13,891	67,984	42,424

Operating Expenses
Salaries and payroll taxes	60,895	44,625	195,270	202,125
Professional fees	67,499	55,000	192,260	234,183
General and administrative	29,733	22,481	79,133	60,489
Software development	10,440	13,710	36,570	42,594
Advertising and marketing	2,219	387	4,288	38,838
Total Operating Expenses	170,786	136,203	507,521	578,229

Operating Loss	(125,857)	(122,312)	(439,537)	(535,805)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	238,379	47,725	(271,039)	44,529
Amortization debt discount	(134,346)	(30,576)	(296,397)	(72,551)
Interest expense	(505,676)	(50,036)	(707,693)	(131,133)
Interest expense - related parties	(2,149)	(1,896)	(6,627)	(2,522)
Total Other Income (Expense)	(403,792)	(34,783)	(1,281,756)	(161,677)

Income / (Loss) Before Income Tax	(529,649)	(157,095)	(1,721,293)	(697,482)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(529,649)	$(157,095)	$(1,721,293)	$(697,482)

Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	112,309,964	106,536,622	109,139,313	106,412,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Nine Months Ended June 30, 2024

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

Net loss	—	—	—	—	—	(715,429)	(715,429)
Balance - December 31, 2023	106,551,722	10,656	1,364,007	(15,100)	(18,126)	(4,026,325)	(2,669,788)
Common stock issued in connection with promissory note	5,000,000	500	26,342	—	—	—	26,842
Net loss	—	—	—	—	—	(476,215)	(476,215)
Balance – March 31, 2024	111,551,722	11,156	1,390,349	(15,100)	(18,126)	(4,502,540)	(3,119,161)
Common stock issued in connection with promissory note	1,000,000	100	(100)	—	—	—	—
Common stock issued for cash	750,000	75	14,925	—	—	—	15,000
Net income	—	—	—	—	—	(529,649)	(529,649)
Balance – June 30, 2024	113,301,722	$11,331	$1,405,174	(15,100)	$(18,126)	$(5,032,189)	$(3,633,810)

For the Nine Months Ended June 30, 2023

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2022	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

Common stock issued in connection with promissory note	1,000,000	100	1,409	—	—	—	1,509
Stock based compensation	250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	(721,008)	(721,008)
Balance - December 31, 2022	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(3,101,767)	(1,803,721)
Net income	—	—	—	—	—	180,621	180,621
Balance – March 31, 2023	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(2,921,146)	(1,623,100)
Net income	—	—	—	—	—	(157,095)	(157,095)
Balance - June 30, 2023	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(3,078,241)	$(1,780,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,721,293)	$(697,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	15,000
(Gain) loss on change in fair value of derivative liability	271,039	(44,529)
Amortization and depreciation	28,486	27,313
Financing Fee	484,197	—
Amortization of debt discount	296,397	72,551
Changes in operating assets and liabilities:
Prepaid expenses	(1,717)	(1,804)
Due to related party	—	25,000
Accounts receivable	(949)	(8,354)
Customer deposits	(895)	—
Deferred revenue	(6,474)	6,051
Accounts payable and accrued liabilities	282,577	237,376
Accrued liabilities- related party	5,866	2,522
Net Cash used in Operating Activities	(362,766)	(366,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	(5,833)
Purchase of fixed assets	(94,837)	(67,039)
Net Cash used in Investing Activities	(94,837)	(72,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	477,064	261,500
Proceeds from the sale of common stock for cash	15,000	—
Proceeds from promissory notes payable – related parties	—	50,000
Proceeds from notes payable	182,740	35,982
Proceeds from promissory debt	—	12,500
Repayment of promissory notes payable	(87,121)	(14,443)
Debt issuance costs	(149,849)	(2,637)
Net Cash provided by Financing Activities	437,834	342,902

Net change in cash and restricted cash	(19,769)	(96,326)
Cash and restricted cash, beginning of period	23,191	127,109
Cash and restricted cash, end of period	$3,422	$30,783

Supplemental cash flow information
Cash paid for interest	$8,219	$49,539
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Common stock in connection with promissory note	$26,842	$1,509
Recognition of derivative liability as debt discount	$200,750	$48,428
Prepaid expenses reclassified to website development	$—	$10,498
Debt discount in connection with original issue discount notes	$—	$23,500
Deferred offering costs in connection with promissory note	$477,500	$—
Amortization of deferred offering costs to debt discount	$31,816	$—
Reclassification of Promissory notes payable - related parties to Promissory notes payable	$7,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Note 1 – Organization, Description of Business and Going Concern

Nature of Organization

DriveItAway Holdings, Inc. (“DIA”, “the Company”, “we” or “us”) was formed in Delaware on March 8, 2006 as B2 Health, Inc. On July 2, 2010, the Company acquired BFK Franchise Company, LLC (“BFK”), a Nevada limited liability company, and concurrently changed its name to Creative Learning Corporation. On February 24, 2022, the Company acquired DriveItAway, Inc., and on March 18, 2022, disposed of BFK and its other subsidiaries involved in the learning business. On April 18, 2022, the name was changed to DriveItAway Holdings, Inc. On April 12, 2024, the Company formed DIA Leasing, LLC, a Florida limited liability company, which is a wholly owned subsidiary.

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended June 30, 2024, the Company had a net loss of $1,721,293 and cash used in operating activities of $362,766. As of June 30, 2024, the Company had an accumulated deficit of $5,032,189. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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
June 30, 2024
Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended June 30, 2024, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2023, contained in the Company’s Form 10K, as filed on March 8, 2024.

Basis of Consolidation

The consolidated financial statements include the accounts of DriveItAway Holdings Inc. and its wholly owned subsidiary DriveItAway, Inc., and its wholly owned subsidiary DIA Leasing, LLC collectively referred to as the “Company”. All inter-company balances and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of June 30, 2024, and September 30, 2023, the Company had cash of $3,422 and $4,632, and restricted cash of $0 and $18,559, respectively and did not have any cash equivalents.

Restricted Cash

As of September 30, 2023, the Company had $18,559 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees. During the nine months ended June 30, 2024, the restrictions on the cash were released and the funds were expended.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2024

Unaudited

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of June 30, 2024 and September 30, 2023 are adequate, but actual write-offs could exceed the recorded allowance. As of June 30, 2024, and September 30, 2023 the balances in the allowance for doubtful accounts was $0.

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

Leases

The Company’s operating lease portfolio for the period ended June 30, 2024 and September 30, 2023, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of June 30, 2024, the Company did not have leases that qualified as ROU assets.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2024

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at June 30, 2024 using:
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,387,303	$—	$—	$1,387,303

		Fair Value Measurements at September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,317	$—	$—	$1,317

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

During the periods ended June 30, 2024 and 2023, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of June 30, 2024 and September 30, 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $759 and $7,233, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the nine months ended June 30, 2024 and 2023 of $4,288 and $38,838, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt and warrants. For the periods ended June 30, 2024 and 2023, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30,	June 30,
	2024	2023
Convertible notes	2,250,000	2,250,000
Warrants	22,350,000	2,350,000
	24,600,000	4,600,000

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In the period from October 2023 through August 2024 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

As of June 30, 2024 and September 30, 2023, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $25,080.

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (June 30, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 years). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 8). During the nine months ended June 30, 2024 the Company reclassified one of these promissory notes with a value of $7,500 from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As of June 30, 2024 and September 30, 2023, the amount due to related parties for Promissory notes payable was $42,500 and $50,000, respectively.

During the nine months ended June 30, 2024 and 2023, the Company recorded related party interest expense of $6,627 and $2,522 respectively.

As of June 30, 2024 and September 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and $50,000 respectively, and owed unpaid interest of $10,784 and $4,918, respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	June 30,	September 30,
	2024	2023
Vehicle costs	$319,740	$224,903
Accumulated depreciation	(65,105)	(40,675)
Vehicles, net	$254,635	$184,228

Vehicles with a net book value of $94,437 are pledged as collateral on a line of credit with an investor.

Depreciation expense for the nine months ended June 30, 2024 and 2023, was $24,430 and $24,141, respectively. During the nine months ended June 30, 2024 and 2023, the Company purchased vehicles of $94,837 and $67,039, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	June 30,	September 30,
	2024	2023
Website development costs	$16,331	$16,331
Accumulated depreciation	(8,600)	(4,544)
Website, net	$7,731	$11,787

Amortization expense for the nine months ended June 30, 2024 and 2023, was $4,056 and $3,172, respectively. During the nine months ended June 30, 2024 and 2023, the Company incurred website development costs of $0 and $16,331, respectively.

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

June 30, 2024

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

During the nine months ended June 30, 2024 and 2023 there were no issuances of the Series A Preferred shares.

As of June 30, 2024 and September 30, 2023, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

During the nine months ended June 30, 2024, the Company:

●	issued 5,000,000 shares of common stock valued at $26,842 for commitment fees in conjunction with the issuance of a promissory note of $140,000

●	issued 1,000,000 shares of common stock valued at $100 for commitment fees in conjunction with the issuance of a promissory note in the amount of $63,000

●	issued 750,000 shares of common stock to a private investor for gross proceeds of $15,000

During the nine months ended June 30, 2023, the Company had the following common stock activity:

●	1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000.

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

As of June 30, 2024, and September 30, 2023, the Company had 113,301,722 and 106,551,722 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of June 30, 2024, and September 30, 2023 the Company had 15,100 shares of treasury stock valued at $18,126.

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

June 30, 2024

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

In May 2024, in conjunction with the issuance of a promissory note of $63,000, the Company issued warrants to purchase 5,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after May 28, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $348,500 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $63,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

In May 2024, in conjunction with the issuance of a line of credit of $2,000,000, the Company issued warrants to purchase 5,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after May 1, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $180,000 which was recorded as a derivative liability. The assigned value of the warrants along with $7,500 of loan fees and a 2% (or $40,000) required broker fee was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw.

In June 2024, in conjunction with the issuance of a line of credit of $250,000, the Company issued warrants to purchase 5,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,500 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense.

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

A summary of warrant activity during the nine months ended June 30, 2024, is as follows:

	Warrants	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2023	2,350,000	$0.07	3.51
Issuance	20,000,000	0.00001	*
Exercised	—	$—
Expired	—	$—
Balance as of June 30, 2024	22,350,000	$0.01	*

*20,000,000 warrants issued during the nine months ended June 30, 2024 do not have an expiration date.

The intrinsic value of the warrants as of June 30, 2024, is $200. All of the outstanding warrants are exercisable as of June 30, 2024.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the nine months ended June 30, 2024 and 2023, the Company recorded interest expense of $3,271 and $3,188, respectively, on the SBA Loan and as of June 30, 2024 and September 30, 2023, the accrued interest on the SBA Loan was $4,899 and $6,780, respectively. As of June 30, 2024 and September 30, 2023 the outstanding principal of SBA Loan was $114,700.

The following represents the future aggregate maturities of the Company’s SBA Loan as of June 30, 2024, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024 (remaining)	$—
2025	—
2026	571
2027	2,431
2028	2,431
Thereafter	109,267
Total	$114,700

Promissory Notes Payable, in Default

On March 1, 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $767 which was recorded as a derivative liability and debt discount (see Note 8). During the nine months ended June 30, 2024 and 2023, the Company recorded interest expense of $1,875 and $313, respectively. As of June 30, 2024 and September 30, 2023, the accrued interest on the promissory note was $2,984 and $1,109, respectively. As of June 30, 2024 and September 30, 2023 the outstanding principal of Promissory Notes Payable was $12,500. As of June 30, 2024, the Company had defaulted on the promissory note payable.

During the nine months ended June 30, 2024, the Company reclassified a promissory note entered on March 1, 2023 with a value of $7,500, with interest bearing 15% per annum, maturity date 120 days from issuance (June 30, 2023) and issuance of 15,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year), from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $460 which was recorded as a derivative liability and debt discount (see Note 8). During the nine months ended June 30, 2024 and 2023, the Company recorded interest expense of $1,125 and $378, respectively. As of June 30, 2024 and September 30, 2023, the accrued interest on the promissory note was $1,791 and $666, respectively. As of June 30, 2024 and September 30, 2023, the total outstanding principal of the promissory note payable was $7,500. As of June 30, 2024, the Company had defaulted on the promissory note payable.

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982 from a lender. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the May 2023 Lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of June 30, 2024, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
Unaudited

On August 15, 2023 the Company executed a second note payable with the same lender with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. During the nine months ended June 30, 2024, the Company amortized the full $6,206 of the debt discount and made repayments of $53,132, and rolled $6,856 of the notes principal still due into a third note (see below), therefore the loan was considered paid in full as of June 30, 2024.

On February 22, 2024, the Company executed a third note payable with the same lender with a face amount of $57,474. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $57,474 (including fixed fees of $5,974 or approximately 10% of the note amount). The Company received net proceeds of $44,644 after paying off the August 15, 2023 note and rolling $6,856 of its balance into the February 22, 2024 note and recording the $5,974 of fixed fees as a debt discount. During the nine months ended June 30, 2024, the Company amortized $1,409 of the debt discount and made repayments of $37,174. This resulted in a debt discount balance of $4,565 and a principal balance of $20,300, for a net notes payable balance of $15,735 as of June 30, 2024.

The following represents the future aggregate maturities as of June 30, 2024 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2024 (remaining)	8,583
2025	11,717
Total	$20,300

Credit Agreement

On March 1, 2024, DIA Leasing, LLC. (the “Borrower”), a direct wholly owned subsidiary of DriveitAway Holdings, Inc. (“DIA”), closed a $2,000,000 line of credit facility (the “Credit Facility”) with an investor (the “Lender”). In connection with the Credit Facility, a credit agreement, promissory note, security agreement and several related ancillary agreements were entered into by the parties.

Pursuant to the Credit Agreement dated May 1, 2024 (the “Credit Agreement”), among the Borrower and the Lender, the Lender agreed to make advances of principal (the “draws”) to the Borrower and to issue letters of credit on behalf of the Borrower. The Lender committed to provide up to $250,000 for each draw and up to $2,000,000 of letters of credit. The Borrower must use the letters of credit and the proceeds of the draws only for the purchase of motor vehicles to be used in the course of the Borrower’s business. As of the date hereof, there are no Loans or letters of credit outstanding under the Credit Agreement. The Borrower will pay a commitment fee to the Lender’s broker equal to 2.0% of the available commitments. DIA is a guarantor on the draws.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

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

As of June 30, 2024, the Company has drawn $77,766 on the Promissory Note and $47,500 in deferred offering costs for broker and legal fees, and recognized $1,918 in interest expense during the nine months ended June 30, 2024. The amount of interest accrued on the Promissory note was $1,918 as of June 30, 2024. The Company also recorded a discount of $9,061 in conjunction with the draws taken on the Promissory Note. During the nine months ended June 30, 2024, the Company amortized $1,007 of debt discount. This resulted in a debt discount balance of $8,054 and a principal balance of $125,266, for a net promissory notes payable balance of $117,212 as of June 30, 2024.

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased. The net book value of the vehicles that serve as collateral on this obligation is $94,437. The gross value of the pledged vehicles is less than the gross borrowings on the Promissory Note.

Warrant

As further consideration for the credit facility, DIA issued Lender a prefunded warrant (the “Warrant”) for the purchase of up to 5,000,000 shares of DIA’s common stock. The fair market value of the Warrant was $180,000 the date of grant, which was recorded as a derivative liability. The assigned value of the warrants along with $7,500 of loan fees and a 2% (or $40,000) required broker fee was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. During the nine months ended June 30, 2024, the Company amortized $9,061 of the deferred financing cost related to the Warrant.

Note 7 – Convertible Notes Payable

AJB Capital Investments, LLC Notes

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Also pursuant to the SPA, the Company was to pay AJB a commitment fee of $800,000, payable in the form of 4,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception. If, after the sixth month anniversary of closing and before the thirty-sixth month anniversary of closing, AJB has been unable to sell the Commitment Fee Shares for $800,000, then the Company may be required to issue additional shares or pay cash in the amount of the shortfall. However, if the Company pays the AJB Note off on or before its maturity date, then the Company may redeem 2,000,000 of the Commitment Fee Shares for one dollar and the amount of the commitment fee will be reduced to $400,000. On issuance of the note, the Company determined that the guarantee on the commitment fee was a make-whole provision and an embedded derivative within the host instrument. The guarantee was bifurcated from the host instrument and recorded as a derivative liability valued at $384,287 using a Black-Scholes option pricing model (see Note 8).

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

The maturity date of the AJB Note was June 14, 2024. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

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

On May 28, 2024, the Company entered into another SPA with AJB, and issued a promissory note in the amount of $63,000 (the “May 2024 AJB Note”) to AJB in a private transaction for a purchase price of $56,700 (after giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees, totaling $6,700. After payment of the fees and costs, the net proceeds to the Company were $50,000, which will be used for working capital and other general corporate purposes.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

The maturity date of the AJB Note is November 28, 2024. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of 1,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception. The Company also issued to AJB common stock purchase warrants (the “May 2024 warrants”) to purchase 5,000,000 shares of the Company’s common stock for a nominal exercise price of $0.00001 per share. The May 2024 warrants may be exercised at any time on or after May 28, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $348,500 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $63,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

On June 14, 2024, the Company entered into another SPA with AJB, and issued a promissory note with a face amount of $250,000 (the “June 2024 AJB Note”) to AJB in a private transaction for a purchase price of $225,000 (after giving effect to a 10% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees, totaling $12,500. The Company may draw on the June 2024 AJB Note as automobiles for the rental fleet are purchased, up to a maximum amount of $212,500. As a result, the Company accounted for this note as a line of credit.

The maturity date of the AJB Note is December 16, 2024. The AJB Note bears interest at 15% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

The note is convertible into Common Stock of the Company at any time that the note is in default provided that at no time may the note be convertible into an amount of common stock that would result in the holder having beneficial ownership of more than 9.99% of the outstanding shares of common stock, as determined in accordance with Section 13(d) under the Securities Exchange Act of 1934 (the “Exchange Act”). The conversion price shall equal $0.01 per share, subject to adjustments. The conversion is subject to reduction in the following situations: (i) a 15% discount will apply anytime a conversion occurs when the company is not eligible to deliver the shares by DWAC; (ii) a 15% discount will apply whenever the shares are “chilled” for deposit into the DTC system; (iii) a 15% discount will apply if the Company’s common stock ceases to be registered under Section 12 of the Exchange Act; (iv) a 15% discount will apply if the note cannot be converted into free trading shares 181 days after its issue date; (v) in the event any other party has the right to convert debt into Common Stock at a greater discount to market than under the note, then the holder has the right to utilize such discount in determining the conversion price; or (vi) if the Company issues any shares of Common Stock for less than the conversion price in effect on the date of issuance, including any options, warrants or securities convertible into Common Stock at price less than the conversion price, then the conversion price shall be automatically reduced to the amount of consideration received by the company for such shares, except for any issuance that is an exempt issuance.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of a warrant to purchase 5,000,000 unregistered shares of the Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,500 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense.

During the nine months ended June 30, 2023, the Company recorded interest expense of $72,217, additional debt discount of $26,478, amortization of debt discount of $25,902, a loss on change in fair value of derivative liability of $(272,161) for the guarantee and warrants and repaid $31,042 of interest.

During the nine months ended June 30, 2024, the Company recorded interest expense of $624,699, additional debt discount of $347,819, amortization of debt discount of $241,282, and a loss on change in fair value of derivative liability of $98,857 for the guarantee and warrants. As of June 30, 2024 and September 30, 2023, the derivative liability was $1,034,472 and $663 for the guarantee and warrants, the debt discount recorded on the note was $106,537 and $0, the note payable principal was $1,337,064 and $860,000, and the Company owed accrued interest of $171,559 and $68,562.

Effective February 14, 2023, the Company went into default on the AJB Note, however the lender waived all default provisions through August 30, 2024 therefore no default interest or penalties were incurred during the nine months ended June 30, 2024 and the AJB note was not convertible as of June 30, 2024.

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

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
Unaudited

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000 (net of an original issuance discount of $20,000), and the issuance of 125,000 warrants (see Note 5). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability (see Note 8) and debt discount. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note. Effective June 3, 2024 and June 16, 2024, these two secured promissory notes went into default, respectively.

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

During the nine months ended June 30, 2023, the Company recorded interest expense of $47,354, paid interest of $13,125 and amortization of debt discount of $42,814. As of June 30, 2023, the debt discount recorded on the notes was $66,970, resulting in a note payable balance of $38,303. As of June 30, 2023, the Company owed accrued interest of $45,812, respectively.

During the nine months ended June 30, 2024, the Company recorded interest expense of $50,625, paid interest of $3,125 and amortization of debt discount of $43,584. As of June 30, 2024 and September 30, 2023, the debt discount recorded on the notes was $8,042 and $51,626, respectively, resulting in a net note payable balance of $441,958 and $398,374, respectively. As of June 30, 2024 and September 30, 2023, the Company owed accrued interest of $110,563 and $63,063, respectively.

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of June 30, 2024 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2024 (remaining)	$1,327,222
2025	459,842
Total	$1,787,064

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of June 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the six months ended June 30, 2024, and year ended September 30, 2023:

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

	Nine months ended	Year Ended
	June 30,	September 30,
	2024	2023
Expected term	0.01 - 3.67 years *	0.68 - 5.01 years
Expected average volatility	188% - 408%	111% - 372%
Expected dividend yield	—	—
Risk-free interest rate	3.60% - 4.33%	3.93% - 5.03%

*	20,000,000 warrants issued during the nine months ended June 30, 2024 do not have an expiration date.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the nine months ended June 30, 2024:

Derivative liability balance - September 30, 2023	$1,317
Addition of new derivatives recognized as debt discounts	1,114,947
Loss on change in fair value of the derivative	271,039
Derivative liability balance - June 30, 2024	$1,387,303

Note 9 – Subsequent Events

Promissory Note Payable

On July 3, 2024, the Company executed a fourth note payable with a lender with a face amount of $88,800. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $88,800 (including fixed fees of $8,800 or approximately 10% of the note amount). The Company received net proceeds of $60,737 after paying off the February 22, 2024 note and rolling $19,263 of its balance into the July 3, 2024 note and recording the $8,800 of fixed fees as a debt discount.

Sale of Warrant

On July 12, 2024, the Company sold a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.00001 to an investor for $50,000. The warrant has no expiration date. The investor has the option of funding the Company with two additional tranches of $50,000. The second tranche of $50,000 is due within 60 days of the first funding date of July 12, 2024.

On August 19, 2024, the Company received the funding for the second tranche and issued to the investor a cash warrant to purchase up to 666,666 shares of Common Stock at an exercise price of $0.08 per share. The warrant has no expiration date.

At any time 90 days after the second tranche funding date the investor may invest an additional $50,000 and the Company will issue to the investor a pre-funded warrant to purchase up to 2,500,000 shares of Common Stock in the and a cash warrant to purchase up to 333,333 shares of Common Stock at an exercise price of $0.08 per share. The warrant does not have an expiration date.

Auto Purchases and Line of Credit Draws

In July and August 2024, the Company purchased 16 vehicles at a cost of $401,771. In conjunction with these vehicle purchases, the Company borrowed $321,417 under the Credit Facility and $80,354 under the June 2024 AJB Note, for a total $401,771 in total borrowings.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023

Our operating results for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three months ended
	June 30,
	2024	2023	Change	%
Revenues	$110,399	$78,005	$32,394	41%
Cost of revenue	65,470	64,114	1,356	2%
Gross Profit	44,929	13,891	31,038	223%
Gross Profit Percentage	41%	18%

Operating expense	170,786	136,203	34,583	25%
Operating loss	(125,857)	(122,312)	3,545	(2)%

Other (income) / expense	(403,792)	(34,783)	(369,009)	1060%
Net income (loss)	$(529,649)	$(157,095)	$(372,554)	237%

Revenues for the three months ended June 30, 2024, increased $32,394 from $78,005 for the period ending June 30, 2023, to $110,399 for the period ending June 30, 2024. This was due to a $32,394 increase in rental revenue and insurance revenue.

We anticipate that, in 2024 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended June 30, 2024, increased $1,356, from $64,114 for the period ending June 30, 2023, to $65,470 for the period ending June 30, 2024.

Operating expenses for the three months ended June 30, 2024, increased $34,583 as compared to the three months ended June 30, 2023. The increase was primarily attributable to increases in salaries and payroll taxes of $16,270, professional fees of $12,498, general and administrative of $7,253, and advertising and marketing expenses of $1,832, offset by an decrease in software development of $3,270.

Loss from operations was $125,857 for the three months ended June 30, 2024, as compared to $122,312 for the three months ended June 30, 2023. The increase of $3,545 was negligible.

Other expense for the three months ended June 30, 2024, was $403,792, as compared to net other expense of $34,783 for the three months ended June 30, 2023. The increase of $369,009 is primarily attributable to increases in interest expense of $455,640, related party interest expense of $253, in amortization of debt discount of $103,770, and offset by a change in fair value of derivative liabilities of $190,654.

For the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023

Our operating results for the nine months ended June 30, 2024 and 2023 are summarized as follows:

	Nine months ended
	June 30,
	2024	2023	Change	%
Revenues	$296,209	$193,088	$103,121	53%
Cost of revenue	228,225	150,664	77,561	51%
Gross Profit	67,984	42,424	25,560	60%
Gross Profit Percentage	23%	22%

Operating expense	507,521	578,229	(70,708)	(12)%
Operating loss	(439,537)	(535,805)	96,268	(18)%

Other expense	(1,281,756)	(161,677)	(1,120,079)	692%
Net loss	$(1,721,293)	$(697,482)	$(1,023,811)	146%

Revenues for the nine months ended June 30, 2024, increased $103,121 from $193,088 for the period ending June 30, 2023, to $296,209 for the period ending June 30, 2024. This was due to a $118,186 increase in rental revenue and $28,237 increase in insurance revenue, offset by an increase of $43,302 in insurance lender payback costs.

We anticipate that, in 2024 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the nine months ended June 30, 2024, increased $77,561, from $150,664 for the period ending June 30, 2023, to $228,225 for the period ending June 30, 2024. This was primarily due to DIA fleet payments which increased alongside an increase in revenue.

Operating expenses for the nine months ended June 30, 2024, decreased $70,708 as compared to the nine months ended June 30, 2023. The decrease was primarily attributable to a decrease in salaries and payroll taxes of $6,855, professional fees of $41,923, software development costs of $6,024 and advertising and marketing expenses of $34,550, offset by an increase in general and administrative expenses of $18,644.

Loss from operations was $439,537 for the nine months ended June 30, 2024, as compared to $535,805 for the nine months ended June 30, 2023. The decrease of $96,268 was largely attributable to the decrease in operating expenses of $70,708 and an increase in gross profit of $25,560.

Other expenses for the nine months ended June 30, 2024, were $1,281,756, as compared to $161,677 for the nine months ended June 30, 2023. The increase of $1,120,079 is primarily attributable to increases in loss on change in fair value of derivative liabilities of $315,568, in interest expense of $576,560, related party interest expense of $4,105, and in amortization of debt discount of $223,846.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of June 30, 2024, and September 30, 2023.

Working Capital

	June 30,	September 30,
	2024	2023	Change	%
Cash	$3,422	$4,632	$(1,210)	(26)%

Current assets, net of restricted cash	$17,672	$16,216	$1,456	9%
Current liabilities	4,124,720	1,878,080	2,246,640	120%
Working capital (deficiency)	$(4,107,048)	$(1,861,864)	$(2,245,184)	121%

As of June 30, 2024, our working capital deficiency increased $2,245,184 as compared to September 30, 2023. This was primarily attributable to a $2,246,640 increase in current liabilities.

Cash Flow Data:

	Nine months ended
	June 30,
	2024	2023	Change
Cash provided by (used in) operating activities	$(362,766)	$(366,356)	$(3,590)
Cash provided by (used in) investing activities	$(94,837)	$(72,872)	$(21,965)
Cash provided by (used in) financing activities	$437,834	$342,902	$94,932
Net Change in Cash and Restricted Cash	$(19,769)	$(96,326)	$76,557

Cash Flows from Operating Activities

During the nine months ended June 30, 2024, we did not generate positive cash flows from operating activities. For the nine months ended June 30, 2024, net cash flows used in operating activities was $362,766, consisting of a net loss of $1,721,293, a loss on change in fair value of derivative liability of $271,039, and decreased by amortization debt discount of $296,397, depreciation and amortization of $28,486, financing fee of $484,197 and a change in operating assets and liabilities of $278,408.

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

Cash Flows from Investing Activities

During the nine months ended June 30, 2024, the Company used $94,837 cash from investing activities to purchase vehicles for its rental fleet.

During the nine months ended June 30, 2023, the Company used cash for the purchased two vehicles for $67,039 and website development costs of $5,833.

Cash Flows from Financing Activities

During the nine months ended June 30, 2024, the Company generated $437,834 from financing activities including proceeds of $182,740 from the issuance of promissory notes, $477,064 from the issuance of convertible promissory notes and proceeds from the sale of common stock of $15,000 which was partially offset by $87,121 for repayment of promissory notes and payment for debt issuance costs of $149,849.

During the nine months ended June 30, 2023, the Company generated $261,500 from the issuance of convertible notes, $50,000 from the issuance of promissory notes - related parties, $12,500 from issuance of promissory notes, $35,982 from the issuance of notes payable, repaid $14,443 on the notes payable and payment for debt issuance costs of $2,637.

Going Concern

As of June 30, 2024, the Company had a net loss of $1,721,293, accumulated deficit of $5,032,189 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the ensuing twelve months.

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

During the periods ended June 30, 2024 and 2023, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of June 30, 2024 and September 30, 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $759 and $7,233, respectively.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of June 30, 2024 using:
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,387,303	$—	$—	$1,387,303

		Fair Value Measurements as of September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,317	$—	$—	$1,317

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of June 30, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of June 30, 2024, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of June 30, 2024, due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 13, 2024, the Company sold 750,000 shares of its common stock to an accredited investor for gross proceeds of $15,000. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000 (net of an original issuance discount of $20,000), and the issuance of 125,000 warrants (see Note 5). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability (see Note 8) and debt discount. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note. Effective June 3, 2024 and June 16, 2024, these two secured promissory notes went into default, respectively.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

DRIVEITAWAY HOLDINGS, INC.

Date: August 26, 2024	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: August 26, 2024	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA, Chief Financial Officer
(Principal Financial and Accounting Officer)