Form 10-Q/A
period 2024-06-30
Driveitaway Holdings, Inc.
filed 2025-02-24
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

As of February 24, 2025, there were 113,951,722 shares of common stock outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company”, the “Group’ or “our company” are to Driveitaway Holdings, Inc., unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on August 26, 2024 (the “Original Filing”) to restate its unaudited condensed consolidated interim financial statements as of and for the nine months ended June 30, 2024.

During the preparation of the Company’s audited consolidated financial statements for the year ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

For the nine months ended June 30, 2024, common stock issued as a commitment fee in conjunction with the placement of notes payable were recorded at par value rather than at fair market value. This error resulted in the misstatement of stockholders equity and deferred financing costs. In addition, amortization of deferred financing costs was calculated on the erroneous value. In addition, certain of the assumptions used to calculated derivative liabilities were incorrect. The correction of this error resulted in changes in debt discounts and amortization thereon and the change in value of the derivative liability. Such errors has resulted in the misstatements of “deferred financing costs”, “notes payable”, “derivative liability”, “additional paid-in capital” and “accumulated deficit” as of June 30, 2024, and the misstatements of “gain on change in fair value of derivative liability”, “amortization of debt discount”, “amortization of deferred financing costs”, “interest expense”, and “net loss” for the three and nine months ended June 30, 2024. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in stockholders’ equity and statement of cash flows.

Therefore, on February 24, 2025, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that (i) the Company’s unaudited condensed consolidated interim financial statements as of and for the three and nine months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on August 26, 2024 (the “Q3 10-Q”), should no longer be relied upon due to the misstatements described above.

As such, the Company is filing this Amendment No. 1 to the Q3 10-Q to restate its unaudited condensed consolidated interim financial statements as of and for the three and nine months ended June 30, 2024.

After re-evaluation, the Company’s management has concluded that the errors arose due to its previously reported material weaknesses in the Company’s internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes, including ineffective monitoring activities to assess the operation of internal control over financial reporting and lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The only changes to the Q3 10-Q are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Q3 10-Q and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Q3 10-Q was filed, and we have not undertaken to amend, update or change any information contained in the Q3 10-Q to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Q3 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

Page

Condensed Consolidated Balance Sheets as of June 30, 2024 (Unaudited) and September 30, 2023 (As Restated)	F-2

Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2024 and June 30, 2023 (Unaudited) (As Restated)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended June 30, 2024 and June 30, 2023 (Unaudited) (As Restated)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and June 30, 2023 (Unaudited) (As Restated)	F-5

Notes to the Condensed Consolidated Financial Statements (Unaudited) (As Restated)	F-6

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2024	2023
	(Unaudited) (As Restated)
Assets
Current assets
Cash	$3,422	$4,632
Restricted cash	—	18,559
Accounts receivable, net	12,533	11,584
Prepaid expenses	1,717	—
Total current assets	17,672	34,775

Deferred financing costs, net	406,543	—
Fixed assets, net	254,635	184,228
Intangible assets, net	7,731	11,787
Total Assets	$686,581	$230,790

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$841,632	$662,345
Accrued interest – related parties	10,784	4,918
Deferred revenue	759	7,233
Customer deposits	1,339	2,234
Due to related parties	25,080	25,080
Current portion of SBA Loan	2,430	2,363
Promissory notes payable, net of debt discount	22,211	27,437
Promissory notes payable, in default	20,000	12,500
Promissory notes payable - related parties, in default	42,500	50,000
Convertible notes payable, net of debt discount	1,386,628	1,082,654
Convertible notes payable in default	250,000	—
Derivative liability	1,398,982	1,317
Total Current Liabilities	4,002,345	1,878,080

SBA Loan - noncurrent	115,008	114,700
Promissory note payable - noncurrent, net of debt discount	15,735	175,720
Promissory notes payable - noncurrent	82,957	16,649
Total Liabilities	4,216,045	2,185,149

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 113,301,722 shares issued and 106,551,722 outstanding at June 30, 2024 and September 30, 2023, respectively	11,331	10,656
Additional paid in capital	1,498,332	1,364,007
Treasury stock, at cost - 15,100 shares at June 30, 2024 and September 30, 2023	(18,126)	(18,126)
Accumulated deficit	(5,021,001)	(3,310,896)
Total Stockholders’ Deficit	(3,529,464)	(1,954,359)
Total Liabilities and Stockholders’ Deficit	$686,581	$230,790

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2024 (As Restated)	2023	2024 (As Restated)	2023
Revenues	$106,871	$78,005	$296,595	$193,088
Cost of Goods Sold	63,043	64,114	228,225	150,664
Gross Profit (Loss)	43,828	13,891	68,370	42,424

Operating Expenses
Salaries and payroll taxes	61,520	44,625	195,270	202,125
Professional fees	21,075	55,000	130,624	234,183
General and administrative	44,308	22,481	79,133	60,489
Software development	10,440	13,710	36,570	42,594
Advertising and marketing	1,500	387	4,288	38,838
Total Operating Expenses	138,843	136,203	445,885	578,229

Operating Loss	(95,015)	(122,312)	(377,515)	(535,805)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	163,586	47,725	(345,832)	44,529
Amortization debt discount	(127,477)	(30,576)	(289,528)	(72,551)
Amortization of deferred financing costs	(43,456)	—	(43,456)	—
Interest expense	(414,588)	(50,036)	(647,399)	(131,133)
Interest expense - related parties	(1,897)	(1,896)	(6,375)	(2,522)
Total Other Income (Expense)	(423,832)	(34,783)	(1,332,590)	(161,677)

Income / (Loss) Before Income Tax	(518,847)	(157,095)	(1,710,105)	(697,482)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(518,847)	$(157,095)	$(1,710,105)	$(697,482)

Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	112,309,964	106,536,622	109,139,313	106,412,080

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Nine Months Ended June 30, 2024

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

Net loss	—	—	—	—	—	(715,429)	(715,429)
Balance - December 31, 2023	106,551,722	10,656	1,364,007	(15,100)	(18,126)	(4,026,325)	(2,669,788)
Common stock issued in connection with promissory note	5,000,000	500	49,500	—	—	—	50,000
Net loss	—	—	—	—	—	(475,829)	(475,829)
Balance – March 31, 2024	111,551,722	11,156	1,413,507	(15,100)	(18,126)	(4,502,154)	(3,095,617)
Common stock issued in connection with promissory note	1,000,000	100	69,900	—	—	—	70,000
Common stock issued for cash	750,000	75	14,925	—	—	—	15,000
Net income	—	—	—	—	—	(518,847)	(518,847)
Balance – June 30, 2024 (As Restated)	113,301,722	$11,331	$1,498,332	(15,100)	$(18,126)	$(5,021,001)	$(3,529,464)

For the Nine Months Ended June 30, 2023

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2022	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)

Common stock issued in connection with promissory note	1,000,000	100	1,409	—	—	—	1,509
Stock based compensation	250,000	25	14,975	—	—	—	15,000
Net loss	—	—	—	—	—	(721,008)	(721,008)
Balance - December 31, 2022	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(3,101,767)	(1,803,721)
Net income	—	—	—	—	—	180,621	180,621
Balance – March 31, 2023	106,551,722	10,656	1,305,516	(15,100)	(18,126)	(2,921,146)	(1,623,100)
Net income	—	—	—	—	—	(157,095)	(157,095)
Balance - June 30, 2023	106,551,722	$10,656	$1,305,516	(15,100)	$(18,126)	$(3,078,241)	$(1,780,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	June 30,
	2024 (As Restated)	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,710,105)	$(697,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	15,000
(Gain) loss on change in fair value of derivative liability	345,832	(44,529)
Amortization and depreciation	28,486	27,313
Financing Fee	43,456	—
Amortization of debt discount	289,528	72,551
Changes in operating assets and liabilities:
Prepaid expenses	(1,717)	(1,804)
Due to related party	—	25,000
Accounts receivable	(949)	(8,354)
Customer deposits	(895)	—
Deferred revenue	(6,474)	6,051
Accounts payable and accrued liabilities	176,925	237,376
Accrued liabilities- related party	5,866	2,522
Net Cash used in Operating Activities	(830,047)	(366,356)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of website development	—	(5,833)
Purchase of vehicles	(94,837)	(67,039)
Net Cash used in Investing Activities	(94,837)	(72,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable and notes payable	941,675	297,482
Proceeds from the sale of common stock for cash	15,000	—
Proceeds from promissory notes payable – related parties	—	50,000
Proceeds from promissory debt	—	12,500
Repayment of promissory notes payable	(51,560)	(14,443)
Debt issuance costs	—	(2,637)
Net Cash provided by Financing Activities	905,115	342,902

Net change in cash and restricted cash	(19,769)	(96,326)
Cash and restricted cash, beginning of period	23,191	127,109
Cash and restricted cash, end of period	$3,422	$30,783

Supplemental cash flow information
Cash paid for interest	$8,219	$49,539
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Common stock in connection with promissory note	$120,000	$1,509
Recognition of derivative liability as debt discount	$200,750	$48,428
Prepaid expenses reclassified to website development	$—	$10,498
Debt discount in connection with original issue discount notes	$28,000	$23,500
Deferred offering costs in connection with promissory note	$449,999	$—
Amortization of deferred offering costs to debt discount	$43,456	$—
Reclassification of Promissory notes payable - related parties to Promissory notes payable	$7,500	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended June 30, 2024, the Company had a net loss of $1,710,105 and cash used in operating activities of $830,047. As of June 30, 2024, the Company had an accumulated deficit of $5,021,001. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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

(As Restated)

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

Restatement to Previously Reported Financial Statements

Impact to the unaudited condensed consolidated balance sheet as of June 30, 2024
	As reported	Adjustments	As restated

Deferred financing costs, net	$445,684	$(39,141)	$406,543
Total assets	$725,722	$(39,141)	$686,581

Accounts payable and accrued liabilities	$947,284	$(105,652)	$841,632
Promissory notes payable, net of debt discount	12,835	(12,835)	—
Convertible notes payable, net of debt discount	1,426,836	(40,208)	1,386,628
Derivative liability	1,387,303	11,679	1,398,682
Total current liabilities	4,124,720	(122,375)	4,002,345
SBA Loan - non current	114,700	308	115,008
Convertible note payable - noncurrent, net			15,735
Promissory notes payable - concurrent	120,112	(37,155)	82,957
Total liabilities	$4,359,532	$(143,487)	$4,216,045

Additional paid in capital	$1,405,174	$93,158	$1,498,332
Total stockholders’ deficit	$(3,633,810)	$104,346	$(3,529,464)

Impact to the unaudited condensed consolidated statement of operations for the three months ended June 30, 2024

	As reported	Adjustments	As restated
Gain (loss) on change in fair value of derivative liability	$238,379	$(74,793)	$163,586
Amortization debt discount	(134,346)	6,869	(127,477)
Amortization of deferred financing costs	—	(43,456)	(43,456)
Interest expense	(505,676)	91,088	(4,145,880)
Interest expense - related parties	(2,149)	252	(1,897)
Net loss	$(529,649)	$10,802	$(518,847)

Net loss per share of common stock:
Basic and diluted	$—	$—	$—

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
Unaudited

(As Restated)

Impact to the unaudited condensed consolidated statement of operations for the nine months ended June 30, 2024

	As reported	Adjustments	As restated
Gain (loss) on change in fair value of derivative liability	$(271,039)	$(74,793)	$(345,832)
Amortization debt discount	(296,397)	6,869	(289,528)
Amortization of deferred financing costs	—	(43,456)	(43,456)
Interest expense	(707,693)	60,294	(647,399)
Interest expense - related parties	(6,627)	252	(6,375)
Net loss	$(1,721,293)	$11,188	$(1,710,105)

Net loss per share of common stock:
Basic and diluted	$(0.02)	$—	$(0.02)

Impact to the unaudited condensed consolidated statement of changes in stockholders’ equity for the three months ended June 30, 2024

	As reported	Adjustments	As restated
Net income	$(529,649)	$10,802	$(518,847)
Additional paid in capital	1,405,174	93,158	1,498,332
Accumulated deficit	(5,032,189)	11,188	(5,021,001)
Total stockholders’ deficit	$(3,633,810)	$104,346	$(3,529,464)

Impact to the unaudited condensed consolidated statement of changes in stockholders’ equity for the nine months ended June 30, 2024

	As reported	Adjustments	As restated
Net income	$(1,721,293)	$11,188	$(1,710,105)
Additional paid in capital	1,405,174	93,158	1,498,332
Accumulated deficit	(5,032,189)	11,188	(5,021,001)
Total stockholders’ deficit	$(3,633,810)	$104,346	$(3,529,464)

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2024
Unaudited

(As Restated)

Impact to the unaudited condensed consolidated statement of cash flows for the nine months ended June 30, 2024

	As reported	Adjustments	As restated
Net loss	$(1,721,293)	$11,188	$(1,710,105)

Adjustments to reconcile net income to cash used in operating activities:
Gain (loss) on change in fair value of derivative liability	271,039	(616,871)	(345,832)
Amortization debt discount	296,397	(6,869)	289,528
Amortization of deferred financing costs		—
Financing fee	484,197	(440,741)	43,456
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	282,577	(105,652)	176,925
Net cash used in operating activities	(362,766)	(447,768)	(830,047)
Cash flows from financing activities:
Proceeds from convertible notes payable and notes payable	659,804	281,871	941,675
Repayment of promissory notes payable	(87,121)	35,561	(51,560)
Net cash provided by financing activities	$437,834	$467,281	$905,115

Non-cash investing and financing transactions:
Common stock in connection with promissory note	$26,842	$93,158	$120,000
Recognition of derivative liability as debt discount	$200,750	$(200,750)	$—
Deferred offering costs in connection with promissory note	$477,500	$(27,501)	$449,999
Amortization of deferred offering costs to debt discount	$31,816	$11,640	$43,456

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

(As Restated)

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

(As Restated)

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at June 30, 2024 using:
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,398,982	$—	$—	$1,398,982

		Fair Value Measurements at September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,317	$—	$—	$1,317

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

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

(As Restated)

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

(As Restated)

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

During the nine months ended June 30, 2024 and 2023, the Company recorded related party interest expense of $6,365 and $2,522 respectively.

As of June 30, 2024 and September 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and $50,000 respectively, and owed unpaid interest of $10,784 and $4,918, respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

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

(As Restated)

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

As of June 30, 2024 and September 30, 2023, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

During the nine months ended June 30, 2024, the Company:

●	issued 5,000,000 shares of common stock valued at $50,000 for commitment fees in conjunction with the issuance of a promissory note of $140,000

●	issued 1,000,000 shares of common stock valued at $70,000 for commitment fees in conjunction with the issuance of a promissory note in the amount of $63,000

●	issued 750,000 shares of common stock to a private investor for gross proceeds of $15,000

During the nine months ended June 30, 2023, the Company had the following common stock activity:

●	1,000,000 shares of common stock valued at $1,509 for commitment fees in conjunction with the issuance of promissory note of $750,000.

●	250,000 shares of common stock valued at $15,000, for consulting services, based on the fair market value of the shares on the grant date.

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

(As Restated)

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

(As Restated)

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the nine months ended June 30, 2024 and 2023, the Company recorded interest expense of $3,271 and $3,188, respectively, on the SBA Loan and as of June 30, 2024 and September 30, 2023, the accrued interest on the SBA Loan was $4,899 and $6,780, respectively. As of June 30, 2024 and September 30, 2023 the outstanding principal of SBA Loan was $117,438.

The following represents the future aggregate maturities of the Company’s SBA Loan as of June 30, 2024, for each of the five (5) succeeding years and thereafter as follows:

X`
Fiscal year ending September 30,	Amount
2024 (remaining)	$—
2025	—
2026	571
2027	2,430
2028	2,431
Thereafter	109,575
Total	$117,438

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

(As Restated)

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

The following represents the future aggregate maturities as of June 30, 2024 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2024 (remaining)	8,583
2025	7,152
Total	$15,735

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

(As Restated)

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

As of June 30, 2024, the Company has drawn $77,766 on the Promissory Note and $47,500 in deferred offering costs for broker and legal fees, and recognized $1,918 in interest expense during the nine months ended June 30, 2024. The amount of interest accrued on the Promissory note was $3,089 as of June 30, 2024. The Company also recorded a discount of $47,500 in conjunction with the draws taken on the Promissory Note. During the nine months ended June 30, 2024, the Company amortized $5,191 of debt discount. This resulted in a debt discount balance of $42,309 and a principal balance of $125,266, for a net promissory notes payable balance of $82,957 as of June 30, 2024.

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

The maturity date of the AJB Note was extended to February 25, 2025. The AJB Note bears interest at 10% per annum for the original note’s period and 12% per annum for extension period which was started from August 24, 2022, and it is payable on the first of each month beginning April 1, 2022. The Company may prepay the AJB Note at any time without penalty.

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

(As Restated)

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

On February 10, 2023, the Company entered into second amendment with AJB by increasing the original principal of the note by $85,000, which increased the restricted cash balance to be used for payments for professional services, replacing the original 1,000,000 warrants with an exercise price of $0.30 with 2,000,000 warrants with an exercise price of $0.05 and extending the maturity date of the note to May 24, 2023. Subsequent to period end the maturity date of the note was extended to February 25, 2025. The Company determined the extension of cash and modification to other terms met the conditions of a debt extinguishment; therefore, the Company recorded a loss on extinguishment of debt for the total amount of $36,313 included in other income (expenses) within the accompanying statement of operation.

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

The maturity date of the AJB Note is February 25, 2025. The AJB Note bears interest at 10% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

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

The maturity date of the AJB Note is February 25, 2025. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

The maturity date of the AJB Note is February 25, 2025. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of 1,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception. The Company also issued to AJB common stock purchase warrants (the “May 2024 warrants”) to purchase 5,000,000 shares of the Company’s common stock for a nominal exercise price of $0.00001 per share. The May 2024 warrants may be exercised at any time on or after May 28, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $348,500 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $63,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received of $298,500 was recognized as interest expense.

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

The maturity date of the AJB Note is February 25, 2025. The AJB Note bears interest at 15% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of a warrant to purchase 5,000,000 unregistered shares of the Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,500 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note of $87,500 was recorded as interest expense.

During the nine months ended June 30, 2023, the Company recorded interest expense of $72,217, additional debt discount of $26,478, amortization of debt discount of $25,902, a loss on change in fair value of derivative liability of $(272,161) for the guarantee and warrants and repaid $31,042 of interest.

During the nine months ended June 30, 2024, the Company recorded interest expense of $587,415, additional debt discount of $362,564, amortization of debt discount of $233,483, and a loss on change in fair value of derivative liability of $97,829 for the guarantee and warrants. As of June 30, 2024 and September 30, 2023, the derivative liability was $1,044,059 and $663 for the guarantee and warrants, the debt discount recorded on the note was $120,183 and $0, the note payable principal was $1,337,064 and $860,000, and the Company owed accrued interest of $171,775 and $68,562.

Effective February 14, 2023, the Company went into default on the AJB Note, however the lender waived all default provisions through February 25, 2025 therefore no default interest or penalties were incurred during the nine months ended June 30, 2024 and the AJB note was not convertible as of June 30, 2024.

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

(As Restated)

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

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of June 30, 2024 and September 30, 2024 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending:	June 30,	September 30,
	Amount	Amount
2024 (remaining)	$1,386,628	$1,082,654
2025	15,735	175,720
Total	$1,402,363	$1,258,374

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2024

Unaudited

(As Restated)

	Nine months ended	Year Ended
	June 30,	September 30,
	2024	2023
Expected term	0.01-3.67 years *	0.68 -5.01 years
Expected average volatility	188% - 408%	111% - 372%
Expected dividend yield	—	—
Risk-free interest rate	3.60% - 4.33% %	3.93% - 5.03%

*	20,000,000 warrants issued during the nine months ended June 30, 2024 do not have an expiration date.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the nine months ended June 30, 2024:

Derivative liability balance - September 30, 2023	$1,317
Addition of new derivatives recognized as debt discounts	1,743,497
Loss on change in fair value of the derivative	345,832
Derivative liability balance - June 30, 2024	$1,398,982

Note 9 – Subsequent Events

Common Stock

In July 2024, the Company issued 400,000 shares of its common stock to four accredited investors for $8,000 in gross proceeds.

On November 25, 2024, the Company issued 250,000 shares of its common stock to an accredited investor for $5,000 in gross proceeds.

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

On November 19, 2024, the Company entered into a loan agreement with an existing note holder for a promissory note with a face value of $77,700 and an original issue discount of $7,614. The loan is due on May 20, 2026.

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

On October 24, 2024, the Company entered into an agreement with Free2Move North America, Inc. (Free2Move) to become an operator of Free2Moves vehicle network. Free2Move, owned by the vehicle manufacturer Stellantis, has a fleet lease program designed for companies like DriveItAway, that operate subscription rental vehicle services, with preferred fleet lease terms, for both interest carrying costs and residual value, for all Stellantis (Jeep, Dodge, Ram, Chrysler, Alfa Romeo) vehicles.

To date, the Company has two vehicles on the Free2Move program on a pilot, and anticipates having many more Free2Move lease vehicles in the future.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2024, compared to the three months ended June 30, 2023

Our operating results for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Three months ended
	June 30,
	2024	2023	Change	%
Revenues	$106,871	$78,005	$28,866	37%
Cost of revenue	63,043	64,114	(1,071)	(2)%
Gross Profit	43,828	13,891	29,937	216%
Gross Profit Percentage	41%	18%

Operating expense	138,843	136,203	2,640	2%
Operating loss	(95,015)	(122,312)	27,297	(22)%

Other (income) / expense	(423,832)	(34,783)	(389,049)	1119%
Net income (loss)	$(518,847)	$(157,095)	$(361,752)	230%

Revenues for the three months ended June 30, 2024, increased $28,866 from $78,005 for the period ending June 30, 2023, to $106,871 for the period ending June 30, 2024. This was due to a $32,394 increase in rental revenue and insurance revenue.

We anticipate that, in 2024 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended June 30, 2024, decreased $1,071 , from $64,114 for the period ending June 30, 2023, to $63,043 for the period ending June 30, 2024.

Operating expenses for the three months ended June 30, 2024, increased $2,640 as compared to the three months ended June 30, 2023. The increase was primarily attributable to increases in salaries and payroll taxes of $16,895, general and administrative of $21,827, and advertising and marketing expenses of $1,113, offset by decreases in software development of $3,270 and professional fees of $33,925 .

Loss from operations was $95,015 for the three months ended June 30, 2024, as compared to a loss from operations of $122,312 for the three months ended June 30, 2023. The decrease of $27,297 was primarily due decreases in professional fees of $33,925 and software development costs of $3,270.

Other expense for the three months ended June 30, 2024, was $423,832, as compared to net other expense of $34,783 for the three months ended June 30, 2023. The increase of $389,049 is primarily attributable to increases in interest expense of $364,552, related party interest expense of $1, in amortization of debt discount of $96,901, and offset by a change in fair value of derivative liabilities of $115,861.

For the nine months ended June 30, 2024, compared to the nine months ended June 30, 2023

Our operating results for the nine months ended June 30, 2024 and 2023 are summarized as follows:

	Nine months ended
	June 30,
	2024	2023	Change	%
Revenues	$296,595	$193,088	$103,507	54%
Cost of revenue	228,225	150,664	77,561	51%
Gross Profit	68,370	42,424	25,946	61%
Gross Profit Percentage	23%	22%

Operating expense	445,885	578,229	(132,344)	(23)%
Operating loss	(377,515)	(535,805)	158,290	(30)%

Other expense	(1,332,590)	(161,677)	(1,170,913)	724%
Net loss	$(1,710,105)	$(697,482)	$(1,012,623)	145%

Revenues for the nine months ended June 30, 2024, increased $103,507 from $193,088 for the period ending June 30, 2023, to $296,595 for the period ending June 30, 2024. This was due to a $118,186 increase in rental revenue and $28,237 increase in insurance revenue, offset by an increase of $42,916 in insurance lender payback costs.

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

Operating expenses for the nine months ended June 30, 2024, decreased $132,344 as compared to the nine months ended June 30, 2023. The decrease was primarily attributable to decreases in salaries and payroll taxes of $6,855, professional fees of $103,559, software development costs of $6,024 and advertising and marketing expenses of $34,550, and an increase in general and administrative expenses of $18,644.

Loss from operations was $377,515 for the nine months ended June 30, 2024, as compared to $535,805 for the nine months ended June 30, 2023. The decrease of $158,290 was largely attributable to the decrease in operating expenses of $132,344 and an increase in gross profit of $25,946.

Other expenses for the nine months ended June 30, 2024, were $1,332,590, as compared to $161,677 for the nine months ended June 30, 2023. The increase of $1,170,913 is primarily attributable to increases in loss on change in fair value of derivative liabilities of $390,361, in interest expense of $516,266, related party interest expense of $3,853, and in amortization of debt discount of $216,977.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of June 30, 2024, and September 30, 2023.

Working Capital

	June 30,	September 30,
	2024	2023	Change	%
Cash	$3,422	$4,632	$(1,210)	(26)%

Current assets, net of restricted cash	$17,672	$16,216	$1,456	9%
Current liabilities	4,002,345	1,878,080	2,124,265	113%
Working capital (deficiency)	$(3,984,673)	$(1,861,864)	$(2,122,809)	114%

As of June 30, 2024, our working capital deficiency increased $2,122,809 as compared to September 30, 2023. This was primarily attributable to a $2,124,265 increase in current liabilities.

Cash Flow Data:

	Nine months ended
	June 30,
	2024	2023	Change
Cash provided by (used in) operating activities	$(830,047)	$(366,356)	$(463,691)
Cash provided by (used in) investing activities	$(94,837)	$(72,872)	$(21,965)
Cash provided by (used in) financing activities	$905,115	$342,902	$562,213
Net Change in Cash and Restricted Cash	$(19,769)	$(96,326)	$76,557

Cash Flows from Operating Activities

During the nine months ended June 30, 2024, we did not generate positive cash flows from operating activities. For the nine months ended June 30, 2024, net cash flows used in operating activities was $830,047, consisting of a net loss of $1,710,105, a loss on change in fair value of derivative liability of $345,832, and decreased by amortization debt discount of $289,528, depreciation and amortization of $28,486, financing fee of $43,456 and a change in operating assets and liabilities of $172,756.

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

Cash Flows from Financing Activities

During the nine months ended June 30, 2024, the Company generated $905,115 from financing activities including proceeds of $941,675 from the issuance of convertible promissory notes and promissory notes and related debt discounts, and proceeds from the sale of common stock of $15,000 which was partially offset by $51,560 for repayment of promissory notes.

During the nine months ended June 30, 2023, the Company generated $261,500 from the issuance of convertible notes, $50,000 from the issuance of promissory notes - related parties, $12,500 from issuance of promissory notes, $35,982 from the issuance of notes payable, repaid $14,443 on the notes payable and payment for debt issuance costs of $2,637.

Going Concern

As of June 30, 2024, the Company had a net loss of $1,710,105, accumulated deficit of $5,021,001 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the ensuing twelve months.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of June 30, 2024 using:
	June 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,398,628	$—	$—	$1,398,628

		Fair Value Measurements as of September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,317	$—	$—	$1,317

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

DRIVEITAWAY HOLDINGS, INC.

Date: February 24, 2025	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2025	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA, Chief Financial Officer
(Principal Financial and Accounting Officer)