Form 10-K
period 2024-09-30
Driveitaway Holdings, Inc.
filed 2025-02-24
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2024 was $1,547,437 based on the closing price of $0.057 of the Company’s common stock as quoted on the OTCQB Marketplace on that date.

As of February 24, 2025, there are 113,951,722 shares of common stock of the registrant outstanding.

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

Our Business

We have developed a consumer-facing app and Web-based platform that allows any automotive retailer the ability to provide a subscription to ownership “flexible-lease” model for any consumer, regardless of down payment or credit history, or for those who just do not want to make an immediate long term financial commitment, in an easy, transparent, and risk-free way for both the consumer and the retailer.

Under our “Drive Now, Decide Later” mantra, any consumer, regardless of credit, can go on our app, select a vehicle, sign for and pick it up, once approved, and have the subscription deal consummated in a matter of minutes. Unlike a vehicle sale or lease, a candidate that passes our detailed screening can be driving without making any long-term financial commitment, for as long as he/she wants, in the vehicle of choice. While there is really no such thing as “digital retailing” for the sale or lease of a vehicle in the U.S. today, as all states require actual “wet ink” signatures for documents either sent to the buyer or signed at a dealership, documents for a rental or subscription can all be legally signed digitally, so this process is quick, easy and can all be consummated in our app – with the vehicle delivered to the candidate. We are true digital retailing for the automotive industry.

Unlike rental car companies, or even subscription companies available to US and Canadian consumers today, a DriveItAway vehicle subscription program is differentiated with one vital element, all of our drivers are given the option to buy the vehicle they are subscribing to, with the portion of the money they are paying in as rental fees “writing down” the purchase price, should they choose to buy. All drivers have the right, but not the obligation, to buy at any time, and get the benefit of his or her specific vehicle’s reduced purchase price created by the payments they have made for vehicle usage.

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

We use a technology partner to extensively screen our applicants through a digital process for background and identity, driving history and insurance risk, income verification, etc., but we do not require any threshold credit score. As long as an applicant has a clean driving record and adequate income, etc., he/she can qualify for one of our vehicles. In the current environment, the average new vehicle is selling for approximately $47,000 dollars while the average used vehicle is selling for approximately $28,000 with an average six-year payment of over $716. Our average vehicle usage/rental fees are priced a little higher (between $150-225 a week, not counting insurance) on a subscription, but our driver is writing down the ultimate purchase price with his/her usage payments while driving, and most all are working towards a buyout – when the amount written down is low enough that he/she can successfully finance the purchase. As our mission is defined, we get our credit-challenged customers off of the “gerbil wheel” of never-ending payments, and out of vehicles that break down before the payments are finished.

In general, as banks and finance organizations are tightening up credit policies and increasing down payment requirements, particularly for subprime and deep subprime buyers as auto loan delinquencies increase, while vehicles have become higher in price relative to income, we see vehicle subscriptions at the same trajectory of growth today as consumer vehicle leasing was 25-30 years ago: a small percentage of “sales” now, but high growth in the years to come. We see our unique flexible lease to ownership model as the best subscription program for all consumers, as it offers the best of both the “walk away” ability of a turnkey monthly rental, but with the advantage of benefiting from the monthly usage payment reduction, should the driver choose to buy.

DriveItAway works with franchise and larger independent dealers (not with Buy Here/Pay Here stores), and is primarily a turnkey subscription dealer platform, although we do act as principal in many cases owning our own vehicles, always serviced and delivered by our car dealership partners. This both creates revenue for DriveItAway, and demonstrates, in an “open book” environment, how dealers can best use our technology as software as a service, to run their own program, as DriveItAway was created to offer. During 2024, we secured a 2 million dollar line of credit to expand operating our own company owned vehicles. We also acquired inventory in the past year from a large under a fleet lease agreement with a large national fleet owner. This allows the company to scale rapidly in many locations, without the burden of fixed overhead or personnel expenses.

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

One note, our entire program is focused on keeping our subscribers who want to buy “on the rails” and that is made clear at inception. We work with our subscribers to help each achieve their goal of vehicle ownership. We counsel all of our subscribers that, indeed, one of the benefits of being in a weekly/monthly subscription is the fact that no long-term commitment is made, so if his/her financial situation changes and the vehicle is no longer affordable, simply turn it in (each is paying in advance), and preserve the ability to come back for a new vehicle in the future.

Very clearly, without technology and integrations available in the last few years, a flexible lease to ownership platform such as DriveItAway could not exist. The fact that it does now, and we are introducing it into the market, enables us to achieve our mission to rationalize the one area of the automotive industry that has yet to become efficient and is filled with high-margin friction, the subprime and deep subprime Buy Here/Pay Here marketplace.

The EV Landscape

The DriveItAway program is uniquely designed to help alleviate the two biggest impediments to a mainstream or subprime EV sale, the higher cost (spread out over as long a period of time as required for our subscriber), and the “suitability” or anxiety of plunging into an EV sale.

While the future of federal EV new and used incentives is uncertain, what is clear is that the transition from internal combustion to electric vehicles will continue, but at a slower pace, and stimulated by new ways of ownership, one of which, we believe, will be the DriveItAway flexible lease program.

Also, during the past year used EV values continue to drop at a record pace, setting the stage for the DriveItAway platform to provide a turnkey profitable “safety valve” for a dealer’s used EV inventory creating income and sales. It is expected that in the coming quarters DriveItAway will also be able to leverage this dramatic drop in EV resale value by acting as principal in financing its own fleet of used EV vehicles and offering them at very affordable rates to its end user customers.

Getting EVs in mainstream consumer hands in a beneficial, profitable way for all constituencies, “EVs for Everyone,” is another problem that we solve.

Key Industry Tailwinds and Foundation for Future Growth

The year 2024 marked a dramatic shift in the automotive retail market, back to more “normal” conditions. Car dealers once again found themselves with an oversupply of vehicles, just as interest rates moved up to the highest level in decades, driving “floor plan” carrying costs much higher. At the same time, the average new and used vehicle sales prices did not come down significantly from historic highs of prior years, and finance institutions tightened credit and required higher down payment amounts, as delinquencies rose substantially. This has squeezed more and more “subprime” and “deep subprime” credit buyers out of the traditional market, leaving, again, few good personal vehicle purchase alternatives.

During this time, your Company has continued to lay the foundation for rapid future growth. As for the last one hundred and twenty or so years vehicles have been for sale, there has almost always been more “supply” than “demand,” we worked past the current market anomaly and we prepared for the future by continuing to develop the processes, technology, and relationships that we feel will make DriveItAway the high growth leader in its emerging market.

Highlights of the accomplishments of DriveItAway 2024 –

 · March 2024 – After a successful pilot test, DriveItAway announced its partnership with Partners Personnel, the 12th largest national staffing organization in the nation, to offer its micro-lease program to employees to help people get to work, as one of the largest employment problems for entry level employees is getting to and from the job, according to Kristy Gebhart, Regional Vice President and Chair for the Associate Resource Committee of Partners Personnel

· April 2024 – DriveItAway announced that automotive retailers can use the DriveItAway technology, with fleet credit line options provided by Westlake Fleet, part of Westlake Financial, providing a comprehensive package for a turnkey dealership-based flexible lease program

· May 2024 – DriveItAway secured a credit line of 2 million dollars, from a respected rental industry veteran, to fund its own fleet of vehicles for the DriveItAway platform, expanding its direct services and also serving as an introduction and demonstration to partner dealers on how the program works, to entice dealers to run their own fleet using DriveItAway technology

· July 2024 – DriveItAway announced a partnership with Corporate Claims Management, one of the oldest and largest independent comprehensive fleet service and accident management companies in the US, for national vehicle maintenance, mechanical service and accident management for driver-focused quality fleet care

· July 2024 – DriveItAway announced a partnership with Chapman Automotive Group, an eight location, multi-franchise dealership group in Pennsylvania and New Jersey, to supply new vehicles and to provide DriveItAway’s micro-lease to ownership program to Chapman store customers

· September 2024 – DriveItAway announced a partnership with AllShifts, one of the highest rated national healthcare staffing firms in the US, to help on-demand nurses get to the job

Long-Term Growth Strategy

 As macro developments of oversupply and affordability continue to create the automotive retail environment problems that the DriveItAway technology and platform was created to solve, and after creating the foundational relationships and technologies to scale, we look forward to further rapid growth and achievements in 2025.

Your Company has a number of goals to further growth and be ready to leverage what we see will be a massive waive towards alternative ways to drive and then buy new and used vehicles, particularly by younger buyers in the 18-34 age range, who need transportation but lack the cash, credit, or even desire to immediately make a long term financial commitment to own one.

First, we want to substantially increase our credit line to operate our own fleet of vehicles, to both increase revenues, continue to improve our technology, and act as an “open book” example to car dealers that are interested in using our platform as software-as-a-service to operate a fleet and expand sales and market share. We see this as a unique competitive advantage of DriveItAway, in partnering with dealers to supply our own fleet, to show completely how our program works – we don’t just offer SaaS, we put our “money where our mouth is” in demonstrating the returns and advantages. At root, we are designed for and remain an SaaS tool for dealers, but as any new innovation, the best sales process is live demonstration.

Second, we want to continue to make strong and deep industry alliances, not just with partner companies but with the best individuals in our sector of the market. In 2025, our goal is to have some of the best on a newly created Board of Advisors for your Company, and on our Board of Directors. Now that we have laid a firm foundation, we are looking for the best people to guide longer term strategy and growth, to fully leverage the massive opportunity we see before us.

Third, we want to open up the vast new market of small commercial (non-gig) customers. Up until now your company has focused demand for individuals, particularly those who need a vehicle to get to and from work, in 2025 our goal is to expand this market to those who use their SUV, truck or van to work, not in a gig or rideshare capacity, but as a small fleet vehicle.

There are over 3,275,000 vehicles used in small businesses in the US (Automotive News, March 2024), representing a market size of over $300B with anticipated growth CAGR of 5.59 during the next year (Precedence Research, Oct 2024). DriveItAway is now creating a strategic plan to address this large and fast-growing market with one of the leading experts in the fleet business, on how to address small commercial account needs with a flexible, pay as you go lease, with DriveItAway. As with subprime individuals, the credit criteria for conventional financing is very limited for these businesses, so DriveItAway sees a scalable, large opportunity to satisfy this need, in the same way it does for individuals, by de-risking the process for both the vehicle owner and the customer, that ultimately leads to more opportunity and sales.

Employees

As of September 30, 2024, we have 0 employees and 7 independent contractors. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

On April 1, 2022, the Company leased virtual office space at 3201 Market Street, Suite 200/201, Philadelphia, PA 19104 for its corporate office. The lease had a term of one year and was renewed on a month-to-month basis until August 2024, when the office was closed. The Company is not obligated to pay rent.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTC Pink under the symbol “DWAY”. The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2024 and 2023. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2024
First Quarter	$0.10	$0.0004
Second Quarter	$0.11	$0.0025
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.11	$0.04
Year ended September 30, 2023
First Quarter	$0.13	$0.03
Second Quarter	$0.13	$0.02
Third Quarter	$0.04	$0.02
Fourth Quarter	$0.04	$0.00

Holders

At February 24, 2025 , the Company had 113,951,722 outstanding shares of common stock and 143 shareholders of record.

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

Recent Sales of Unregistered Securities

In May 2024, the Company issued 750,000 shares of its common stock to an accredited investor for $15,000 in gross proceeds. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

In May 2024, the Company issued 1,000,000 shares of its common stock to a lender as a commitment fee. The fair market value of the common stock on the date of grant was $70,000. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

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

In November 2024, the Company issued 250,000 shares of its common stock to an accredited investor for $5,000 in gross proceeds. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

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

We did not repurchase any securities during the fiscal year ended September 30, 2024.

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

RESULTS OF OPERATIONS

For the year ended September 30, 2024, compared to year ended September 30, 2023

Our operating results for the years ended September 30, 2024 and 2023 are summarized as follows:

	Years Ended
	September 30,
	2024	2023	Change $	Change %
Revenues	$460,661	$307,284	$153,707	50%
Cost of revenue	322,730	238,763	83,967	35%
Gross Profit	138,261	68,521	69,740	102%
Operating expense	706,416	830,976	(124,560)	(15%)
Operating loss	(568,155)	(762,455)	194,300	(25%)

Other Income (expense)	(1,680,088)	(167,682)	(1,512,406)	(902%)
Net loss	$(2,248,243)	$(930,137)	$(1,318,106)	(142%)

Revenues for the year ended September 30, 2024 was $460,991, as compared to $307,284 for the year ended September 30, 2023, an increase of $153,707 primarily due to a $149,248 increase in rental revenue.

Operating expenses for the year ended September 30, 2024 were $706,416 as compared to $830,976 for the year ended September 30, 2023. The decrease of $124,560 was primarily attributable to a $29,730 decrease in salaries and payroll taxes, and a $94,664 decrease in professional fees.

Operating loss was $568,155 for the year ended September 30, 2024, as compared to $762,455 for the year ended September 30, 2023. The increase of $194,300 was largely attributable to a decrease in professional fees, salaries, and payroll taxes and a large increase in rental revenue.

Other income (expenses) for year ended September 30, 2024 were ($1,680,088), as compared to ($167,682) for the year ended September 30, 2023. The increase of $1,512,406 was attributable to increases in amortization debt discount of $271,667, change in fair value of derivative liability of $512,474, amortization of deferred financing costs of $201,236, and interest expense of $563,342.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of September 30, 2024 and 2023.

Working Capital

	September 30,	September 30,
	2024	2023	Change $
Cash	$33,588	$4,632	$28,956

Current assets, net of restricted cash	$37,996	$16,216	$21,780
Current liabilities	4,373,184	1,878,080	2,495,104
Working capital (deficiency)	$(4,335,188)	$(1,861,864)	$(2,473,324)

As of September 30, 2024 and September 30, 2023, our total current assets net of restricted cash were $37,996 and $16,216 which were comprised of $33,588 and $4,632 in cash, $1,438 and $11,584 in accounts receivable and $2,970 and $0 in prepaid expenses, respectively.

As of September 30, 2024, our current liabilities were $4,373,184 which were comprised of $994,270 in accounts payable and accrued liabilities, $12,752 in accrued interest – related party, $3,306 in deferred revenue, $1,339 in customer deposits, $25,080 in due to related party, $270,000 in promissory notes payable in default, $42,500 in promissory notes payable – related parties, $1,597,312 in convertible notes payable, and $1,386,014 in derivative liability. As of September 30, 2023 our current liabilities were $1,878,080  which were comprised of $664,707 in accounts payable and accrued liabilities, $4,918 in accrued interest – related party, $7,233 in deferred revenue, $2,234 in customer deposits, $25,080 in due to related party, $27,437 in promissory notes payable, $12,500 in promissory notes payable in default, $50,000 in promissory notes payable – related parties, $1,082,654 in convertible notes payable, and $1,317 in derivative liability.

As of September 30, 2024 and September 30, 2023, our working capital deficiency was $4,335,188 and $1,861,864, respectively.

Cash Flow Data:

	Years ended
	September 30,
	2024	2023	Change $
Cash used in operating activities	$(424,379)	$(445,105)	$20,726
Cash provided by (used in) investing activities	$(642,647)	$(72,872)	$(569,775)
Cash provided by financing activities	$1,077,423	$414,059	$663,364
Net Change in Cash and Restricted Cash	$10,397	$(103,918)	$114,315

Cash Flows from Operating Activities

During the year ended September 30, 2024 the company did not generate positive cash flows from operating activities. For the year ended September 30, 2024 net cash flows used in operating activities was $424,379 consisting of a net loss of $2,248,243, reduced by amortization debt discount of $393,964, amortization and depreciation of $57,324, gain on change in fair value of derivative liability of $342,751, amortization of deferred financing costs of $201,236, discount on lines of credit of $(85,000), addition to derivative liability of $686,102, discount on notes payable of $(112,246), and a change in operating assets and liabilities of $339,751.

During the year ended September 30, 2023 the company did not generate positive cash flows from operating activities. For the year ended September 30, 2023, net cash flows used in operating activities was $445,105 consisting of a net loss of $930,137, reduced by stock-based compensation expenses of $15,000, amortization debt discount of $122,279, depreciation of $36,783, a loss on debt extinguishment of $36,313, a change in operating assets and liabilities of $444,380, and gain on change in fair value of derivative liability of $169,723.

Cash Flows from Investing Activities

During the year ended September 30, 2024 the Company purchased 26 vehicles for $642,647.

During the year ended September 30, 2023 the Company purchased two vehicles for $67,039 and developed a website for a total of $5,833.

Cash Flows from Financing Activities

During the year ended September 30, 2024, the Company generated $23,000 from the sale of common stock, $100,000 from the sale of warrants, $454,250 from the issuance of notes payable, and $655,882 from lines of credit. These proceeds were partially offset by repayments on notes payable of $155,709.

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

Going Concern

As of September 30, 2024, the Company had a net loss of $2,248,243 accumulated deficit of $5,559,139 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2025.

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

During the years ended September 30, 2024 and 2023, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

The vehicle rental arrangements are over a fixed contracted period; therefore, the Company recognizes rental revenue ratably over the contract term. The Company analyzes the start dates of all contracts and allocates charges to customer credit cards for this service between revenue and deferred revenue at the end of each month.

Costs related to rental revenue include depreciation for Company owned vehicles and monthly lease payments when the vehicles are leased from a leasing company. The amount of revenue transferred to dealerships is treated as contra-revenue because the Company acts as an agent in these transactions resulting in only the Company’s revenue share being recognized.

The Pay-As-You-Go program manages or includes insurance. Fleet insurance is sometimes provided where the Company has a fleet policy and the driver is added to it when needed. In this case, the driver pays the cost of insurance as a separate payment in the system. This payment is a type of revenue. The Company pays the insurance company providing the coverage. This is a cost of goods sold. The Company also allows for drivers to bring their own insurance. The Company works with associated insurance brokers to write a policy for the customer for that vehicle and a separate finance company that pays for the policy in full. The Company acts as trustee in collecting installments and transferring them to the finance company. Collected payments are treated as a revenue and transfers to the finance company are treated as contra-revenue because the Company acts as an agent in these transactions. Lastly, in markets where the Company cannot support this program, drivers are allowed to bring their own insurance and pay it directly themselves with no involvement of the Company. No revenue is collected or recognized in this instance. Because any insurance revenue is collected at contract inception and covers the fixed contract period the Company recognizes insurance revenue ratably over the contract term and allocates charges to customer credit cards for this service between revenue and deferred revenue at the end of each month.

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of September 30, 2024 and 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $3,306 and $7,233, respectively.

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

SEPTEMBER 30, 2024 and 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

DriveItAway Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DriveItAway Holdings, Inc. as of September 30, 2023, and the related consolidated statements of operations, changes in stockholder’s deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of DriveItAway Holdings, Inc. as of September 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations, has a net capital deficiency, and has not established sufficient revenue to cover its operating costs, therefore will require additional capital to continue operations. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to DriveItAway Holdings, Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Complex Debt Transaction

During the year under audit the Company entered into multiple amendments to their convertible note with AJB Capital Investments, LLC (see Note 7) that changed the terms of the original agreement, including changes to the note principal, the commitment fee shares, and the warrants that were issued in conjunction with the borrowing. Due to the number of modifications to the financing arrangement the accounting for the transaction was challenging and required complex auditor judgment, including a detailed analysis and interpretation of accounting literature, and took a significant amount of audit effort.

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

/s/ Mac Accounting Group & CPAs, LLP

We served as DriveItAway Holdings Inc.’s auditor since 2019.

Midvale, Utah

March 8, 2024

 Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors of DriveItAway Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of DriveItAway Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2024, the Company had a net loss of $2,248,243, an accumulated deficit of $5,559,139 and the Company has not established sufficient revenue to cover its operating costs for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2025. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current audits of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

An audit of these elements is especially challenging and requires auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Accounting for Warrants issued in connection with Notes Payable

As described in Notes 8, Derivative Liabilities, the Company issued prefunded warrants for the purchase of the Company’s common stock. The fair market value of the Warrants were recorded as a derivative liability. The assigned value of the warrants along with loan fees and broker fees was recorded as deferred financing costs and will be recorded as a discount to the note, amortized straight line over the life of the Promissory Note.

The Company determined that this is an asset in accordance with the guidance exception in ASC 470-20-25-2 (the “ASC”) which indicates the ASC does not apply when warrants are issued to obtain a line of credit rather than in connection with the issuance of a debt instrument. Issuing warrants to obtain a line of credit is equivalent to paying a loan commitment or access fee (equivalent to the fair value of the warrant). As such, these costs meet the definition of an asset. This exception applies, even if the line is fully drawn down at inception. The Company recorded deferred financing costs, net of discount of, $248,763, derivative liability of $1,386,014 and loss from change in fair value of derivative liability of $342,751, as of and for the year ended September 30, 2024.

Our audit procedures included, but were not limited to (1) a review of the assumptions by management and the guidance from the ASC (2) the derivative calculations, underlying assumptions to arrive at fair value, initial recognition and subsequent measurement at the balance sheet date (3) the fair value model employed in the derivative calculations (4) evaluation of whether the note exception from the ASC is applicable in the Company’s case (5) the ability of the Company to realize the asset value and (6) the method of amortization.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2024.

Houston, Texas

February 24, 2025

DriveItAway Holdings, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$33,588	$4,632
Restricted cash	$—	18,559
Accounts receivable	$1,438	11,584
Prepaid expenses	$2,970	—

Total Current Assets	37,996	34,775

Property, net	$774,995	184,228
Intangible assets, net	$6,343	11,787
Deferred financing costs, net	$248,763	—

TOTAL ASSETS	$1,068,097	$230,790

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$994,270	$664,707
Accrued interest - related party	$12,752	4,918
Deferred revenue	$3,306	7,233
Customer deposits	$1,339	2,234
Due to related parties	$25,080	25,080
Short term notes payable	$38,159	—
Current portion of SBA Loan	$2,452	—
Promissory notes payable, net of debt discount	—	27,437
Promissory notes payable, in default	$20,000	12,500
Promissory notes, payable - related parties, in default	$42,500	50,000
Convertible notes payable, net, in default	$250,000	—
Convertible notes payable, net	$1,597,312	1,082,654
Derivative liability	$1,386,014	1,317

Total Current Liabilities	$4,373,184	1,878,080
SBA Loan - noncurrent	$114,386	114,700
Convertible note payable - noncurrent, net	$—	175,720
Promissory notes payable - noncurrent	$540,129	16,649

TOTAL LIABILITIES	5,027,699	2,185,149

Commitments and Contingencies	—	—

Stockholders' Deficit
Preferred stock , $0.0001par value, 10,000,000 shares authorized, no shares issued and outstanding	$—	—
Common stock , $0.0001 par value, 1,000,000,000 shares authorized 113,701,722 shares issued, 113,686,622 outstanding as of September 30, 2024. 106,551,722 shares issued, and 106,536,622 outstanding as of September 30, 2023	$11,371	10,656
Additional paid in capital	$1,606,292	1,364,007
Treasury stock , at cost - 15,100 shares at September 30, 2024 and September 30, 2023	$(18,126)	(18,126)
Accumulated deficit	$(5,559,139)	(3,310,896)

Total Stockholders' Deficit	(3,959,602)	(1,954,359)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,068,097	$230,790

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Operations

	Years ended
	September 30,	September 30,
	2024	2023
Revenues	$460,991	$307,284
Cost of goods sold	322,730	238,763
Gross profit	138,261	68,521

Operating Expenses
Salaries and payroll taxes	267,895	297,625
Professional fees	250,437	345,101
General and administrative	142,021	92,749
Software development	39,244	56,529
Advertising and marketing	6,819	38,972

Total operating expenses	706,416	830,976

Operating Loss	(568,155)	(762,455)

Other Income (expense)
Change in FV of derivative	(342,751)	169,723
Amortization debt discount	(393,946)	(122,279)
Amortization of deferred financing costs	(201,236)	—
Loss on extinguishment of debt	—	(36,313)
Interest expense	(733,560)	(173,895)
Interest expense - related parties	(8,595)	(4,918)

Total other income (expense)	(1,680,088)	(167,682)

Net Income (loss) before taxes	(2,248,243)	(930,137)
Income tax benefit	—	—

Net Income (Loss)	$(2,248,243)	$(930,137)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average of common shares - basic and diluted	110,277,132	106,458,571

DriveItAway Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit Years Ended September 30, 2024 and 2023

	Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance - September 30, 2022	105,301,722	$10,531	$1,289,132	(15,100)	$(18,126)	$(2,380,759)	$(1,099,222)
Common stock issued in connection with promissory note	1,000,000	100	59,900	—	—	—	60,000
Stock based compensation	250,000	25	14,975	—	—	—	15,000
Net Income (Loss)	—	—	—	—	—	(930,137)	(930,137)
Balance - September 30, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, September 30, 2023	106,551,722	$10,656	$1,364,007	$(15,100)	$(18,126)	$(3,310,896)	(1,954,359)
Common stock issued for cash	1,150,000	115	228,555	—	—	—	23,000
Common stock issued in connection with promissory note	6,000,000	600	119,400	—	—	—	120,000
Warrants issued for cash	—	—	100,000	—	—	—	100,000
Net loss	—	—			-	(2,248,243)	(2,248,243)
Balance, September 30, 2024	113,701,722	11,371	1,606,292	(15,100)	(18,126)	(5,559,139)	(3,959,602)

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(2,248,243)	$(930,137)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	201,236	—
Stock compensation	—	15,000
Loss on change in fair value of derivative liability	342,751	(169,723)
Loss on debt extinguishment	—	36,313
Amortization and depreciation	57,324	36,783
Amortization of debt discount	393,946	122,279
Discount on lines of credit	(85,000)	—
Additions to derivative liability	686,102	—
Discount on notes payable	(112,246)	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,970)	—
Accounts receivable	10,146	(5,502)
Deferred revenue	(3,927)	5,132
Accounts payable and accrued liabilities	329,563	437,598
Customer deposits	(895)	2,234
Accrued interest related party	7,834	4,918
Net Cash Used in Operating Activities	(424,379)	(445,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development	—	(5,833)
Purchase of vehicles	(642,647)	(67,039)
Net Cash Used in Investing Activities	(642,647)	(72,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	—	26,460
Repayment of related party advances	—	(1,460)
Proceeds from sale of common stock for cash	23,000	—
Proceeds from convertible notes payable	—	310,000
Proceeds from the sale of warrants	100,000	—
Proceeds from notes payable	454,250	—
Proceeds from lines of credit	655,882	—
Proceeds from promissory notes payable	—	104,458
Proceeds from promissory notes - related party	—	50,000
Repayment of notes payable	(155,709)	(42,011)
Debt issuance costs	—	(33,388)
Net Cash Provided By Financing Activities	1,077,423	414,059

Net increase (decrease) in cash and cash equivalents	10,397	(103,918)
Cash and cash equivalents, beginning of period	23,191	127,109
Cash and cash equivalents, end of period	$33,588	$23,191

Supplemental cash flow information
Cash paid for interest	$—	$49,863
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued in connection with promissory note	$120,000	$60,000
Recognition of derivative liability as debt discount	$—	$26,959
Debt discount in connection with original issue discount	$28,000	$—
Prepaid expenses reclassified to website development	$—	$10,498
Deferred financing costs	$449,999	$—

DriveItAway Holdings, Inc.

Notes to Consolidated Financial Statements September 30, 2024 and 2023

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2024, the Company had a net loss of $2,248,243, cash used in operating activities of $424,379 and a working capital deficit of $4,335,188. As of September 30, 2024, the Company had an accumulated deficit of $5,559,139. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2024, and 2023, the Company had cash of $33,588 and $4,632, which included restricted cash of $0 and $18,559, respectively and did not have cash equivalents.

Restricted Cash

As of September 30, 2024 and September 30, 2023, the Company had $0 and $18,559 in restricted cash that is held by AJB Capital LLC, for funds advanced by them, but are to be used for future payment for professional fees.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of September 30, 2024, and 2023, are adequate, but actual write-offs could exceed the recorded allowance. As of September 30, 2024, and 2023, the balances in the allowance for doubtful accounts was $0.

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

Leases

The Company’s operating lease portfolio for the years ended September 30, 2024 and 2023, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of September 30, 2024, the Company did not have leases that qualified as ROU assets.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2024 and 2023:

		Fair Value Measurements at September 30, 2024 using:
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$1,386,014	—	—	$1,386,014

		Fair Value Measurements at September 30, 2023 using:
	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$1,317	—	—	$1,317

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

During the years ended September 30, 2024 and 2023, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

The vehicle rental arrangements are over a fixed contracted period; therefore, the Company recognizes rental revenue ratably over the contract term. The Company analyzes the start dates of all contracts and allocates charges to customer credit cards for this service between revenue and deferred revenue at the end of each month.

Costs related to rental revenue include depreciation for Company owned vehicles and monthly lease payments when the vehicles are leased from a leasing company. The amount of revenue transferred to dealerships is treated as contra-revenue because the Company acts as an agent in these transactions resulting in only the Company’s revenue share being recognized.

The Pay-As-You-Go program manages or includes insurance. Fleet insurance is sometimes provided where the Company has a fleet policy and the driver is added to it when needed. In this case, the driver pays the cost of insurance as a separate payment in the system. This payment is a type of revenue. The Company pays the insurance company providing the coverage. This is a cost of goods sold. The Company also allows for drivers to bring their own insurance. The Company works with associated insurance brokers to write a policy for the customer for that vehicle and a separate finance company that pays for the policy in full. The Company acts as trustee in collecting installments and transferring them to the finance company. Collected payments are treated as a revenue and transfers to the finance company are treated as contra-revenue because the Company acts as an agent in these transactions. Lastly, in markets where the Company cannot support this program, drivers are allowed to bring their own insurance and pay it directly themselves with no involvement of the Company. No revenue is collected or recognized in this instance. Because any insurance revenue is collected at contract inception and covers the fixed contract period the Company recognizes insurance revenue ratably over the contract term and allocates charges to customer credit cards for this service between revenue and deferred revenue at the end of each month.

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of September 30, 2024 and 2023 refundable deposits were $1,339 and $2,234 and deferred revenue was $3,306 and $7,233, respectively.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the years ended September 30, 2024 and 2023 of $6,819 and $38,972, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the years ended September 30, 2024, and 2023, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2024	2023
Convertible notes	2,250,000	1,750,000
Commitment	5,000,000	—
Warrants	22,350,000	2,350,000
	29,600,000	4,100,000

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Recent Accounting Pronouncements

In the period from October 2024 through January 2025 the FASB issued Accounting Standards Update 2023-09-Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This amendment is effective for annual periods beginning after December 15, 2024. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

At the closing of the Share Exchange on February 24, 2022, the holders of the related party Convertible Promissory Notes agreed to convert all of the principal of $95,000 and interest of $9,565 due under the notes into 52,284 shares of DIA common stock, which was automatically converted into 52,284 shares of Series A Preferred (see Note 5).

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (June 30, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 5).

During the years ended September 30, 2024 and 2023, the Company recorded related party interest expense of $8,595 and $4,918, respectively and amortization of debt discount of $0 and $3,068, respectively. As of September 30, 2024, the promissory note payable – related party balance was $42,500. As of September 30, 2024, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and owed unpaid interest of $12,752. As of September 30, 2023, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $50,000 and owed unpaid interest of $4,918.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2024 and 2023, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $0 and $26,460, respectively, and the Company made repayments to related parties of $0 and $1,460, respectively.

As of September 30, 2024 and 2023, the Company owed related parties $25,080 for this activity.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	September 30,	September 30,
	2024	2023
Vehicle costs	$867,551	$224,903
Accumulated depreciation	(92,556)	(40,675)
Vehicles, net	$774,995	$184,228

During the years ended September 30, 2024 and 2023, the Company purchased passenger vehicles for $642,647 and $67,039, respectively, and recorded depreciation of $51,880 and $32,239, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	September 30,	September 30,
	2024	2023
Website development costs	$16,331	$16,331
Accumulated amortization	(9,988)	(4,544)
Website, net	$6,343	$11,787

During the years ended September 30, 2024 and 2023 the Company recorded amortization of $5,444 and $4,544, respectively.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into 33.94971 shares of Common Stock at the option of the holder thereof.

Mandatory Conversion Right: The Company has the right to convert each share of Series A Preferred Stock into 33.94971 shares of Common Stock at any time that there are less than 200,000 shares of Series A Preferred Stock outstanding.

During the years ended September 30, 2024 and 2023 there were no issuances of the Series A Preferred shares.

As of September 30, 2024 and 2023, the Company had no shares of Series A Preferred stock outstanding, respectively.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Common Stock

On October 17, 2022, 250,000 shares of common stock, valued at $15,000 based on the fair market value of the shares on the grant date, were issued for consulting services.

On October 31, 2022, the Company issued 1,000,000 shares of common stock valued at $60,000 for commitment fees in conjunction with the amendment of a promissory note of $750,000 (see Note 8).

On February 23, 2024, the Company issued 5,000,000 shares of common stock valued at $50,000 for commitment fees in conjunction with the issuance of a promissory note of $140,000.

In May 2024, the Company issued 750,000 shares of its common stock to an accredited investor for $15,000 in gross proceeds.

In May 2024, the Company issued 1,000,000 shares of common stock valued at $70,000 for commitment fees in conjunction with the issuance of a promissory note in the amount of $63,000.

In July 2024, the Company issued 400,000 shares of its common stock to four accredited investors for $8,000 in gross proceeds.

As of September 30, 2024, and 2023, the Company had 113,701,722 and 106,551,722 common shares issued, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of September 30, 2024, and 2023, the Company had 15,100 shares of treasury stock valued at $18,126.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

A summary of warrant activity during the years ended September 30, 2024 and 2023 is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2022	1,125,000	$0.30	4.44
Issuance	2,225,000	$0.06
Exercised	—	$—
Expired/Cancelled	(1,000,000)	$0.30
Balance as of September 30, 2023	2,350,000	$0.07	3.51
Issuance	25,666,666	$0.00001	*
Exercised	—	$—
Expired/Cancelled	—	$—
Balance as of September 30, 2024	28,016,666	$0.01	*

* 25,666,666 warrants issued during the year ending September 30, 2024 do not have an expiration date.

The intrinsic value of the warrants as of September 30, 2024 and 2023 is $200 and $0. All of the outstanding warrants are exercisable as of September 30, 2024.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the years ended September 30, 2024 and 2023, the Company recorded interest expense of $5,094 and $4,243, respectively, on the SBA Loan and as of September 30, 2024 and 2023, the accrued interest on the SBA Loan was $5,989 and $6,722, respectively. As of September 30, 2024 and 2023, the outstanding principal of SBA Loan was $116,838.

The following represents the future aggregate maturities of the Company’s SBA Loan as of September 30, 2024 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2025	$2,452
2026	2,431
2027	2,431
2028	2,431
2029	2,431
Thereafter	104,662
Total	$116,838

Promissory Notes Payable, in Default

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000 (net of an original issuance discount of $20,000), and the issuance of 125,000 warrants (see Note 6). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability (see Note 9) and debt discount. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note. The debt discount was $0 on September 30, 2024. These notes matured in June 2024 and are still outstanding.

On March 1, 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $767 which was recorded as a derivative liability and debt discount (see Note 6). During the years ended September 30,2024, the Company recorded interest expense of $2,500 and $1,109 and amortization of debt discount of $0 and $767, respectively. As of September 30, 2024, the debt discount recorded on the note was $0, resulting in a note payable balance of $12,500 and accrued interest of $3,609. As of September 30, 2023, the Company had defaulted on the promissory note payable.

During the year ended September 30, 2024, the Company reclassified a promissory note entered on March 1, 2023 with a value of $7,500, with interest bearing 15% per annum, maturity date 120 days from issuance (June 30, 2023) and issuance of 15,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year), from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $460 which was recorded as a derivative liability and debt discount (see Note 8). During the year ended September 30, 2024 and 2023, the Company recorded interest expense of $1,500 and $1,791, respectively. As of September 30, 2024 and 2023, the accrued interest on the promissory note was $2,166 and $666, respectively. As of September 30, 2024 and 2023, the total outstanding principal of the promissory note payable was $7,500. As of September 30, 2024, the Company had defaulted on the promissory note payable.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

As of September 30, 2024, the Company has drawn $526,978 on the Promissory Note and $47,500 in broker and legal fees. The Company recorded deferred offering costs of $199,999 related to the warrant issued in conjunction with the Promissory Note. The Company amortized $55,328 of deferred offering costs during the year ended September 30, 2024. The amount of interest accrued and paid on the Promissory note was $17,253 as of September 30, 2024. The promissory notes payable balance was $540,129 as of September 30, 2024.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased. The net book value of the vehicles that serve as collateral on this obligation is $620,185. The gross value of the pledged vehicles is less than the gross borrowings on the Promissory Note.

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

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of September 30, 2023, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the note’s principal still due into a second note (see below), therefore the loan was considered paid in full.

On August 15, 2023 the Company executed a second note payable with the same lender from the May 1, 2023 note, with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. As of September 30, 2024, the Company had amortized the full $6,206 of the debt discount and made repayments of $57,820 and rolled $6,386 of the note’s principal still due into a third note (see below), therefore the loan was considered paid in full.

On February 22, 2024, the Company executed a third note payable with the same lender with a face amount of $57,474. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $57,474 (including fixed fees of $5,974 or approximately 10% of the note amount). The Company received net proceeds of $44,644 after paying off the August 15, 2023 note and rolling $6,856 of its balance into the February 22, 2024 note and recording the $5,974 of fixed fees as a debt discount. As of September 30, 2024, the Company had amortized the full $5,974 of the debt discount and made repayments of $38,211 and rolled $19,263 of the note’s principal still due into a fourth note (see below), therefore the loan was considered paid in full.

On July 3, 2024, the Company executed a fourth note payable with a lender with a face amount of $88,800. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $88,800 (including fixed fees of $8,800 or approximately 10% of the note amount). The Company received net proceeds of $60,737 after paying off the February 22, 2024 note and rolling $19,263 of its balance into the July 3, 2024 note and recording the $8,800 of fixed fees as a debt discount. As of September 30, 2024, the Company had amortized $2,939 of the debt discount and made repayments of $49,496, resulting in a debt discount balance of $5,861 and a loan balance of $39,304, for a net note balance of $38,159 at September 30, 2024.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

The following represents the future aggregate maturities as of September 30, 2024 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2025	$38,159
2026	—
Total	$38,159

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

The maturity date of the AJB Note is February 25, 2025 Company may prepay the AJB Note at any time without penalty.

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

Effective February 23, 2024, the Company entered into a Securities Purchase Agreement (the “SPA”) with AJB Capital Investments, LLC (“AJB”), and issued a Promissory Note in the principal amount of $140,000 (the “AJB Note”) to AJB in a private transaction for a purchase price of $112,000 (after giving effect to a 20% original issue discount). In connection with the sale of the AJB Note, the Company also paid certain fees and due diligence costs of AJB and brokerage fees. After payment of the fees and costs, the net proceeds to the Company were $102,000, which was used for working capital and other general corporate purposes.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

The maturity date of the AJB Note is February 25, 2025. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of 1,000,000 unregistered shares of the Company’s common stock (the “Commitment Fee Shares”) which were issued at note inception. The Company also issued to AJB common stock purchase warrants (the “May 2024 warrants”) to purchase 5,000,000 shares of the Company’s common stock for a nominal exercise price of $0.00001 per share. The May 2024 warrants may be exercised at any time on or after May 28, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $348,499 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $63,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

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

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of a warrant to purchase 5,000,000 unregistered shares of the Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,499 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

During the year ended September 30, 2024, the Company recorded interest expense of $105,443 and recorded a loss on change in fair value of derivative liability of $293,574. As of September 30, 2024, the derivative liability was $245,442, the debt discount recorded on the note was $0, the note payable principal was $860,000, and the Company owed accrued interest of $174,005.

Effective February 14, 2023 the Company went into default on the AJB Note, however the lender waived all default provisions through February 25, 2025 therefore no default interest or penalties were incurred during the year ended September 30, 2024 and 2023 and the AJB note was not convertible as of September 30, 2024 and 2023.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

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

During the year ended September 30, 2024, the Company recorded interest expense of $30,000, paid interest of $0, and recorded amortization of debt discount of $21,640. As of September 30, 2024, the debt discount recorded on the notes was $2,640 and the principal balance was $200,000, resulting in a net note payable balance of $197,360. As of September 30, 2024, the Company owed accrued interest of $56,584.

The following represents the future aggregate maturities of the Company’s Secured Convertible Notes as of September 30, 2024 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2025	$200,000
Total	$200,000

Note 8 – Derivative Liabilities

As discussed in Note 7, certain features and instruments issued as part of the Company’s debt financing arrangements qualified for derivative accounting under ASC 815, Derivatives and Hedging, as the number of common shares that are to be issued under the arrangements are indeterminate, therefore the Company’s equity environment is tainted.

ASC 815 requires we record the fair market value of the derivative liabilities at inception and at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of September 30, 2024 and 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the year ended September 30, 2024:

Expected term	0.68 - 5.00 years
Expected average volatility	111% - 499%
Expected dividend yield
Risk-free interest rate	3.93% - 4.93%

At September 30, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows (level 3):

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

Commitment fee guarantee issued February 24, 2022	$213,033
Warrants issued February 24, 2022	48,799
Embedded conversion feature in Note issued June 3, 2022	2,444
Warrants issued June 3, 2022	24,400
Embedded conversion feature in Note issued June 16, 2022	3,666
Warrants issued June 16, 2022	36,500
Embedded conversion feature in Note issued November 15, 2022	4,890
Warrants issued November 15, 2022	20,596
Warrants issued on February 10, 2023	48,799
Warrants issued on March 1, 2023	6,837
Warrants issued on December 15, 2023	243,950
Warrants issued on May 1, 2024	244,000
Warrants issued on May 28, 2024	244,000
Warrants issued on June 16, 2024	244,000

Derivative liability balance - September 30, 2024	$1,386,014

The following table summarizes the changes in the derivative liabilities during the years ended September 30, 2024 and 2023:

Derivative liability balance - September 30, 2022	$115,009
Addition of new derivatives recognized as debt discounts	26,959
Loss on debt extinguishment	29,072
Gain on change in fair value of the derivative	(169,723)
Derivative liability balance - September 30, 2023	1,317
Addition of new derivatives recognized as debt discounts	1,089,454
Gain on change in fair value of the derivative	342,751
Derivative liability balance - September 30, 2024	$1,386,014

Note 9 – Income Taxes

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 31% to the income tax amount recorded as of September 30, 2024 and 2023 are as follows:

	Years Ended
	September 30,
	2024	2023
Deferred tax assets:
Net operating loss carryover	$914,000	$773,800
Accruals	4,100	17,800
Development	—	14,700
Depreciation & amortization	(13,200)	(12,200)
Valuation allowance	(904,900)	(794,100)
Net deferred tax asset	$—	$—

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2024

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2024 and 2023, due to the following:

	Years Ended
	September 30,
	2024		2023
Expected Federal Tax	$(619,800)	21.0%	$(195,300)	21.0%
State income taxes (net of federal benefit)	(103,900)	3.5%	(73,500)	7.9%
Permanent adjustments	340,200	(11.5)%	800	(0.1)%
State tax rate change	38,200	(1.3)%	38,200	(4.1)%
Change in valuation allowance	345,300	(11.5)%	229,800	(24.7)%
Total income tax provision	$—		$—

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

As of September 30, 2024, the Company had approximately $3,450,000 of net operating loss carryforwards that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2024 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Tax returns for the years ended 2020 and forward are subject to review by the tax authorities.

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

On November 7th, the Company entered into an agreement with Crum & Forster, represented by the broker Marsh, for contingent liability insurance for our fleet of owned vehicles.

On November 19, 2024, the Company entered into a loan agreement with an existing note holder for a promissory note with a face value of $77,700 and an original issue discount of $7,614. The loan is due on May 20, 2026.

On November 25, 2024, the Company issued 250,000 shares of its common stock to an accredited investor for $5,000 in gross proceeds.

Subsequent to year end and up to the date of this filing, the Company purchased six vehicles for $137,289. The purchases were financed from draws on existing credit lines.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 30, 2024, the Board of Directors of DriveItAway Holdings, Inc. (the “Registrant” or the ‘Company”) dismissed Mac Accounting Group & CPAs, LLP (MAC) as its independent registered public accounting firm.

During the period of MAC’s engagement as the Company’s independent registered public accounting firm through September 30, 2024 (the “Engagement Period”), there were no disagreements as defined in Item 304 of Regulation S-K with MAC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MAC, would have caused it to make reference in connection with any opinion to the subject matter of the disagreement. Further, during the Engagement Period, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

On October 7, 2024, the Board of Directors appointed Victor Mokoulu, CPA PLLC (“Mokoulu”), an independent registered public accounting firm which is registered with, and governed by the rules of, the Public Company Accounting Oversight Board, as our independent registered public accounting firm. During our two most recent fiscal years through September 30, 2024, neither us nor anyone on our behalf consulted Mokoulu regarding either (1) the application of accounting principles to a specified transaction regarding us, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (2) any matter regarding us that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and related instructions to Item 304 of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2024, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2024 due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at the date of this filing are listed in the following table:

Name	Age	Title

John Possumato	63	Chief Executive Officer and Director
Adam Potash	36	Chief Operating Officer and Director
Steven M. Plumb	65	Chief Financial Officer

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

Steven M. Plumb became the Company’s Chief Financial Officer on April 4, 2024. Mr. Plumb is a seasoned senior executive and financial manager experienced in operations, finance and marketing. He has Big 4 CPA experience, a background in IT, biotech, oil and gas, real estate, medical and utility companies. Since 2001, he has served as the owner and president of Clear Financial Solutions, Inc., a consulting firm that provides interim CFO services to small public companies. In this capacity he has prepared SEC filings, managed investor relations, raised capital, conducted mergers and acquisition activities, developed successful offering memorandum, registration statements and investor presentations. Mr. Plumb is a former auditor with PriceWaterhouseCoopers and KPMG. Mr. Plumb has a Bachelor of Business Administration degree from the University of Texas at Austin, Austin, Texas.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended September 30, 2024, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report.

Item 11. Executive Compensation

The following identifies the elements of compensation for the fiscal years 2024 and 2023 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2024, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2024 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2023.

Summary Compensation Table

	Fiscal		Stock	All Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total

John Possumato	2024	$80,500	$—	$—	$80,500
Chief Executive Officer (1)	2023	$104,000	$—	$—	$104,000

Adam Potash	2024	$80,500	$—	$—	$80,500
Chief Operating Officer (2)	2023	$104,000	$—	$—	$104,000

Steven M. Plumb	2024	$18,750	$—	$—	$18,750
Chief Financial Officer (3)	2023	$—	$—	$—	$—

Mike Elkin	2024	$12,000	$—	$—	$12,000
Chief Financial Officer (4)	2023	$48,000	$—	$—	$48,000

1)	On February 24, 2022, John Possumato was appointed Chief Executive Officer of the Company

2)	On February 24, 2022, Adam Potash was appointed Chief Operating Officer of the Company

3)	On April 4, 2024, Steven Plumb was appointed Chief Financial Officer of the Company

4)	In March 2024, Mike Elkin resigned as Chief Financial Officer of the Company.

Narrative Disclosure of Compensation Policies and Practices as They Relate to Our Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2024.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension or profit-sharing plan.

Director Compensation

Our Board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses. None of our directors received any director compensation during the year ended September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of February 24, 2025,  certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

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

	Number of
	Commons Shares	Percent of
	of Beneficial	Class
Name and Address of Beneficial Owner (1)	Ownership	(2)

5% Beneficial Owners:	—	—

AJB Capital Holdings, LLC	7,000,000	6.2%

Named Executive Officers and Directors:
John Possumato (3)	34,590,190 (3)	30.4%
Adam Potash (4)	35,528,599 (4)	31.2%
Steven M. Plumb	—	0.0%

All Officers and Directors as a Group	77,118,789	67.8%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o DriveItAway Holdings, Inc. 3201 Market Street, Suite 200/201, Philadelphia, PA 10104.

(2)	Applicable percentages are based on 113,701,722 shares of our common stock outstanding as of September 30, 2024.

(3)	Includes 32,680,519 common shares owned by Driveitaway, LLC. John Possumato, has investing and dispositive power of shares beneficially owned by Driveitaway, LLC.

(4)	Includes 32,887,210 common shares owned by Minds Eye Innovation, Inc. Adam Potash has investing and dispositive power of shares beneficially owned by Minds Eye Innovation, Inc.

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

During the years ended September 30, 2024, and 2023, the Company recorded interest expense for related parties of $8,595 and $4,918, respectively. As of September 30, 2024 and 2023, the Company had accrued interest owed to related parties of $12,752 and $4,918, respectively.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2024, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $0 and the Company made repayments to related parties of $0. As of September 30, 2024 and 2023, the Company owed related parties $25,080 and $25,080, respectively, for this activity.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by our independent registered public accounting firm for the years September 30, 2024 and 2023, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year	Fiscal Year
	2024	2023

Audit Fees (1)	$77,455	$82,000
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$77,455	$82,000

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”

(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories. The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended September 30, 2024 and 2023 were reviewed and approved by our Board before the respective services were rendered.

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

DRIVEITAWAY HOLDINGS, INC.

Dated: February 24, 2025	By:	/s/ John Possumato

John Possumato, Chief Executive Officer
(Principal Executive Officer)

Dated: February 24, 2025	By:	/s/ Steven M. Plumb

Steven M. Plumb, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 24th day of February 2025 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ John Possumato	Director, Chief Executive Officer
John Possumato

/s/ Steven M. Plumb	Director, Chief Financial Officer
Steven M. Plumb

/s/Adam Potash	Director, Chief Operating Officer
Adam Potash