Form 10-Q
period 2025-03-31
Driveitaway Holdings, Inc.
filed 2025-05-20
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Yes ☐ No ☒

As of May 20,2025, there were 113,951,722 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31,	September 30,
	2025	2024
	(Unaudited)
Assets
Current assets
Cash	$51,170	$33,588
Accounts receivable, net	12,982	1,438
Prepaid expenses	4,217	2,970
Total current assets	68,369	37,996

Deferred financing costs, net	87,295	248,763
Fixed assets, net	840,707	774,995
Intangible assets, net	3,629	6,343
Total Assets	$1,000,000	$1,068,097

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,417,180	$994,270
Accrued interest – related parties	16,990	12,752
Deferred revenue	7,663	3,306
Customer deposits	—	1,339
Due to related parties	26,380	25,080
Short term notes payable	98,895	38,159
Current portion of SBA Loan	2,499	2,452
Promissory notes payable, current portion	665,789	—
Promissory notes payable, in default	20,000	20,000
Promissory notes payable - related parties, in default	42,500	42,500
Convertible notes payable, net, in default	450,000	250,000
Convertible notes payable, net of debt discount	1,561,035	1,597,312
Derivative liability	474,042	1,386,014
Total Current Liabilities	4,782,973	4,373,184

SBA Loan - noncurrent	113,124	114,386
Promissory notes payable - noncurrent	—	540,129
Total Liabilities	4,896,097	5,027,699

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 113,951,722 shares issued and 113,701,722 outstanding at March 31, 2025 and September 30, 2024, respectively	11,396	11,371
Additional paid in capital	1,661,267	1,606,292
Treasury stock, at cost - 15,100 shares at March 31, 2025 and September 30, 2024	(18,126)	(18,126)
Accumulated deficit	(5,550,634)	(5,559,139)
Total Stockholders’ Deficit	3,896,097)	(3,959,602)
Total Liabilities and Stockholders’ Deficit	$1,000,000	$1,068,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues	$210,665	$89,307	$452,611	$185,810
Cost of Goods Sold	181,089	77,076	324,344	162,755
Gross Profit (Loss)	29,576	12,231	128,267	23,055

Operating Expenses
Salaries and payroll taxes	44,125	67,750	139,875	134,375
Professional fees	97,429	17,746	117,686	124,761
General and administrative	115,886	29,086	202,567	49,400
Software development	10,800	14,250	32,415	26,130
Advertising and marketing	—	1,893	—	2,069
Total Operating Expenses	268,240	130,725	492,543	336,735

Operating Loss	(238,664)	(118,494)	(364,276)	(313,680)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	(1,580)	(174,141)	911,982	(509,418)
Amortization debt discount	(19,102)	(126,644)	(78,480)	(162,051)
Amortization of deferred financing costs	(33,888)	—	(171,468)	—
Interest expense	(152,628)	(55,112)	(285,015)	(202,017)
Interest expense - related parties	(2,096)	(1,824)	(4,238)	(4,478)
Total Other Income (Expense)	(209,294)	(357,721)	372,781	(877,964)

Income (Loss) Before Income Tax	(447,958)	(476,215)	8,505	(1,191,644)
Provision for income taxes	—	—	—	—
Net Income (Loss)	$(447,958)	(476,215)	8,505	(1,191,644)

Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share	$(0.00)	$(0.00)	$0.00	$(0.01)
Diluted net income (loss) per common share	$(0.00)	$—	$0.0	$—
Basic and diluted weighted average number of common shares outstanding	113,951,722	108,584,689	113,881,667	107,562,651
Diluted weighted average number of common shares outstanding	284,283,803	—	284,283,803	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Three and Six Months Ended March 31, 2025

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2024	113,701,722	$11,371	$1,606,292	(15,100)	$(18,126)	$(5,559,139)	$(3,959,602)

Common stock sold for cash	250,000	25	4,975	—	—	—	5,000
Warrants sold for cash	—	—	50,000				50,000
Net income	—	—	—	—	—	456,463	456,463
Balance - December 31, 2024	113,951,722	$11,396	$1,661,267	(15,100)	$(18,126)	$(5,102,676)	$(3,448,139)
Net loss	—	—	—	—	—	(447,958)	(447,958)
Balance – March 31, 2025	113,951,722	$11,396	$1,661,267	(15,100)	$(18,126)	$(5,550,634)	$(3,896,097)

For the Three and Six Months Ended March 31, 2024

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2023	106,551,722	$10,656	$1,364,007	(15,100)	$(18,126)	$(3,310,896)	$(1,954,359)

Net loss	—	—	—	—	—	(715,429)	(715,429)
Balance - December 31, 2023	106,551,722	10,656	1,364,007	(15,100)	(18,126)	(4,026,325)	(2,669,788)
Common stock issued in connection with promissory note	5,000,000	500	26,342	—	—	—	26,842
Net loss	—	—	—	—	—	(476,215)	(476,215)
Balance – March 31, 2024	111,551,722	$11,156	$1,390,349	(15,100)	$(18,126)	$(4,502,540)	$(3,119,161)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,505	$(1,191,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(911,982)	509,418
Amortization of deferred financing costs	171,468	—
Amortization and depreciation	74,292	18,779
Amortization of debt discount	78,480	98,202
Financing Fee	—	162,051
Changes in operating assets and liabilities:
Prepaid expenses	(1,247)	(2,802)
Due to related party		—
Accounts receivable	(11,544)	1,237
Customer deposits	(1,340)	(895)
Deferred revenue	4,357	(2,266)
Accounts payable and accrued liabilities	432,423	155,585
Accrued liabilities- related party	4,238	3,718
Net Cash used in Operating Activities	(161,862)	(248,617)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of vehicles	(137,289)	—
Net Cash used in Investing Activities	(137,289)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advances	1,300	—
Proceeds from convertible notes payable	103,708	357,222
Proceeds from the sale of common stock for cash	5,000	—
Proceeds from sale of warrants	50,000	—
Proceeds from notes payable	268,812	57,474
Repayment of promissory notes payable	(112,087)	(59,988)
Debt issuance costs	—	(90,445)
Net Cash provided by Financing Activities	316,733	264,263

Net change in cash and restricted cash	17,582	15,646
Cash and restricted cash, beginning of period	33,588	23,191
Cash and restricted cash, end of period	$51,170	$38,837

Supplemental cash flow information
Cash paid for interest	$82,940	$3,414
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Recognition of derivative liability as debt discount	$—	$150,750
Common stock in connection with promissory note	$—	$26,842

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended March 31, 2025, the Company had net income of $8,505 and cash used in operating activities of $152,349. As of March 31, 2025, the Company had an accumulated deficit of $5,550,634. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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
March 31, 2025
Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2024, contained in the Company’s Form 10K, as filed on February 24, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of March 31, 2025 and September 30, 2024, the Company had cash of $51,170 and $33,588, respectively and did not have any cash equivalents.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

Unaudited

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of March 31, 2025 and September 30, 2024 are adequate, but actual write-offs could exceed the recorded allowance. As of March 31, 2025 and September 30, 2024 the balances in the allowance for doubtful accounts was $423.

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

Leases

The Company’s operating lease portfolio for the period ended March 31, 2025 and September 30, 2024, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of March 31, 2025, the Company did not have leases that qualified as ROU assets.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at March 31, 2025 using:
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$474,042	$—	$—	$474,042

		Fair Value Measurements at September 30, 2024 using:
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,386,014	$—	$—	$1,386,014

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

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

During the periods ended March 31, 2025 and 2024, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of March 31, 2025 and September 30, 2024 refundable deposits were $0 and $1,339 and deferred revenue was $7,663 and $3,306, respectively.

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the three months ended March 31, 2025 and 2024 of $0 and $176, respectively.

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

Reconciliation of expected federal income tax to the income tax provision is as follows:

	2025
Expected Federal Tax	$1,786	21.0%
State income taxes (net of federal benefit)	—	0.0%
Permanent adjustments	—	0.0%
State tax rate change	—	0.0%
Other	—	0.0%
Change in valuation allowance	(1,786)	12.0%
Total income tax provision	$—	—

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

	March 31,	March 31,
	2025	2024
Convertible notes	132,302,137	1,750,000
Warrants	38,099,999	7,350,000
	170,402,136	9,100,000

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In the period from October 2024 through May 2025 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

As of March 31, 2025 and September 30, 2024, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $26,380 and $25,080, respectively.

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (December 31, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 years). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 8). During the three months ended March 31, 2025 the Company reclassified one of these promissory notes with a value of $7,500 from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As of March 31, 2025 and September 30, 2024, the amount due to related parties for Promissory notes payable was $42,500.

During the six months ended March 31, 2025 and 2024, the Company recorded related party interest expense of $4,238 and $4,478 respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	March 31,	September 30,
	2025	2024
Vehicle costs	$1,004,840	$867,551
Accumulated depreciation	(164,133)	(92,556)
Vehicles, net	$840,707	$774,995

Vehicles with a net book value of $701,917 are pledged as collateral on a line of credit with an investor.

Depreciation expense for the six months ended March 31, 2025 and 2024, was $36,182 and $16,064, respectively. During the six months ended March 31, 2025 and 2024, the Company purchased vehicles of $65,712 and $0, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	March 31,	September 30,
	2025	2024
Website development costs	$16,331	$16,331
Accumulated depreciation	(12,702)	(9,988)
Website, net	$3,629	$6,343

Amortization expense for the six months ended March 31, 2025 and 2024, was $2,714 and $2,714, respectively. During the six months ended March 31, 2025 and 2024, the Company incurred no website development costs.

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

March 31, 2025

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

During the six months ended March 31, 2025 and 2024 there were no issuances of the Series A Preferred shares.

As of March 31, 2025 and September 30, 2024, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

During the six months ended March 31, 2025, the Company issued 250,000 shares of common stock to a private investor for gross proceeds of $5,000.

During the six months ended March 31, 2024, no common stock was issued.

As of March 31, 2025 and September 30, 2024, the Company had 113,951,722 and 113,701,722 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of March 31, 2025 and September 30, 2024 the Company had 15,100 shares of treasury stock valued at $18,126.

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

March 31, 2025

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

March 31, 2025

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

On November 1, 2024, the Investor Warrant agreement was amended to allow the purchase warrants to purchase up to 2,500,000 shares in a third tranche. During the three months ended March 31, 2025, the Company issued warrants to purchase up to 625,000 shares of common stock for gross proceeds of $50,000.

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

A summary of warrant activity during the six months ended March 31, 2025, is as follows:

	Warrants	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2024	28,016,666	$0.01	*
Issuance	625,000	0.00001	#
Exercised	—	$—
Expired	—	$—
Balance as of March 31, 2025	28,641,666	$0.01	*

*25,666,666 warrants issued during the year ended September 30, 2024 do not have an expiration date.

# 625,000 warrants issued during the six months ended March 31, 2025 do not have an expiration date.

The intrinsic value of the warrants as of March 31, 2025, is $200. All of the outstanding warrants are exercisable as of March 31, 2025.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the six months ended March 31, 2025 and 2023, the Company recorded interest expense of $2,180 and $2,157, respectively, on the SBA Loan and as of March 31, 2025 and September 30, 2024, the accrued interest on the SBA Loan was $5,989 and $5,989, respectively. As of March 31, 2025 and September 30, 2024 the outstanding principal of SBA Loan was $115,623 and $116,838, respectively.

The following represents the future aggregate maturities of the Company’s SBA Loan as of March 31, 2025, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2025 (remaining)	$2,475
2026	2,546
2027	2,643
2028	2,744
2029	2,849
Thereafter	102,366
Total	$115,623

Promissory Notes Payable, in Default

As of March 31, 2025 and September 30, 2024, the Company had defaulted on the following promissory notes payable with aggregate outstanding principal of $20,000 and $20,000 respectively, and owed unpaid interest of $23,251 and $5,775, respectively:

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
March 31, 2025

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

As of March 31, 2025, the Company has drawn $684,509 on the Promissory Note and $47,500 in broker and legal fees. The Company recorded deferred offering costs of $199,999 related to the warrant issued in conjunction with the Promissory Note. The Company amortized $66,248 of deferred offering costs during the six months ended March 31, 2025. The amount of interest accrued on the Promissory note was $98,808 during the six months ended March 31, 2025. The promissory notes payable balance was $684,509 and $574,478 as of March 31, 2025 and September 30, 2024, respectively. The unamortized discount on the note payable was $18,720 and $34,349 at March 31, 2025 and September 30, 2024, respectively.

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased. The net book value of the vehicles that serve as collateral on this obligation is $701,917. The gross value of the pledged vehicles is less than the gross borrowings on the Promissory Note.

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

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982 from a lender. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the May 2023 Lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of March 31, 2025, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
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

On July 3, 2024, the Company executed a fourth note payable with a lender with a face amount of $88,800. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $88,800 (including fixed fees of $8,800 or approximately 10% of the note amount). The Company received net proceeds of $60,737 after paying off the February 22, 2024 note and rolling $19,263 of its balance into the July 3, 2024 note and recording the $8,800 of fixed fees as a debt discount. As of September 30, 2024, the Company had amortized $2,939 of the debt discount and made repayments of $49,496, resulting in a debt discount balance of $5,861 and a loan balance of $39,304, for a net note balance of $38,159 at September 30, 2024. As of March 31, 2025, the note balance was rolled into the fifth note, therefore the loan was considered paid in full as of March 31, 2025.

On November 19, 2024, the Company executed a fifth note payable with a lender with a face amount of $85,314. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $85,314 (including fixed fees of $7,614 or approximately 10% of the note amount). The Company received net proceeds of $57,816 after paying off the July 2024 note and rolling $19,764 of its balance into the November 19, 2024 note and recording the $7,614 of fixed fees as a debt discount. As of March 31, 2025, the Company had amortized $7,614 of the debt discount and made repayments of 85,314, resulting in a debt discount balance of $0 and a loan balance of $0 at March 31, 2025.

On March 17, 2025, the Company executed a sixth note payable with a lender with a face amount of $113,600. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $113,600 (including fixed fees of $11,132 or approximately 10% of the note amount). The Company received net proceeds of $88,695 after paying off the November 2024 note and rolling $24,905 of its balance into the March 17, 2025 note and recording the $11,132 of fixed fees as a debt discount. As of March 31, 2025, the Company had amortized $388 of the debt discount and made repayments of $3,962, resulting in a debt discount balance of $10,744 and a loan balance of $109,639 at March 31, 2025.

The following represents the future aggregate maturities as of March 31, 2025 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2025	$109,639
Total	$109,639

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

March 31, 2025

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

The note is convertible into Common Stock of the Company at any time that the note is in default, provided that at no time may the note be convertible into an amount of common stock that would result in the holder having beneficial ownership of more than 4.99% of the outstanding shares of common stock, as determined in accordance with Section 13(d) under the Securities Exchange Act of 1934 (the “Exchange Act”). The conversion price equals the lowest trading price during either the 20 days trading days prior to the date of conversion or the 20 trading days prior to the date of issuance of the note (which was $0.14 per share). The conversion is subject to reduction in the following situations: (i) a 15% discount will apply anytime a conversion occurs when the company is not eligible to deliver the shares by DWAC; (ii) a 15% discount will apply whenever the shares are “chilled” for deposit into the DTC system; (iii) a 15% discount will apply if the Company’s common stock ceases to be registered under Section 12 of the Exchange Act; (iv) a 15% discount will apply if the note cannot be converted into free trading shares 181 days after its issue date; (v) in the event any other party has the right to convert debt into Common Stock at a greater discount to market than under the note, then the holder has the right to utilize such discount in determining the conversion price; or (vi) if the Company issues any shares of Common Stock for less than the conversion price in effect on the date of issuance, including any options, warrants or securities convertible into Common Stock at price less than the conversion price, then the conversion price shall be automatically reduced to the amount of consideration received by the company for such shares, except for any issuance that is an exempt issuance. The maturity date of the note has been extended to May 31, 2025.

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

The maturity date of the AJB Note is May 31, 2025. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

The maturity date of the AJB Note is May 31, 2025. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

The maturity date of the AJB Note is May 31, 2025. The AJB Note bears interest at 15% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of a warrant to purchase 5,000,000 unregistered shares of the Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,500 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense. The Company has drawn 100% of the available credit on the note as of March 31, 2025.

During the six months ended March 31, 2025, the Company recorded interest expense of $141,121, amortization of debt discount of $46,674, amortization of deferred financing costs of $104,092, and a gain on change in fair value of derivative liability of $699,850 for the guarantee and warrants. As of March 31, 2025 and September 30, 2024, the derivative liability was $342,731 and $1,034,472 for the guarantee and warrants, the debt discount recorded on the notes was $0 and $46,674, the note payable principal was $1,280,222 and $1,446,626, and the Company owed accrued interest of $411,670 and $270,549.

During the six months ended March 31, 2024, the Company recorded interest expense of $60,832, additional debt discount of $262,064, amortization of debt discount of $125,326, and a loss on change in fair value of derivative liability of $414,351 for the guarantee and warrants.

Effective February 14, 2023, the Company went into default on the AJB Note, however the lender waived all default provisions through May 31, 2025 therefore no default interest or penalties were incurred during the six months ended March 31, 2025 and the AJB note was not convertible as of March 31, 2025.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2025
Unaudited

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of March 31, 2025 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2025 (remaining)	$1,280,222
Total	$1,280,222

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
March 31, 2025

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

As of March 31, 2025 and September 30, 2024, the accrued interest on the promissory notes was $147,602 and $130,589, respectively. As of March 31, 2025 and September 30, 2024 the outstanding principal of Promissory Notes Payable was $450,000 and $250,000, respectively. As of March 31, 2025, the Company had defaulted on these promissory notes payable.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of March 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the six months ended March 31, 2025, and year ended September 30, 2024:

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2025

Unaudited

	Six months ended	Year Ended
	March 31,	September 30,
	2025	2024
Expected term	0.01 - 4.15 years *	0.68 - 5.00 years
Expected average volatility	350% - 356%	111% - 499%
Expected dividend yield	—
Risk-free interest rate	3.89% - 5.49%	3.93% - 4.93%

*	625,000 warrants issued during the six months ended March 31, 2025 do not have an expiration date.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2025:

Derivative liability balance - September 30, 2024	$1,386,014
Addition of new derivatives recognized as debt discounts	—
Gain on change in fair value of the derivative	911,972
Derivative liability balance – March 31, 2025	$474,042

Note 9 – Subsequent Events

On May 8, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $80,000 and an original issue discount of $8,000. The notes is due on November 8, 2025 and bears interest at 12%. Legal and due diligence fees totaling $10,000 were deducted from the gross proceeds of the note, resulting in net proceeds of $62,000 to the Company. The note is convertible into common stock of the Company in the event of a default.

In conjunction with this note, the Company issued a warrant to purchase 5,000,000 shares of the Company’s common stock at a price of $0.00001 per share. The term of the warrant extends until such time as the warrant is exercised in full.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2025, compared to the three months ended March 31, 2024

Our operating results for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three months ended
	March 31,
	2025	2024	Change	%
Revenues	$210,665	$89,307	121,358	136%
Cost of revenue	181,089	77,076	104,013	135%
Gross Profit	29,576	12,231	17,435	142%
Gross Profit Percentage	14%	14%

Operating expense	268,240	130,725	137,515	105%
Operating loss	(238,664)	(118,494)	(120,170)	102%

Other (income) / expense	209,294	357,721	(148,427)	(40)%
Net income (loss) before income taxes	(447,958)	$(476,215)	$28,257	(6)%
Income tax expense	—	—	—	—
Net income (loss)	$(447,958)	$(476,215)	$28,257	(6)%

Revenues for the three months ended March 31, 2025, increased $121,358 from $89,307 for the period ending March 31, 2024, to $210,665 for the period ending March 31, 2025. This was due to a $121,358 increase in rental revenue and insurance revenue as a result of more vehicles available to rent.

We anticipate that, in 2025 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended March 31, 2025, increased $104,013, from $77,076 for the period ending March 31, 2024, to $181,089 for the period ending March 31, 2025.

Operating expenses for the three months ended March 31, 2025, increased $137,515 as compared to the three months ended March 31, 2024. The increase was primarily attributable to increases in general and administrative of $86,800, professional fees of $79,683, and offset by decreases in advertising and marketing expenses of $1,893, salaries and payroll taxes of $23,625, and software development of $3,450.

Loss from operations was $238,664 for the three months ended March 31, 2025, as compared to $118,494 for the three months ended March 31, 2024. The increase of $120,170 was due to higher operating expenses.

Other income for the three months ended March 31, 2025, was $209,294, as compared to net other expense of $357,721 for the three months ended March 31, 2024. The change of $148,427 is primarily attributable to the reduced amortization of debt discount as the maturity dates of notes payable is reached.

For the six months ended March 31, 2025, compared to the six months ended March 31, 2024

Our operating results for the six months ended March 31, 2025 and 2024 are summarized as follows:

	Six months ended
	March 31,
	2025	2024	Change	%
Revenues	$452,611	$185,810	266,801	144%
Cost of revenue	324,344	162,755	161,586	99%
Gross Profit	128,267	23,055	105,212	456%
Gross Profit Percentage	28%	12%

Operating expense	492,543	336,735	155,808	46%
Operating loss	(364,276)	(313,680)	(50,596)	16%

Other (income) / expense	(372,781)	877,964	1,250,745	142%
Net income (loss) before income taxes	8,505	$(1,191,644)	$1,200,149	101%
Income tax expense	—	—	—	—
Net income (loss)	$8,505	$(1,191,644)	$1,200,149	101%

Revenues for the six months ended March 31, 2025, increased $266,801 from $185,810 for the period ending March 31, 2024, to $452,611 for the period ending March 31, 2025. This was due to a $266,801 increase in rental revenue and insurance revenue as a result of more vehicles available to rent.

We anticipate that, in 2025 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the six months ended March 31, 2025, increased $161,589, from $162,755 for the period ending March 31, 2024, to $324,344 for the period ending March 31, 2025.

Operating expenses for the six months ended March 31, 2025, increased $155,808 as compared to the six months ended March 31, 2024. The increase was primarily attributable to increases in salaries and payroll taxes of $5,500, general and administrative of 153,167, and software development of $6,285, offset by decreases in advertising and marketing expenses of $2,069 and professional fees of $7,075.

Loss from operations was $364,276 for the six months ended March 31, 2025, as compared to $336,735 for the six months ended March 31, 2024. The increase of $50,596 was due to higher operating expenses.

Other income for the six months ended March 31, 2025, was $372,781, as compared to net other expense of $877,964 for the six months ended March 31, 2024. The change of $1,250,745 is primarily attributable to the change in fair value of derivative liabilities of $1,421,400 offset by increase in amortization of deferred financing costs of $171,468.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of March 31, 2025, and September 30, 2024.

Working Capital

	March 31,	September 30,
	2025	2024	Change	%
Cash	$51,170	$33,588	$17,582	52%

Current assets, net of restricted cash	$68,369	$37,996	$30,373	80%
Current liabilities	4,782,973	4,373,184	409,789	9%
Working capital (deficiency)	$(4,714,604)	$(4,335,188)	$(379,416)	9%

As of March 31, 2025, our working capital deficiency increased $379,416 as compared to September 30, 2024. This was primarily attributable to a $30,373 increase in current assets offset by the increase in current liabilities of $409,789.

Cash Flow Data:

	Six months ended
	March 31,
	2025	2024	Change
Cash provided by (used in) operating activities	$(161,862)	$(248,617)	$86,755
Cash provided by (used in) investing activities	$(137,289)	$—	$(137,289)
Cash provided by (used in) financing activities	$316,733	$264,263	$52,470
Net Change in Cash and Restricted Cash	$17,582	$15,646	$1,936

Cash Flows from Operating Activities

During the six months ended March 31, 2025, we did not generate positive cash flows from operating activities. For the six months ended March 31, 2025, net cash flows used in operating activities was $(161,862), consisting of a net income of $8,505, a gain on change in fair value of derivative liability of $911,982, and increased by amortization debt discount of $78,480, amortization of deferred financing costs of $171,468, depreciation and amortization of $74,292, and a change in operating assets and liabilities of $417,375.

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

Cash Flows from Investing Activities

During the six months ended March 31, 2025, the Company used $137,289 cash from investing activities to purchase vehicles for its rental fleet.

During the six months ended March 31, 2024, the Company did not use or generate any cash from investing activities.

Cash Flows from Financing Activities

During the six months ended March 31, 2025, the Company generated $316,733 from financing activities including proceeds of $1,300 from related party advances, $268,812 from the issuance of promissory notes, $103,708 from the issuance of convertible promissory notes, proceeds from the sale of warrants of $50,000, and proceeds from the sale of common stock of $5,000 which was partially offset by $112,087 for repayment of promissory notes.

During the six months ended March 31, 2024, the Company generated $357,222 from the issuance of convertible notes and $57,474 from the issuance of promissory notes which was partially offset by $59,988 for repayment of promissory notes and payment for debt issuance costs of $90,445.

Going Concern

As of March 31, 2025, the Company had a net income of $8,505, accumulated deficit of $5,550,634 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the ensuing twelve months.

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

During the periods ended March 31, 2025 and 2024, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of March 31, 2025 and September 30, 2024 refundable deposits were $1,339 and $2,234 and deferred revenue was $759 and $7,233, respectively.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of March 31, 2025 using:
	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$474,042	$—	$—	$474,042

		Fair Value Measurements as of September 30, 2024 using:
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$1,386,014	$—	$—	$1,386,014

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of March 31, 2025, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of March 31, 2025, due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our condensed consolidated financial statements for the quarter ended March 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

DRIVEITAWAY HOLDINGS, INC.

Date: May 20, 2025	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: May 20,2025	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA, Chief Financial Officer
(Principal Financial and Accounting Officer)