Form 10-K
period 2025-09-30
Driveitaway Holdings, Inc.
filed 2026-01-13
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of March 31, 2025 was $871,659 based on the closing price of $0.02 of the Company’s common stock as quoted on the OTCQB Marketplace on that date.

As of January 13, 2026, there are 121,525,082 shares of common stock of the registrant outstanding.

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

DriveItAway works with franchise and larger independent dealers (not with Buy Here/Pay Here stores), for purchasing and servicing customers, allowing a national footprint, without an investment in “bricks and mortar.”

The company achieved a milestone in 2025, a major partnership with Free2move, the international mobility division of Stellantis, the fifth largest vehicle manufacturer in the world. For vehicle subscriptions, all Free2move technology, sales, and process is now “Free2move Powered by DriveItaway,” where all subscription flexible lease transactions are financed by Free2move, but are conducted and operated by DriveItAway. A testament to the DriveItAway technology platform, it is available in two IOS or Android app listings, both DriveItAway and the Free2move Flexible Lease app.

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

Key Industry Tailwinds and Foundation for Future Growth

The year 2025 marked a dramatic shift in the automotive retail market, back to more “normal” conditions. Car dealers once again found themselves with an oversupply of vehicles, just as interest rates moved up to the highest level in decades, driving “floor plan” carrying costs much higher. At the same time, the average new and used vehicle sales prices did not come down significantly from historic highs of prior years, and finance institutions tightened credit and required higher down payment amounts, as delinquencies rose substantially. This has squeezed more and more “subprime” and “deep subprime” credit buyers out of the traditional market, leaving, again, few good personal vehicle purchase alternatives.

Some 2025 industry developments –

●	Young Buyers Locked Out – 18-34 year olds are buying fewer new cars than at any point in history. According to Deloitte’s 2025 Global Automotive Consumer Study, 44% of young adults would strongly consider a vehicle subscription to replace traditional purchase or lease options.

●	Record Unaffordability – Q2 2025 saw car buyers average loan payments break records, with 19% having monthly payments of $1,000 or more, while loan terms hit new highs with 22% extending beyond 84 months (Edmunds).

●	Rising Delinquencies – Q2 witnessed the proportion of consumers 60 days late on car loans rise to 1.4% - an all-time record according to TransUnion, signaling growing financial stress among buyers.

Highlights of the accomplishments of DriveItAway 2025 –

February 2025 2024 – DriveItAway announced a credit line guarantee of $4 million from fleet and mobility technology leader Menachem Light, the Co-Founder of Voyager Global Mobility an international mobility provider with its subsidiaries Buggy TLC (US), FastTrack Leasing TLC (US) and Mi Nave (Mexico). The Company also announced that Menachem Light became Chair of DriveItAway Holdings newly created Board of Advisors, which will take an active role in scaling rapid growth.

April 2025 – DriveItAway announced a partnership with Fleet-Connection to offer its flexible lease alternative to commercial fleet customers with its new “DriveItAway Business Preferred” program, targeted to the approximately 12-15 million small locally-owned businesses that have an immediate nees for an SUV, truck or van, but do not want to make a long-term financial commitment for a vehicle or fleet of vehicles, or lack the cash or credit tor a traditional finance or lease.

July 2025 – DriveItAway and Stellantis mobility division Free2move (Stellantis is the 5th largest vehicle manufacturer in the world with the Chrysler, Jeep, Dodge, Ram, Fiat, Alfa Romeo, Maserati, and Peugeot brands and many more)launch a national partnership to revolutionize vehicle access and supercharge dealer profitability. In an unprecedented event in this automotive sector, Free2move joined forces with DriveItAway, labelled “Free2move Powered by DriveItAway,” enabling all franchise dealers to offer consumers flexible lease-to-own programs with no credit checks, no down payments, and no long-term commitments, launching a national initiative to transform dealerships into next-generation mobility hubs.

September 2025 – DriveItAway announced that leasing industry icon Mitch Fadel, former CEO of the Upbound Group (NASDAQ: UPBD) and Rent-A-Center, joined the DriveItAway Holdings Board of Advisors. During his leadership at Upbound Group and Rent-A-Center (the predecessor company of the Upbound Group), Fadel accelerated growth, expanded internationally, created new retail partner divisions, built the world’s largest “virtual” lease-to-own company, completed $2B in acquisitions, and ultimately drove tremendous shareholder value, and will now focus on helping DriveItAway scale in vehicle lease to own.

November 2025 – DriveItAway announced that automotive retail and investment banking leader James “JT” Taylor joined the DriveItAway Holdings Board of Advisors. Currently Managing Partner and Chair of the Investment Committee of Accrual Equity Partners, Taylor brings four decades of leadership spanning automotive retail, OEM strategy and investment banking, with executive and investment banking roles at Truist Securities, The Presidio Group, Toyota, Lexus and other automotive retail institutions.

December 2025 – DriveItAway and Free2move announced that together they launched 9 new cities in rapid expansion across the nation – newly opened cities include: Miami, Fort Lauderdale, Orlando, Tampa, Key West, Minneapolis/St. Paul, Denver, St. Louis and Los Angeles.

Long-Term Growth Strategy

As macro developments of oversupply and affordability continue to create the automotive retail environment problems that the DriveItAway technology and platform was created to solve, and after creating the foundational relationships and technologies to scale, we look forward to further rapid growth and achievements in 2025.

The Company has a number of goals to further growth and be ready to leverage what we see will be a massive waive towards alternative ways to drive and then buy new and used vehicles, particularly by younger buyers in the 18-34 age range, who need transportation but lack the cash, credit, or even desire to immediately make a long term financial commitment to own one.

First, we want to continue to strengthen our relationship with Free2move, to continue our national visibility and expansion. The larger the footprint, the more we can leverage our national affinity relationships with our national “demand” partners, Partners Personnel, AllShifts, and other large institutions with which we are in talks for referral relationships. With the additional nine cities added in December 2025, DriveItAway now operates in 15 cities across the US, and we look to add at least another 8 more in the first quarter of 2026.

Second, we want to partner with dealers to market our program. As the macro environment for vehicles (affordability, lack of availability of credit, growing delancqaucies and repossession) continues to create a problem for many, it is vital that we create visibility to our solution. We are currently in pilots with two dealer groups, one on each cost, to co-op dollars integrated in their own dealership marketing program, to shine light on the DriveItAway flexible lease solution. Combined with our national partnership programs, this “showroom” exposure will create local interest and leverage word of mouth business, leveraging each new vehicle delivered.

Third, as we accomplished our 2025 goal of recruiting an amazingly accomplished and talented Board of Advisors, which represent experience and success in vehicle rental and fleet, retail, and subprime lease to own, we will work with them to scale sales rapidly, continue to make strong and deep industry alliances, and to work towards our goal of a NASDAQ listing someday in the future. We will work with our Board of Advisors to guide longer-term strategy and growth, to fully leverage the massive opportunity we see before us.

Employees

As of September 30, 2025, we have 0 employees and 7 independent contractors. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Price for Equity Securities

Our common stock is quoted on the OTC Pink under the symbol “DWAY”. The following table sets forth the quarterly high and low daily close for our common stock for the two years ended September 30, 2025 and 2024. There is a very limited market for the Company’s common stock

	Price Range
	High	Low
Year ended September 30, 2025
First Quarter	$0.0489	$0.0004
Second Quarter	$0.03	$0.0194
Third Quarter	$0.10	$0.012
Fourth Quarter	$0.0878	$0.026
Year ended September 30, 2024
First Quarter	$0.10	$0.0004
Second Quarter	$0.11	$0.0025
Third Quarter	$0.09	$0.02
Fourth Quarter	$0.11	$0.04

Holders

At January 13, 2026, the Company had 120,025,082 outstanding shares of common stock and 151 shareholders of record.

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

Recent Sales of Unregistered Securities

On November 20, 2024, the Company issued 250,000 shares of its common stock to a private investor for gross proceeds of $5,000. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

In July 2025, the Company issued 325,000 shares of its common stock to accredited investors for $6,500 in gross proceeds. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

In August 2025, the Company issued 750,000 shares of its common stock to an accredited investor for $15,000 in gross proceeds. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

On October 31, 2025, the Company exchanged $25,000 in debt owed to the chief executive officer, an accredited investor, for 1,250,000 shares of the Company’s common stock. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

On October 31, 2025, the Company exchanged a note payable in the amount of $5,000 for 250,000 shares of the Company’s common stock to an accredited investor. The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

The issuance to the investor relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder concerning the issuance of restricted stock.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any securities during the fiscal year ended September 30, 2025.

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

RESULTS OF OPERATIONS

For the year ended September 30, 2025, compared to year ended September 30, 2024

Our operating results for the years ended September 30, 2025 and 2024 are summarized as follows:

	Years Ended
	September 30,
	2025	2024	Change $	Change %
Revenues	$987,937	$460,661	$526,946	114%
Cost of revenue	852,244	322,730	529,514	164%
Gross Profit	135,693	138,261	(2,568)	(2)%
Operating expense	1,004,196	706,416	297,780	42%
Operating loss	(868,503)	(568,155)	(300,348)	53%

Other Income (expense)	(4,033,977)	(1,680,088)	(2,353,889)	140%
Net loss	$(4,902,480)	$(2,248,243)	$(2,654,237)	118%

Revenues for the year ended September 30, 2025 was $987,937, as compared to $460,661 for the year ended September 30, 2024, an increase of $526,946 primarily due to a $526,946 increase in rental revenue as a result of the addition of 6 vehicles to the pool of vehicles available for rental during the fiscal year ending September 30, 2025 and a total of 32 vehicles added over the past twenty-four months.

Operating expenses for the year ended September 30, 2025 were $1,004,196 as compared to $706,416 for the year ended September 30, 2024. The increase of $297,780 was primarily attributable to a $78,155 increase in salaries and payroll taxes, a $74,173 increase in software development costs, a $258,459 increase in stock compensation expense, and a $1,496 decrease in professional fees, a $104,692 decrease in general and administrative, and a $6,819 decrease in advertising costs.

Operating loss was $868,503 for the year ended September 30, 2025, as compared to $568,155 for the year ended September 30, 2024. The increase of $300,348 was largely attributable to an increase in operating expenses and a large increase in rental revenue.

Other income (expenses) for year ended September 30, 2025 were ($4,033,977), as compared to ($1,680,088) for the year ended September 30, 2024. The increase of $2,353,889 was attributable to increases in gain or (loss) on disposition of assets of $16,212, change in fair value of derivative liability of $2,534,715, amortization of deferred financing costs of $35,716, financing cost of $24,999, and decreases in amortization of debt discount of $143,274 and interest expense of $114,479.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of September 30, 2025 and 2024.

Working Capital

	September 30,	September 30,
	2025	2024	Change $
Cash	$39,930	$33,588	$6,342

Current assets, net of restricted cash	$82,462	$37,996	$44,466
Current liabilities	9,070,576	4,373,184	4,697,392
Working capital (deficiency)	$(8,988,114)	$(4,335,188)	$(4,652,926)

As of September 30, 2025 and September 30, 2024, our total current assets net of restricted cash were $82,462 and $37,996 which were comprised of $39,930 and $33,588 in cash, $42,532 and $1,438 in accounts receivable and $0 and $2,970 in prepaid expenses, respectively.

As of September 30, 2025, our current liabilities were $9,070,576 which were comprised of $1,682,958 in accounts payable and accrued liabilities, $21,252 in accrued interest – related party, $15,740 in deferred revenue, $26,380 in due to related party, $20,000 in promissory notes payable in default, $42,500 in promissory notes payable – related parties, $1,693,877 in convertible notes payable, $450,000 in convertible notes payable, in default, and $4,454,765 in derivative liability. As of September 30, 2024 our current liabilities were $4,373,184 which were comprised of $994,270 in accounts payable and accrued liabilities, $12,752 in accrued interest – related party, $3,306 in deferred revenue, $1,339 in customer deposits, $25,080 in due to related party, $270,000 in promissory notes payable, $42,500 in promissory notes payable in default, $1,597,312 in convertible notes payable, and $1,386,014 in derivative liability.

As of September 30, 2025 and September 30, 2024, our working capital deficiency was $8,988,114 and $4,335,188, respectively.

Cash Flow Data:

	Years ended
	September 30,
	2025	2024	Change $
Cash used in operating activities	$(477,743)	$(424,379)	$(53,364)
Cash provided by (used in) investing activities	$34,145	$(642,647)	$676,792
Cash provided by financing activities	$449,940	$1,077,423	$(627,483)
Net Change in Cash and Restricted Cash	$6,342	$10,397	$(4,055)

Cash Flows from Operating Activities

During the year ended September 30, 2025 the company did not generate positive cash flows from operating activities. For the year ended September 30, 2025 net cash flows used in operating activities was $477,743 consisting of a net loss of $4,902,480, reduced by amortization debt discount of $250,672, amortization and depreciation of $144,962, loss on change in fair value of derivative liability of $2,877,466, amortization of deferred financing costs of $236,952, loss on sale of fixed assets of $16,212, and a change in operating assets and liabilities of $640,014.

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

Cash Flows from Investing Activities

During the year ended September 30, 2025 the Company purchased 6 vehicles for $137,290.

During the year ended September 30, 2024 the Company purchased 26 vehicles for $642,647.

Cash Flows from Financing Activities

During the year ended September 30, 2025, the Company generated $26,500 from the sale of common stock, $50,000 from the sale of warrants, $1,300 from related party advances, $248,888 from the issuance of convertible notes payable, and $379,600 from the issuance of promissory notes. These proceeds were partially offset by repayments on notes payable of $256,348.

During the year ended September 30, 2024, the Company generated $23,000 from the sale of common stock, $100,000 from the sale of warrants, $454,250 from the issuance of notes payable, and $655,882 from lines of credit. These proceeds were partially offset by repayments on notes payable of $155,709.

Going Concern

As of September 30, 2025, the Company had a net loss of $4,902,480 accumulated deficit of $10,461,619 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2025.

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

During the years ended September 30, 2025 and 2024, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of September 30, 2025 and 2024 refundable deposits were $0 and $1,339 and deferred revenue was $15,740 and $3,306, respectively.

In addition to the costs associated with rental revenue and insurance revenue, within the Cost of Goods Sold account the Company also records credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. During the year ended September 30, 2025, the Company recognized $258,459 in stock compensation expense. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

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

SEPTEMBER 30, 2025 and 2024

 Report of Independent Registered Public Accounting Firm

To the Shareholders and

Board of Directors of DriveItAway Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DriveItAway Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the years ended September 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of September 30, 2025, the Company had a net loss of $4,902,480, an accumulated deficit of $10,461,619 and the Company has not established sufficient revenue to cover its operating costs for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2026. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

__________

DriveItAway Holdings, Inc.

Consolidated Balance Sheets

	September 30,	September 30,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$39,930	$33,588
Accounts receivable	$42,532	1,438
Prepaid expenses	$—	2,970

Total Current Assets	82,462	37,996

Vehicles, net	$585,120	774,995
Intangible assets, net	$899	6,343
Deferred financing costs, net	$11,811	248,763

TOTAL ASSETS	$680,292	$1,068,097

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$1,682,958	$994,270
Accrued interest - related party	21,252	12,752
Deferred revenue	15,740	3,306
Customer deposits	—	1,339
Due to related parties	26,380	25,080
Short term notes payable	150,253	38,159
Current portion of SBA Loan	2,546	2,452
Promissory notes payable	510,305	—
Promissory notes payable, in default	20,000	20,000
Promissory notes, payable - related parties, in default	42,500	42,500
Convertible notes payable, net, in default	450,000	250,000
Convertible notes payable, net	1,693,877	1,597,312
Derivative liability	4,454,765	1,386,014

Total Current Liabilities	9,070,576	4,373,184
SBA Loan - noncurrent	111,840	114,386
Promissory notes payable - noncurrent	—	540,129

TOTAL LIABILITIES	9,182,416	5,027,699

Commitments and Contingencies	—	—

Stockholders’ Deficit
Preferred stock , $0.0001par value, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock , $0.0001 par value, 1,000,000,000 shares authorized, 120,025,082 shares issued, 120,009,982 outstanding as of September 30, 2025 and 113,701,722 shares issued, 113,686,622 outstanding as of September 30, 2024	12,003	11,371
Additional paid in capital	1,965,619	1,606,292
Treasury stock , at cost - 15,100 shares at September 30, 2025 and September 30, 2024	(18,126)	(18,126)
Accumulated deficit	(10,461,619)	(5,559,139)

Total Stockholders’ Deficit	(8,502,124)	(3,959,602)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$680,292	$1,068,097

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Operations

	Years ended
	September 30,	September 30,
	2025	2024
Revenues	$987,937	$460,991
Cost of goods sold	852,244	322,730
Gross profit	135,693	138,261

Operating Expenses
Salaries and payroll taxes	346,050	267,895
Professional fees	248,941	250,437
General and administrative	37,329	142,021
Software development	113,417	39,244
Stock compensation	258,459	—
Advertising and marketing	—	6,819

Total operating expenses	1,004,196	706,416

Operating Loss	(868,503)	(568,155)

Other Income (expense)
Change in fair value of derivative	(2,877,466)	(342,751)
Amortization debt discount	(250,672)	(393,946)
Amortization of deferred financing costs	(236,952)	(201,236)
Interest expense	(619,176)	(733,560)
Interest expense - related parties	(8,500)	(8,595)
Financing cost	(24,999)	—
Gain or (loss) on asset dispositions	(16,212)	—

Total other income (expense)	(4,033,977)	(1,680,088)

Net Income (loss) before taxes	(4,902,480)	(2,248,243)
Income tax benefit	—	—

Net Income (Loss)	$(4,902,480)	$(2,248,243)

Net loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average of common shares - basic and diluted	114,239,275	110,277,132

DriveItAway Holdings, Inc.

Consolidated Statement of Changes in Stockholders’ Deficit Years Ended September 30, 2025 and 2024

			Additional
	Common Stock		Paid in	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance, September 30, 2023	106,551,722	$10,656	$1,364,007	$(15,100)	$(18,126)	$(3,310,896)	(1,954,359)
Common stock issued for cash	1,150,000	115	228,555	—	—	—	23,000
Common stock issued in connection with promissory note	6,000,000	600	119,400	—	—	—	120,000
Warrants issued for cash	—	—	100,000	—	—	—	100,000
Net loss	—	—			—	(2,248,243)	(2,248,243)
Balance, September 30, 2024	113,701,722	$11,371	$1,606,292	$(15,100)	$(18,126)	$(5,559,139)	$(3,959,602)

	Common Stock		Paid in	Treasury Stock		Accumulated	Equity
	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)
Balance - September 30, 2024	113,701,722	$11,371	$1,606,292	(15,100)	$(18,126)	$(5,559,139)	$(3,959,602)
Warrants issued for cash	—	—	50,000	—	—	—	50,000
Warrant issued	—	—	24,999	—	—	—	24,999
Warrants exercised	4,998,360	500	(500)	—	—	—	—
Common stock issued for cash	1,325,000	132	26,368	—	—	—	26,500
Stock based compensation	—	—	258,459	—	—	—	258,459
Net Income (Loss)	—	—	—	—	—	(4,902,480)	(4,902,480)
Balance - September 30, 2025	120,025,082	$12,003	$1,965,618	(15,100)	$(18,126)	$(10,461,619)	$(8,502,124)

The accompanying notes are an integral part of these consolidated financial statements.

DriveItAway Holdings, Inc.

Consolidated Statements of Cash Flows

	Years Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,902,480)	$(2,248,243)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	236,952	201,236
Stock compensation	258,459	—
Loss on change in fair value of derivative liability	2,877,466	342,751
Loss on sale of vehicles	16,212	—
Amortization and depreciation	144,962	57,324
Amortization of debt discount	250,672	393,946
Financing fee	24,999	—
Discount on lines of credit	—	(85,000)
Additions to derivative liability	—	686,102
Discount on notes payable	—	(112,246)
Changes in operating assets and liabilities:
Prepaid expenses	2,993	(2,970)
Accounts receivable	(41,117)	10,146
Deferred revenue	12,434	(3,927)
Accounts payable and accrued liabilities	633,544	329,563
Customer deposits	(1,339)	(895)
Accrued interest related party	8,500	7,834
Net Cash Used in Operating Activities	(477,743)	(424,379)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of vehicles	171,435	—
Purchase of vehicles	(137,290)	(642,647)
Net Cash Provide By (Used) in Investing Activities	34,145	(642,647)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party advances	1,300	—
Proceeds from sale of common stock for cash	26,500	23,000
Proceeds from convertible notes payable	248,888	—
Proceeds from the sale of warrants	50,000	100,000
Proceeds from notes payable	379,600	454,250
Proceeds from lines of credit	—	655,882
Repayment of notes payable	(256,348)	(155,709)
Net Cash Provided By Financing Activities	449,940	1,077,423

Net increase (decrease) in cash and cash equivalents	6,342	10,397
Cash and cash equivalents, beginning of period	33,588	23,191
Cash and cash equivalents, end of period	$39,930	$33,588

Supplemental cash flow information
Cash paid for interest	$189,789	$—
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued in connection with promissory note	$—	$120,000
Financing cost	$24,999	$—
Debt discount in connection with original issue discount	$302,250	$28,000
Deferred financing costs	$—	$449,999

DriveItAway Holdings, Inc.

Notes to Consolidated Financial Statements September 30, 2025 and 2024

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 2025, the Company had a net loss of $4,902,480, cash used in operating activities of $477,743 and a working capital deficit of $8,988,114. As of September 30, 2025, the Company had an accumulated deficit of $10,461,619. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. As of September 30, 2025, and 2024, the Company had cash of $39,930 and $33,588, respectively and did not have any cash equivalents.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of September 30, 2025 and 2024, are adequate, but actual write-offs could exceed the recorded allowance. As of September 30, 2025 and 2024, the balances in the allowance for doubtful accounts was $0.

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

Leases

The Company’s operating lease portfolio for the years ended September 30, 2025 and 2024, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of September 30, 2025, the Company did not have leases that qualified as ROU assets.

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

September 30, 2025

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities as of September 30, 2025 and 2024:

		Fair Value Measurements at September 30, 2025 using:
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$4,454,765	—	—	$4,454,765

		Fair Value Measurements at September 30, 2024 using:
	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	—	—	$—
Derivative Liabilities	$1,386,014	—	—	$1,386,014

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

September 30, 2025

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

During the years ended September 30, 2025 and 2024, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

The Pay-As-You-Go program manages or includes insurance. Fleet insurance is sometimes provided where the Company has a fleet policy and the driver is added to it when needed. In this case, the driver pays the cost of insurance as a separate payment in the system. This payment is a type of revenue. The Company pays the insurance company providing the coverage. This is a cost of goods sold. The Company also allows drivers to bring their own insurance. The Company works with associated insurance brokers to write a policy for the customer for that vehicle and a separate finance company that pays for the policy in full. The Company acts as trustee in collecting installments and transferring them to the finance company. Collected payments are treated as revenue and transfers to the finance company are treated as contra-revenue because the Company acts as an agent in these transactions. Lastly, in markets where the Company cannot support this program, drivers are allowed to bring their own insurance and pay it directly themselves with no involvement of the Company. No revenue is collected or recognized in this instance. Because any insurance revenue is collected at contract inception and covers the fixed contract period the Company recognizes insurance revenue ratably over the contract term and allocates charges to customer credit cards for this service between revenue and deferred revenue at the end of each month.

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of September 30, 2025 and 2024 refundable deposits were $0 and $1,339 and deferred revenue was $15,740 and $3,306, respectively.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

In addition to the costs associated with rental revenue and insurance revenue, within the Cost of Goods Sold account the Company also records credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. During the year ended September 30, 2025, the Company recorded stock compensation expense of $258,459. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock value as well as assumptions regarding several complex and subjective variables, including expected stock price volatility and the risk-free interest rate.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the years ended September 30, 2025 and 2024 of $0 and $6,819, respectively.

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

Net Loss per Share of Common Stock

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option. For the years ended September 30, 2025 and 2024, the common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30,	September 30,
	2025	2024
Convertible notes	2,250,000	2,250,000
Commitment	5,000,000	5,000,000
Warrants	85,850,000	22,350,000
	93,100,000	29,600,000

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Recent Accounting Pronouncements

In the period from October 2025 through December 2025 the FASB issued Accounting Standards Update 2023-09-Income Taxes (Topic 740): Improvement to Income Tax Disclosures. This amendment is effective for annual periods beginning after December 15, 2024. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our consolidated financial statements and related disclosures.

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

During the years ended September 30, 2025 and 2024, the Company recorded related party interest expense of $8,500 and $8,595, respectively and amortization of debt discount of $0 and $0, respectively. As of September 30, 2025, the promissory note payable – related party balance was $42,500. As of September 30, 2025, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and owed unpaid interest of $21,252. As of September 30, 2024, the Company had defaulted on the promissory notes payable with aggregate outstanding principal of $42,500 and owed unpaid interest of $12,752.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2025 and 2024, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $1,300 and $0, respectively, and the Company made repayments to related parties of $0 and $0, respectively.

As of September 30, 2025 and 2024, the Company owed related parties $26,380 and $25,080, respectively, for this activity.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	September 30,	September 30,
	2025	2024
Vehicle costs	$786,662	$867,551
Accumulated depreciation	(201,502)	(92,556)
Vehicles, net	$585,120	$774,995

During the years ended September 30, 2025 and 2024, the Company purchased passenger vehicles for $137,289 and $642,647, respectively, and recorded depreciation of $139,518 and $51,880, respectively. During the year ended September 30, 2025, the Company sold nine vehicles with a cost of $218,218 and accumulated depreciation of $30,571 for gross proceeds of $171,484, resulting in a loss on the sale of vehicles of $16,212. The proceeds were used to pay down the vehicle line of credit.

The following table summarizes the components of our intangible assets as of the dates presented:

	September 30,	September 30,
	2025	2024
Website development costs	$16,331	$16,331
Accumulated amortization	(15,432)	(9,988)
Website, net	$899	$6,343

During the years ended September 30, 2025 and 2024 the Company recorded amortization of $5,444 and $4,544, respectively.

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

September 30, 2025

Voluntary Conversion Rights: Each share of Series A Preferred Stock is convertible into 33.94971 shares of Common Stock at the option of the holder thereof.

Mandatory Conversion Right: The Company has the right to convert each share of Series A Preferred Stock into 33.94971 shares of Common Stock at any time that there are less than 200,000 shares of Series A Preferred Stock outstanding.

During the years ended September 30, 2025 and 2024 there were no issuances of the Series A Preferred shares.

As of September 30, 2025 and 2024, the Company had no shares of Series A Preferred stock outstanding, respectively.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Common Stock

On November 20, 2024, the Company issued 250,000 shares of its common stock to a private investor for gross proceeds of $5,000.

In July 2025, the Company issued 325,000 shares of its common stock to accredited investors for $6,500 in gross proceeds.

In August 2025, the Company issued 750,000 shares of its common stock to an accredited investor for $15,000 in gross proceeds.

In September 2025, an investor exercised a warrant for 4,998,360 shares of the Company’s common stock. At the investor’s request, the Company only delivered 300,000 shares to the investor. The remaining 4,698,360 shares are included in shares outstanding as of September 30, 2025, but have not yet been issued.

As of September 30, 2025 and 2024, the Company had 120,025,082 and 113,701,722 common shares issued, respectively.

Treasury Stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of September 30, 2025, and 2024, the Company had 15,100 shares of treasury stock valued at $18,126.

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

September 30, 2025

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

In June 2024, in conjunction with the issuance of a line of credit of $250,000, the Company issued warrants to purchase 5,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,500 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense. In September 2025, the warrant was exercised on a cashless basis and the Company issued the holder 4,998,360 shares of the Company’s stock.

On July 12, 2024, the Company sold a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.00001 to an investor for $50,000. The warrant has no expiration date. The investor has the option of funding the Company with two additional tranches of $50,000. The second tranche of $50,000 is due within 60 days of the first funding date of July 12, 2024. In May 2025, the Company issued an additional warrant to the investor to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.08 per share, per the terms of the transaction. The warrant does not expire and had a value of $24,999 on the date of issuance.

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

In July 2025, in conjunction with the issuance of a promissory note of $60,000, the Company issued warrants to purchase 18,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after July 18, 2025 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $1,565,999 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $60,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

In September 2025, in conjunction with the issuance of a promissory note of $65,000, the Company issued warrants to purchase 18,000,000 shares of Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after September 2, 2025 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $1,200,000 which was recorded as a derivative liability. The note was discounted to a principal balance of $0 and a debt discount of $65,000 was recorded at inception. The difference between the fair value of the warrants and the net proceeds received was recognized as interest expense.

On September 18, 2025, the Company entered into an advisory agreement with a consultant in exchange for a warrant to purchase 5,000,000 shares of the Company’s common stock at an exercise price of $0.00001 per share. The warrant vests as follows: 25% on the six-month anniversary of the effective date, and the remaining 75% shall vest in equal monthly installments over the following 18 months. The vesting is dependent upon the consultant,s continuing service to the Company. The fair market value of the warrant at inception was $285,000, which will be recognized as stock compensation expense as it vests. In conjunction with the advisory agreement, the consultant was also issued a warrant to purchase up to 5,000,000 shares of the Company’s common stock at a price of $0.02 per share. This warrant expires on December 17, 2025. The fair market value of the warrant at inception was $228,872, which was recorded as compensation expense.

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

A summary of warrant activity during the years ended September 30, 2025 and 2024 is as follows:

	Warrants	Weighted-Average	Weighted-Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2023	2,350,000	$0.07	3.51
Issuance	25,666,666	$0.00001	*
Exercised	—	$—
Expired/Cancelled	—	$—
Balance as of September 30, 2024	28,016,666	$0.01	*
Issuance	500,000	$0.08	*
Exercised	—	$—
Expired/Cancelled	—	$—
Balance as of September 30, 2025	28,516,666	$0.01	*

* 25,666,666 warrants issued during the year ending September 30, 2024 do not have an expiration date and 500,000 warrants issued during the year ending September 30, 2025 do not have an expiration date.

The intrinsic value of the warrants as of September 30, 2025 and 2024 is $200 and $0. All of the outstanding warrants are exercisable as of September 30, 2025.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021 the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the years ended September 30, 2025 and 2024, the Company recorded interest expense of $4,338 and $5,094, respectively, on the SBA Loan and as of September 30, 2025 and 2024, the accrued interest on the SBA Loan was $5,989 and $5,989, respectively. As of September 30, 2025 and 2024, the outstanding principal of SBA Loan was $114,386 and $116,838, respectively.

The following represents the future aggregate maturities of the Company’s SBA Loan as of September 30, 2025 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2027	$2,431
2027	2,431
2028	2,431
2029	2,431
2030	2,431
Thereafter	102,231
Total	$114,386

Promissory Notes Payable, in Default

During June 2022, the Company sold a total of $250,000 worth of Units to U.S. Escrow Services Corporation and Kevin Leach, two accredited investors, which resulted in the issuance of two secured promissory notes with an aggregate principal amount of $250,000 for cash proceeds of $230,000 (net of an original issuance discount of $20,000), and the issuance of 125,000 warrants (see Note 6). The $20,000 was recorded as a debt discount and the conversion option embedded in the notes was bifurcated and accounted for as a derivative liability resulting in the Company recording a debt discount and derivative liability of $50,491. As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $8,136 which was recorded as a derivative liability (see Note 9) and debt discount. The total debt discount of $78,627 is being amortized to interest expense over the term of the Note. The debt discount was $0 on September 30, 2025. These notes matured in June 2024 and are still outstanding.

On March 1, 2023, the Company entered into a promissory note agreement with an investor for amount of $12,500 with interest bearing at 15% per annum, maturity date of 120 days from issuance and issuance of 25,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $767 which was recorded as a derivative liability and debt discount (see Note 6). During the years ended September 30,2024, the Company recorded interest expense of $2,500 and $1,109 and amortization of debt discount of $0 and $767, respectively. As of September 30, 2025, the debt discount recorded on the note was $0, resulting in a note payable balance of $12,500 and accrued interest of $6,109. As of September 30, 2023, the Company had defaulted on the promissory note payable.

During the year ended September 30, 2024, the Company reclassified a promissory note entered on March 1, 2023 with a value of $7,500, with interest bearing 15% per annum, maturity date 120 days from issuance (June 30, 2023) and issuance of 15,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 year), from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $460 which was recorded as a derivative liability and debt discount (see Note 8). During the year ended September 30, 2025 and 2024, the Company recorded interest expense of $1,500 and $1,500, respectively. As of September 30, 2025 and 2024, the accrued interest on the promissory note was $3,666 and $2,166, respectively. As of September 30, 2025 and 2024, the total outstanding principal of the promissory note payable was $7,500. As of September 30, 2025, the Company had defaulted on the promissory note payable.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

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

As of September 30, 2025, the Company has drawn $684,509 on the Promissory Note and $47,500 in broker and legal fees. The Company recorded deferred offering costs of $199,999 related to the warrant issued in conjunction with the Promissory Note. The Company amortized $132,860 of deferred offering costs during the year ended September 30, 2025. The amount of interest accrued and paid on the Promissory note was $208,209 as of September 30, 2025. During the year ended September 30, 2025, the Company made principal payments totaling $171,435 on the promissory note. The promissory notes payable balance was $513,074 as of September 30, 2025.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased. The net book value of the vehicles that serve as collateral on this obligation is $458,408. The gross value of the pledged vehicles is less than the gross borrowings on the Promissory Note.

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

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of September 30, 2025, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the note’s principal still due into a second note (see below), therefore the loan was considered paid in full.

On August 15, 2023 the Company executed a second note payable with the same lender from the May 1, 2023 note, with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. As of September 30, 2025, the Company had amortized the full $6,206 of the debt discount and made repayments of $57,820 and rolled $6,386 of the note’s principal still due into a third note (see below), therefore the loan was considered paid in full.

On February 22, 2024, the Company executed a third note payable with the same lender with a face amount of $57,474. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $57,474 (including fixed fees of $5,974 or approximately 10% of the note amount). The Company received net proceeds of $44,644 after paying off the August 15, 2023 note and rolling $6,856 of its balance into the February 22, 2024 note and recording the $5,974 of fixed fees as a debt discount. As of September 30, 2025, the Company had amortized the full $5,974 of the debt discount and made repayments of $38,211 and rolled $19,263 of the note’s principal still due into a fourth note (see below), therefore the loan was considered paid in full.

On July 3, 2024, the Company executed a fourth note payable with a lender with a face amount of $88,800. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $88,800 (including fixed fees of $8,800 or approximately 10% of the note amount). The Company received net proceeds of $60,737 after paying off the February 22, 2024 note and rolling $19,263 of its balance into the July 3, 2024 note and recording the $8,800 of fixed fees as a debt discount. As of September 30, 2025, the Company had amortized $2,939 of the debt discount and made repayments of $49,496, resulting in a debt discount balance of $5,861 and a loan balance of $39,304, for a net note balance of $38,159 at September 30, 2024.

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

On March 17, 2025, the Company executed a sixth note payable with a lender with a face amount of $113,600. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $113,600 (including fixed fees of $11,132 or approximately 10% of the note amount). The Company received net proceeds of $88,695 after paying off the November 2024 note and rolling $24,905 of its balance into the March 17, 2025 note and recording the $11,132 of fixed fees as a debt discount. As of September 30, 2025, the Company had amortized $11,132 of the debt discount and made repayments of $113,600, resulting in a debt discount balance of $0 and a loan balance of $0 at September 30, 2025.

On August 25, 2025, the Company executed a seventh note payable with a lender with a face amount of $188,300. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $188,300 (including fixed fees of $19,771 or approximately 10% of the note amount). The Company received net proceeds of $148,333 after paying off the March 2025 note and rolling $39,967 of its balance into the August 25, 2025 note and recording the $19,771 of fixed fees as a debt discount. As of September 30, 2025, the Company had amortized $2,145 of the debt discount and made repayments of $20,421, resulting in a debt discount balance of $17,626 and a loan balance of $167,879 at September 30, 2025.

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

The following represents the future aggregate maturities as of September 30, 2025 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2026	$150,253
2027	—
Total	$150,253

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

The maturity date of the AJB Note was extended to January 31, 2026. The AJB Note bears interest at 10% per annum for the original note’s period and 12% per annum for extension period which was started from August 24, 2022, and it is payable on the first of each month beginning April 1, 2022. The Company may prepay the AJB Note at any time without penalty.

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

September 30, 2025

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

The maturity date of the AJB Note is January 31, 2026 Company may prepay the AJB Note at any time without penalty.

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

The maturity date of the AJB Note is January 31, 2026. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

The maturity date of the AJB Note is January 31, 2026. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

The maturity date of the AJB Note is January 31, 2026. The AJB Note bears interest at 15% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

September 30, 2025

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

On July 18, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $60,000 and an original issue discount of $6,000. The notes is due on January 31, 2026 and bears interest at 12%. Legal and due diligence fees totaling $8,000 were deducted from the gross proceeds of the note, resulting in net proceeds of $46,000 to the Company. The note is convertible into common stock of the Company in the event of a default.

In conjunction with this note, the Company issued a warrant to purchase 18,000,000 shares of the Company’s common stock at a price of $0.00001 per share. The term of the warrant extends until such time as the warrant is exercised in full. The warrant is exercisable at any time on or after July 18, 2025 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $1,565,999 which was recorded as a derivative liability. As the assigned value of the warrants plus a $6,000 original issue discount and $8,000 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note.

On September 2, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $41,000 and an original issue discount of $6,500. The notes is due on January 31, 2026 and bears interest at 12%. Legal and due diligence fees totaling $8,500 were deducted from the gross proceeds of the note, resulting in net proceeds of $26,000 to the Company. The note is convertible into common stock of the Company in the event of a default.

In conjunction with this note, the Company issued a warrant to purchase 25,000,000 shares of the Company’s common stock at a price of $0.00001 per share. The term of the warrant extends until such time as the warrant is exercised in full. The warrant is exercisable at any time on or after September 2, 2025 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $1,200,000 which was recorded as a derivative liability. As the assigned value of the warrants plus a $6,500 original issue discount and $8,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note.

During the year ended September 30, 2025, the Company recorded interest expense of $330,743 and recorded a loss on change in fair value of derivative liability of $994,461. As of September 30, 2025, the derivative liability was $4,127,242, the notes payable principal was $1,818,722, and the Company owed accrued interest of $573,395.

During the year ended September 30, 2024, the Company recorded interest expense of $105,443 and recorded a loss on change in fair value of derivative liability of $293,574. As of September 30, 2024, the derivative liability was $245,442, the debt discount recorded on the note was $0, the note payable principal was $860,000, and the Company owed accrued interest of $174,005.

Effective February 14, 2023 the Company went into default on the AJB Notes, however the lender waived all default provisions through January 31, 2026 therefore no default interest or penalties were incurred during the year ended September 30, 2025 and 2024 and the AJB note was not convertible as of September 30, 2025 and 2024.

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

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

During the year ended September 30, 2025, the Company recorded interest expense of $98,174, paid interest of $0, and recorded amortization of debt discount of $0. As of September 30, 2025, the debt discount recorded on the notes was $0 and the principal balance was $450,000, resulting in a net note payable balance of $450,000. As of September 30, 2025, the Company owed accrued interest of $264,762.

During the year ended September 30, 2024, the Company recorded interest expense of $30,000, paid interest of $0, and recorded amortization of debt discount of $21,640. As of September 30, 2024, the debt discount recorded on the notes was $0 and the principal balance was $450,000, resulting in a net note payable balance of $450,000. As of September 30, 2024, the Company owed accrued interest of $79,780.

The following represents the future aggregate maturities of the Company’s Secured Convertible Notes as of September 30, 2025 for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2026	$450,000
Total	$450,000

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of September 30, 2025 and 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the year ended September 30, 2025:

Expected term	0.68 - 5.00 years
Expected average volatility	111% - 499%
Expected dividend yield
Risk-free interest rate	3.61% - 4.93%

At September 30, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows (level 3):

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

Commitment fee guarantee issued February 24, 2022	$131,343
Warrants issued February 24, 2022	47,476
Embedded conversion feature in Note issued June 3, 2022	2,395
Warrants issued June 3, 2022	24,124
Embedded conversion feature in Note issued June 16, 2022	3,603
Warrants issued June 16, 2022	36,271
Embedded conversion feature in Note issued November 15, 2022	4,910
Warrants issued on February 10, 2023	48,476
Warrants issued on March 1, 2023	6,221
Warrants issued on December 15, 2023	249,950
Warrants issued on May 1, 2024	249,999
Warrants issued on May 28, 2024	249,999
Warrants issued on June 16, 2024	249,999
Warrants issued on May 8, 2025	250,000
Warrants issued on June 16, 2025	750,000
Warrants issued on July 18, 2025	900,000
Warrants issued on September 2, 2025	1,249,999

Derivative liability balance - September 30, 2025	$4,454,765

The following table summarizes the changes in the derivative liabilities during the years ended September 30, 2025 and 2024:

Derivative liability balance - September 30, 2023	$1,317
Addition of new derivatives recognized as debt discounts	1,089,454
Gain on change in fair value of the derivative	342,751
Derivative liability balance - September 30, 2024	$1,386,014
Addition of new derivatives recognized as debt discounts	383,285
Day one loss on change in value of derivative liability	(192,000)
Gain on change in fair value of the derivative	2,877,466
Derivative liability balance - September 30, 2025	$4,454,765

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate of 31% to the income tax amount recorded as of September 30, 2025 and 2024 are as follows:

	Years Ended
	September 30,
	2025	2024
Deferred tax assets:
Net operating loss carryover	$917,500	$914,000
Accruals	3,600	4,100
Development	—	—
Depreciation & amortization	(49,600)	(13,200)
Valuation allowance	(871,500)	(904,900)
Net deferred tax asset	$—	$—

DriveItAway Holdings, Inc.

Notes to the Consolidated Financial Statements

September 30, 2025

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended September 30, 2025 and 2024, due to the following:

	Years Ended
	September 30,
	2025		2024
Expected Federal Tax	$(1,012,000)	21.0%	$(619,800)	21.0%
State income taxes (net of federal benefit)	—	3.5%	(103,900)	3.5%
Permanent adjustments	711,900	(14.8)%	340,200	(11.5)%
State tax rate change	—	—%	38,200	(1.3)%
Change in valuation allowance	300,100	(6.2)%	345,300	(11.5)%
Total income tax provision	$—		$—

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

As of September 30, 2025, the Company had approximately $5,100,000 of net operating loss carryforwards that may be offset against future taxable income. No tax benefit has been reported in the September 30, 2025 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Tax returns for the years ended 2020 and forward are subject to review by the tax authorities.

Note 10 – Subsequent Events

Management has evaluated subsequent events through the date these financial statements were available to be issued. Please note the following matters deemed to be subsequent events.

In October 2025, the Company issued warrants to purchase 10,750,000 shares of its common stock at an exercise price of $0.02 in exchange for $215,000. The warrants do not expire.

On October 31, 2025, the Company exchanged $25,000 in debt owed to the chief executive officer for 1,250,000 shares of the Company’s common stock.

On October 31, 2025, the Company exchanged a note payable in the amount of $5,000 for 250,000 shares of the Company’s common stock.

In December 2025, the Company issued warrants to two advisory panel members to purchase 2,500,000 shares of its common stock at an exercise price of $0.00001. The warrants do not expire.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of September 30, 2025, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of September 30, 2025 due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our consolidated financial statements for the year ended September 30, 2025 are fairly stated, in all material respects, in accordance with GAAP.

(c) Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

Our directors and executive officers and their ages at the date of this filing are listed in the following table:

Name	Age	Title

John Possumato	64	Chief Executive Officer and Director
Adam Potash	37	Chief Operating Officer and Director
Steven M. Plumb	66	Chief Financial Officer

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

Communication with the Board

Our stockholders and other interested parties may send written communications directly to the Board or to specified individual directors, including the Chairman or any other non-management directors, by sending such communications to the Chief Executive Officer of the Company, 3201 Market Street, Suite 200/201, Philadelphia, PA 10104. Such communications will be reviewed by our outside legal counsel and, depending on the content, will be:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officer and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports or changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based upon a review of the copies of the forms furnished to us and written representations from certain reporting persons, we believe that, during the year ended September 30, 2025, none of our executive officers, directors or beneficial owners of more than 10% of any class of registered equity security failed to file on a timely basis any such report.

Item 11. Executive Compensation

The following identifies the elements of compensation for the fiscal years 2025 and 2024 with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during fiscal year 2024, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at September 30, 2025 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at September 30, 2025.

Summary Compensation Table

	Fiscal		Stock	All Other
Name and Principal Position	Year	Salary	Compensation	Compensation	Total

John Possumato	2025	$119,000	$—	$—	$119,000
Chief Executive Officer (1)	2024	$80,500	$—	$—	$80,500

Adam Potash	2025	$76,500	$—	$—	$76,500
Chief Operating Officer (2)	2024	$80,500	$—	$—	$80,500

Steven M. Plumb	2025	$52,375	$29,587	$—	$81,962
Chief Financial Officer (3)	2024	$18,750	$—	$—	$18,750

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

Outstanding Equity Awards At Fiscal Year-End

None of the named executive officers have any unvested equity awards or unexercised options in the Company as of September 30, 2025.

Employee Benefit Plans and Pension Benefits

The Company does not provide its officers or employees with pension, stock appreciation rights, long-term incentive or other plans. The Company does not have a defined benefit, pension or profit-sharing plan.

Director Compensation

Our Board does not have a current compensation policy for its directors. However, we reimburse our directors for reasonable travel and other related expenses. None of our directors received any director compensation during the year ended September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of September 30, 2025, certain information concerning the beneficial ownership of our common stock by (i) each person known by us to own beneficially five percent (5%) or more of the outstanding shares of each class, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.

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

	Number of
	Commons Shares	Percent of
	of Beneficial	Class
Name and Address of Beneficial Owner (1)	Ownership	(2)

5% Beneficial Owners:	—	—

AJB Capital Holdings, LLC	10,609,330	8.8%

Named Executive Officers and Directors:
John Possumato (3)	34,590,190 (3)	28.8%
Adam Potash (4)	35,528,599 (4)	29.6%
Steven M. Plumb	—	0.0%

All Officers and Directors as a Group	80,728,119	67. 3%

(1)	Unless otherwise noted, the address of each beneficial owner is c/o DriveItAway Holdings, Inc. 3201 Market Street, Suite 200/201, Philadelphia, PA 10104.

(2)	Applicable percentages are based on 120,025,082 shares of our common stock outstanding as of September 30, 2025.

(3)	Includes 32,680,519 common shares owned by Driveitaway, LLC. John Possumato, has investing and dispositive power of shares beneficially owned by Driveitaway, LLC.

(4)	Includes 32,887,210 common shares owned by Minds Eye Innovation, Inc. Adam Potash has investing and dispositive power of shares beneficially owned by Minds Eye Innovation, Inc.

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

During the years ended September 30, 2025, and 2024, the Company recorded interest expense for related parties of $8,500 and $8,595, respectively. As of September 30, 2025 and 2024, the Company had accrued interest owed to related parties of $21,252 and $12,752, respectively.

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses. During the year ended September 30, 2025, related parties made payments on the Company’s behalf or provided short-term advances to the Company totaling $1,300 and the Company made repayments to related parties of $0. As of September 30, 2025 and 2024, the Company owed related parties $26,380 and $25,080, respectively, for this activity.

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

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services provided by our independent registered public accounting firm for the years September 30, 2025 and 2024, respectively:

The following table shows the fees billed aggregate to the Company for the periods shown:

	Fiscal Year	Fiscal Year
	2025	2024

Audit Fees (1)	$75,000	$77,455
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total Fees	$75,000	$77,455

(1)	Audit Fees. Audit services include work performed for the audit of our financial statements and the review of financial statements included in our quarterly reports, as well as work that is normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-related services. Audit-related services are for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not covered above under “audit services.”

(3)	Tax services. Tax services include all services performed by the independent registered public accounting firm’s tax personnel for tax compliance, tax advice and tax planning.

(4)	All other Fees. All other fees are those services and/or travel expenses not described in the other categories. The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee, provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended September 30, 2025 and 2024 were reviewed and approved by our Board before the respective services were rendered.

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

DRIVEITAWAY HOLDINGS, INC.

Dated: January 13, 2026	By:	/s/ John Possumato

John Possumato, Chief Executive Officer
(Principal Executive Officer)

Dated: January 13, 2026	By:	/s/ Steven M. Plumb

Steven M. Plumb, Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below on the 13th day of January 2026 by the following persons on behalf of the registrant and in the capacities indicated.

Name	Title

/s/ John Possumato	Director, Chief Executive Officer
John Possumato

/s/ Steven M. Plumb	Chief Financial Officer
Steven M. Plumb

/s/Adam Potash	Director, Chief Operating Officer
Adam Potash