Form 10-K/A
period 2025-09-30
Driveitaway Holdings, Inc.
filed 2026-01-15
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

Documents Incorporated by Reference:

None

☐

Driveitaway Holdings, Inc.

Explanatory Note

Driveitaway Holdings, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2025 for purpose of substituting the correct version of the Report of Independent Registered Public Accounting Firm.

Other than as disclosed above and the dating of this Amendment, there are no changes to that Annual Report.

TABLE OF CONTENTS

Item 8.	Financial Statements and Supplementary Data

i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and

Board of Directors of DriveItAway Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DriveItAway Holdings, Inc. and Subsidiary (the “Company”) as of September 30, 2025, and September 30, 2024, and the related consolidated statements of operations, change in stockholders’ deficit, and cash flows, for the years ended September 30, 2025, and September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and September 30, 2024, and the results of its operations and its cash flows for the two years ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s ability to continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, Going Concern, to the financial statements, the Company has an accumulated deficit of $10,461,619 as of September 30, 2025. Additionally, as of September 30, 2025, the Company had a working capital deficit of $8,988,114. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current audit of the financial statements that was communicated or required to be communicated to the Board of Directors and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

F-1

An audit of these elements is especially challenging and requires auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

Accounting for Warrants issued in connection with Notes Payable

As described in Note 8, Derivative Liabilities, the Company issued prefunded warrants for the purchase of the Company’s common stock. The fair market value of the Warrants was recorded as a derivative liability. The assigned value of the Warrants along with loan fees and broker fees was recorded as deferred financing costs and will be recorded as a discount to the note, amortized straight line over the life of the Promissory Note.

The Company determined that this is an asset in accordance with the guidance exception in ASC 470-20-25-2 (the “ASC”) which indicates the ASC does not apply when warrants are issued to obtain a line of credit rather than in connection with the issuance of a debt instrument. Issuing warrants to obtain a line of credit is equivalent to paying a loan commitment or access fee (equivalent to the fair value of the warrant). As such, these costs meet the definition of an asset. This exception applies, even if the line is fully drawn down at inception. The Company recorded deferred financing costs, net of discount of $11,811 and $248,763, derivative liability of $4,454,765 and $1,386,014, and loss from change in fair value of derivative liability of $2,877,466 and $342,751, as of and for the years ended September 30, 2025 and 2024, respectively.

Our audit procedures included, but were not limited to (1) a review of the assumptions by management and the guidance from the ASC (2) the derivative calculations, underlying assumptions to arrive at fair value, initial recognition and subsequent measurement at the balance sheet date, (3) the fair value model employed in the derivative calculations (4) evaluation of whether the note exception from the ASC is applicable in the Company’s case (5) the ability of the Company to realize the asset value and (6) the method of amortization.

We have served as the Company’s auditor since 2024

Houston, Texas

January 13, 2026

PCAOB ID: 6771

F-2

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

DRIVEITAWAY HOLDINGS, INC.

Dated: January 14, 2026	By:	/s/ John Possumato

John Possumato, Chief Executive Officer
(Principal Executive Officer)

Dated: January 14, 2026	By:	/s/ Steven M. Plumb

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

2