Form 10-Q
period 2025-12-31
Driveitaway Holdings, Inc.
filed 2026-02-25
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Yes ☐ No ☒

As of February 23, 2026, there were 121,525,082 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2025	2025
	(Unaudited)
Assets
Current assets
Cash	$89,743	$39,930
Accounts receivable, net	16,684	42,532
Total current assets	106,427	82,462

Deferred financing costs, net	—	11,811
Fixed assets, net	438,502	585,120
Intangible assets, net	—	899
Total Assets	$544,929	$680,292

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,701,332	$1,682,957
Accrued interest – related parties	18,724	21,252
Deferred revenue	15,912	15,740
Customer deposits	—	—
Due to related parties	26,380	26,380
Short term notes payable	94,756	150,253
Current portion of SBA Loan	2,570	2,546
Promissory notes payable, current portion	442,259	510,305
Promissory notes payable, in default	20,000	20,000
Promissory notes payable - related parties, in default	21,250	42,500
Convertible notes payable, net, in default	450,000	450,000
Convertible notes payable, net of debt discount	1,814,777	1,693,877
Derivative liability	3,473,411	4,454,765
Total Current Liabilities	8,081,371	9,070,576

SBA Loan - noncurrent	111,188	111,840
Promissory notes payable - noncurrent	—	—
Total Liabilities	8,192,559	9,182,416

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 121,525,082 shares issued and 121,509,982 outstanding at December 31, 2025 and 120,025,082 issued and 120,009,982 outstanding September 30, 2025, respectively	12,153	12,003
Additional paid in capital	2,271,094	1,965,619
Treasury stock, at cost - 15,100 shares at December 31, 2025 and September 30, 2025	(18,126)	(18,126)
Accumulated deficit	(9,912,751)	(10,461,619)
Total Stockholders’ Deficit	(7,647,630)	(8,502,124)
Total Liabilities and Stockholders’ Deficit	$544,929	$680,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	December 31,
	2025	2024
Revenues	$282,242	$241,946
Cost of Goods Sold	198,348	143,255
Gross Profit	83,894	98,691

Operating Expenses
Salaries and payroll taxes	84,754	95,750
Professional fees	32,117	20,257
General and administrative	60,675	86,681
Software development	6,000	21,615
Stock compensation	40,625	—
Total Operating Expenses	224,171	224,303

Operating Loss	(140,277)	(125,612)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	981,354	913,562
Amortization debt discount	(109,785)	(59,378)
Amortization of deferred financing costs	(11,811)	(137,580)
Interest expense	(149,944)	(132,387)
Interest expense - related parties	(1,222)	(2,142)
Gain (loss) on disposition of assets	(19,447)	—
Total Other Income (Expense)	689,145	582,075

Income / (Loss) Before Income Tax	548,868	456,463
Provision for income taxes – Note 2	—	—
Net Income (Loss)	$548,868	$456,463

Net Income (Loss) Per Common Share
Basic net income (loss) per common share	$0.00	$0.00
Diluted net income (loss) per common share	$0.00	$0.00
Basic weighted average number of common shares outstanding	121,313,125	113,813,135
Diluted weighted average number of common shares outstanding	362,154,062	284,215,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Three Months Ended December 31, 2025

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2025	120,025,082	$12,003	$1,965,619	(15,100)	$(18,126)	$(10,461,619)	$(8,502,124)

Warrants issued	—	—	240,000	—	—	—	240,000
Common stock issued to repay related party loan	1,250,000	125	24,875	—	—	—	25,000
Stock compensation	250,000	25	40,625	—	—	—	40,650
Net income	—	—	—	—	—	548,868	548,868
Balance - December 31, 2025	121,525,082	$12,153	$2,271,094	(15,100)	$(18,126)	$(9,912,751)	$(7,647,630)

For the Three Months Ended December 31, 2024

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2024	113,701,722	$11,371	$1,606,292	(15,100)	$(18,126)	$(5,559,139)	$(3,959,602)

Common stock sold for cash	250,000	25	4,975	—	—	—	5,000
Warrants sold for cash	—	—	50,000				50,000
Net income	—	—	—	—	—	456,463	456,463
Balance - December 31, 2024	113,951,722	$11,396	$1,661,267	(15,100)	$(18,126)	$(5,102,676)	$(3,448,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$548,868	$456,463
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(981,354)	(913,562)
Amortization of deferred financing costs	11,811	137,580
Amortization and depreciation	28,102	37,554
Amortization of debt discount	109,785	59,378
Stock compensation expense	40,625	—
Loss on sale of fixed assets	19,447	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(1,247)
Accounts receivable	25,848	(592)
Customer deposits	—	(1,232)
Deferred revenue	172	119
Accounts payable and accrued liabilities	19,885	167,711
Accrued liabilities- related party	—	2,142
Net Cash used in Operating Activities	(176,811)	(55,686)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of vehicles	99,680	—
Purchase of vehicles	—	(137,289)
Net Cash used in Investing Activities	99,680	(137,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advances	—	450
Proceeds from convertible notes payable	24,000	57,458
Proceeds from the sale of common stock for cash	—	5,000
Proceeds from sale of warrants	240,000	50,000
Proceeds from notes payable	—	180,117
Repayment of short term notes payable	(68,376)	—
Repayment of promissory notes payable	(68,680)	(64,280)
Net Cash provided by Financing Activities	126,944	228,745

Net change in cash and restricted cash	49,813	35,770
Cash and restricted cash, beginning of period	39,930	33,588
Cash and restricted cash, end of period	$89,743	$69,358

Supplemental cash flow information
Cash paid for interest	$98,414	$30,938
Cash paid for taxes	$—	$—

Non-cash transactions:
Common stock issued upon conversion of related party note	$25,000	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the period ended December 31, 2025, the Company had net income of $548,868 and cash used in operating activities of $176,811. As of December 31, 2025, the Company had an accumulated deficit of $9,912,751. The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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
December 31, 2025
Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2025, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2025, contained in the Company’s Form 10K, as filed on January 13, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of December 31, 2025 and September 30, 2025, the Company had cash of $89,743 and $39,930, respectively and did not have any cash equivalents.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025

Unaudited

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of December 31, 2025 and September 30, 2025 are adequate, but actual write-offs could exceed the recorded allowance. As of December 31, 2025 and September 30, 2025 the balances in the allowance for doubtful accounts was $0.

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

Leases

The Company’s operating lease portfolio for the period ended December 31, 2025 and September 30, 2025, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of December 31, 2025, the Company did not have leases that qualified as ROU assets.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at December 31, 2025 using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$3,473,411	$—	$—	$3,473,411

		Fair Value Measurements at September 30, 2025 using:
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$4,454,765	$—	$—	$4,454,765

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

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

During the periods ended December 31, 2025 and 2024, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of December 31, 2025 and 2024 refundable deposits were $0 and $0 and deferred revenue was $15,912 and $15,740, respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

Unaudited

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

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the three months ended December 31, 2025 and 2024 of $0 and $0, respectively.

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

Reconciliation of expected federal income tax to the income tax provision is as follows:

	2025
Expected Federal Tax	$110,000	21.0%
State income taxes (net of federal benefit)	—	0.0%
Permanent adjustments	—	0.0%
State tax rate change	—	0.0%
Other	—	0.0%
Change in valuation allowance	(110,000)	12.0%
Total income tax provision	$—	—

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

	December 31,	December 31,
	2025	2024
Convertible notes	134,915,937	132,302,137
Warrants	105,925,000	38,099,999
	240,840,937	170,402,136

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

Unaudited

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In the period from October 2025 through February 2026 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

As of December 31, 2025 and September 30, 2025, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $26,380.

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (December 31, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 years). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 8). During the three months ended December 31, 2025 the Company reclassified one of these promissory notes with a value of $7,500 from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As of December 31, 2025 and September 30, 2025, the amount due to related parties for Promissory notes payable was $21,250.

During the three months ended December 31, 2025 and 2024, the Company recorded related party interest expense of $1,222 and $2,142, respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

Unaudited

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	December 31,	September 30,
	2025	2025
Vehicle costs	$612,920	$786,662
Accumulated depreciation	(174,417)	(201,502)
Vehicles, net	$438,502	$585,120

Vehicles with a net book value of $236,006 are pledged as collateral on a line of credit with an investor.

Depreciation expense for the three months ended December 31, 2025 and 2024, was $27,203 and $36,182, respectively. During the three months ended December 31, 2025 and 2024, the Company purchased vehicles of $0 and $137,289, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	December 31,	September 30,
	2025	2025
Website development costs	$16,331	$16,331
Accumulated depreciation	(16,331)	(15,432)
Website, net	$—	$899

Amortization expense for the three months ended December 31, 2025 and 2024, was $899 and $1,372, respectively. During the three months ended December 31, 2025 and 2024, the Company incurred no website development costs.

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

December 31, 2025

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

During the three months ended December 31, 2025 and 2024 there were no issuances of the Series A Preferred shares.

As of December 31, 2025 and September 30, 2025, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

In October 2025, the Company issued 250,000 shares of common stock to a consultant as compensation. The fair market value of the common stock on the date of grant was $16,875.

In October 2025, the Company issued 1,250,000 shares of common stock to a related party in satisfaction of a $21,250 note payable and $3,750 of accrued interest on the note.

During the three months ended December 31, 2024, the Company issued 250,000 shares of common stock to a private investor for gross proceeds of $5,000.

As of December 31, 2025 and September 30, 2025, the Company had 121,525,082 and 120,025,082 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of December 31, 2025 and September 30, 2025 the Company had 15,100 shares of treasury stock valued at $18,126.

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

December 31, 2025

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

December 31, 2025

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

On November 1, 2024, the Investor Warrant agreement was amended to allow the purchase warrants to purchase up to 2,500,000 shares in a third tranche. During the three months ended December 31, 2025, the Company issued warrants to purchase up to 625,000 shares of common stock for gross proceeds of $50,000.

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

In October 2025, the Company issued warrants to purchase 13,750,000 shares of its common stock at an exercise price of $0.02 per share in exchange for $240,000. The warrants do not expire.

In December 2025, the Company issued warrants to two advisory panel members to purchase 2,500,000 shares of its common stock at an exercise price of $0.00001 per share. The warrants do not expire.

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

A summary of warrant activity during the three months ended December 31, 2025, is as follows:

	Warrants	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2025	93,900,000	$0.01	*
Issuance	16,250,000	0.00001	#
Exercised	—	$—
Expired	—	$—
Balance as of December 31, 2025	110,150,000	$0.01	*

*25,666,666 warrants issued during the year ended September 30, 2025 do not have an expiration date.

# 16,250,000 warrants issued during the three months ended December 31, 2025 do not have an expiration date.

The intrinsic value of the warrants as of December 31, 2025, is $200. All of the outstanding warrants are exercisable as of December 31, 2025.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

Unaudited

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the three months ended December 31, 2025 and 2024, the Company recorded interest expense of $1,070 and $1,093, respectively, on the SBA Loan and as of December 31, 2025 and September 30, 2025, the accrued interest on the SBA Loan was $5,989 and $5,989, respectively. As of December 31, 2025 and September 30, 2025 the outstanding principal of SBA Loan was $113,758 and $114,386, respectively.

The following represents the future aggregate maturities of the Company’s SBA Loan as of December 31, 2025, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2026 (remaining)	$2,570
2027	2,643
2028	2,744
2029	2,849
2030	2,957
Thereafter	99,995
Total	$113,758

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
December 31, 2025

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

As of December 31, 2025, the Company has drawn $637,009 on the Promissory Note and $47,500 in broker and legal fees. The Company recorded deferred offering costs of $199,999 related to the warrant issued in conjunction with the Promissory Note. The amount of interest accrued on the Promissory note was $93,594 during the three months ended December 31, 2025. The promissory notes payable balance was $442,259 and $513,074 as of December 31, 2025 and September 30, 2025, respectively. The unamortized discount on the note payable was $0 and $2,769 at December 31, 2025 and September 30, 2025, respectively.

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased. The net book value of the vehicles that serve as collateral on this obligation is $236,006. The gross value of the pledged vehicles is less than the gross borrowings on the Promissory Note.

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

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982 from a lender. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the May 2023 Lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of December 31, 2025, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025
Unaudited

On August 15, 2023 the Company executed a second note payable with the same lender with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. During the six months ended March 31, 2024, the Company amortized the full $6,206 of the debt discount and made repayments of $53,132, and rolled $6,856 of the notes principal still due into a third note (see below), therefore the loan was considered paid in full as of September 30, 2025.

On February 22, 2024, the Company executed a third note payable with the same lender with a face amount of $57,474. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $57,474 (including fixed fees of $5,974 or approximately 10% of the note amount). The Company received net proceeds of $44,644 after paying off the August 15, 2023 note and rolling $6,856 of its balance into the February 22, 2024 note and recording the $5,974 of fixed fees as a debt discount. During the year ended September 30, 2025, the Company amortized $5,974 of the debt discount and made repayments of $38,211. The remaining balance of $19,263 was rolled into a fourth note (see below), therefore the loan was considered paid in full as of September 30, 2025.

On July 3, 2024, the Company executed a fourth note payable with a lender with a face amount of $88,800. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $88,800 (including fixed fees of $8,800 or approximately 10% of the note amount). The Company received net proceeds of $60,737 after paying off the February 22, 2024 note and rolling $19,263 of its balance into the July 3, 2024 note and recording the $8,800 of fixed fees as a debt discount. As of September 30, 2025, the Company had amortized $2,939 of the debt discount and made repayments of $49,496, resulting in a debt discount balance of $5,861 and a loan balance of $39,304, for a net note balance of $38,159 at September 30, 2025. As of December 31, 2025, the note balance was rolled into the fifth note, therefore the loan was considered paid in full as of December 31, 2025.

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

On August 25, 2025, the Company executed a seventh note payable with a lender with a face amount of $188,300. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $188,300 (including fixed fees of $19,771 or approximately 10% of the note amount). The Company received net proceeds of $148,333 after paying off the March 2025 note and rolling $39,967 of its balance into the August 25, 2025 note and recording the $19,771 of fixed fees as a debt discount. As of December 31, 2025, the Company had amortized $8,656 of the debt discount and made repayments of $62,008, resulting in a debt discount balance of $11,115 and a loan balance of $94,756 at September 30, 2025.

The following represents the future aggregate maturities as of December 31, 2025 of the Company’s Promissory Notes Payable:

Fiscal year ending September 30,	Amount
2026	$94,756
2027	—
Total	$94,756

Note 7 – Convertible Notes Payable

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

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025
Unaudited

The maturity date of the AJB Note was extended to February 28, 2026. The AJB Note bears interest at 10% per annum for the original note’s period and 12% per annum for extension period which was started from August 24, 2022, and it is payable on the first of each month beginning April 1, 2022. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025
Unaudited

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

On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026.

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

On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025
Unaudited

On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026. The AJB Note bears interest at 12% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

The maturity date of the AJB Note is February 28, 2026. The AJB Note bears interest at 15% per year, and principal and accrued interest is due on the maturity date. The Company may prepay the AJB Note at any time without penalty.

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

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025
Unaudited

On May 8, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $80,000 and an original issue discount of $8,000. The note bears interest at 12%. Legal and due diligence fees totaling $10,000 were deducted from the gross proceeds of the note, resulting in net proceeds of $62,000 to the Company. The note is convertible into common stock of the Company in the event of a default.

On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026.

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

On June 16, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $45,000 and an original issue discount of $4,500. The note bears interest at 12%. Legal and due diligence fees totaling $7,000 were deducted from the gross proceeds of the note, resulting in net proceeds of $33,500 to the Company. The note is convertible into common stock of the Company in the event of a default.

On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026.

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

On July 18, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $60,000 and an original issue discount of $6,000. The note bears interest at 12%. Legal and due diligence fees totaling $8,000 were deducted from the gross proceeds of the note, resulting in net proceeds of $46,000 to the Company. The note is convertible into common stock of the Company in the event of a default. On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026.

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

On September 2, 2025, the Company executed a note agreement with AJB Capital with a principal balance of $65,000 and an original issue discount of $6,500. The note bears interest at 12%. Legal and due diligence fees totaling $8,500 were deducted from the gross proceeds of the note, resulting in net proceeds of $26,000 to the Company. The note is convertible into common stock of the Company in the event of a default. In December 2025, the Company received the balance of the net proceeds of $25,000 on the note. On January 22, 2026, the Company refinanced the note with a new note with a maturity date of July 22, 2026.

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

During the three months ended December 31, 2025, the Company recorded interest expense of $78,235 and recorded a loss on change in fair value of derivative liability of $914,332 related to the aforementioned notes. As of December 31, 2025, the derivative liability related to the notes was $3,212,910, the notes payable principal was $1,842,722, the discount balance was $27,945, and the Company owed accrued interest of $651,630.

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

Effective February 14, 2023 the Company went into default on the AJB Notes. However, on January 22, 2026, the Company and AJB entered into a new note to refinance the notes dated December 15, 2023, February 23, 2024, May 28, 2024, March 7, 2025, May 8, 2025, June 16, 2025 and July 18, 2025 under substantially the same terms as the original notes (the New Note). The due date of the New Note is July 22, 2026. Two of the aforementioned notes, dated February 24, 2022 and June 16, 2024, were not included in the New Note, however the lender waived all default provisions on these notes through February 28, 2026 and therefore no default interest or penalties were incurred during the three months ended December 31, 2025 and the AJB notes were not convertible as of December 31, 2025.

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

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
December 31, 2025
Unaudited

During the three months ended December 31, 2025 and 2024, the Company recorded interest expense of $22,685 and $21,425, respectively on these notes. As of December 31, 2025 and September 30, 2025, the accrued interest on the promissory notes was $253,056 and $230,371, respectively. As of December 31, 2024 and September 30, 2024 the outstanding principal of Promissory Notes Payable was $450,000 and $250,000, respectively. As of December 31, 2025, the Company had defaulted on these promissory notes payable.

The following represents the future aggregate maturities of the Company’s Secured Convertible Notes as of September 30, 2026 for each of the five (5) succeeding years and thereafter as follows:

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the three months ended December 31, 2025, and year ended September 30, 2025:

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

December 31, 2025

Unaudited

	Three months ended	Year Ended
	December 31,	September 30,
	2025	2025
Expected term	0.01 – 4.67 years *	0.68 - 5.00 years
Expected average volatility	364%	111% - 499%
Expected dividend yield	—
Risk-free interest rate	3.48% - 3.74%	3.61% - 4.93%

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three months ended December 31, 2025:

Derivative liability balance - September 30, 2025	$4,454,765
Addition of new derivatives recognized as debt discounts	—
Gain on change in fair value of the derivative	981,354
Derivative liability balance – December 31, 2025	$3,473,411

Note 9 – Subsequent Events

On January 22, 2026, the Company entered into a Securities Purchase Agreement with AJB Capital Investments, LLC in connection with the issuance of (i) a 15% convertible promissory note in the principal amount of $1,150,000 (the “January 2026 Note”); and, a pre-funded warrant to purchase up to 10,000,000 shares of the Company’s common stock. The January 2026 Note bears interest at 15%, includes an original issue discount of $230,000 and is due on July 22, 2026. The conversion price shall equal the lowest trading price (i) during the previous twenty (20) Trading Day period ending on the Conversion Date, or (ii) during the previous twenty (20) Trading Day period ending on date of issuance of the note.

The January 2026 Note refinances and consolidates the following previously issued notes to AJB Capital Investments, LLC, as of January 22, 2026:

Note	Issue Date	Principal Amount	Accrued Interest	Payoff Amount
DWAY2	12/15/23	$195,000	$66,062	$261,062
DWAY3	2/23/24	140,000	41,977	181,977
DWAY4	5/28/24	63,000	16,842	79,842
DWAY6	3/7/25	62,500	7,688	70,188
DWAY7	5/8/25	80,000	7,800	87,800
DWAY8	6/16/25	45,000	3,533	48,533
DWAY9	7/18/25	60,000	3,740	63,740
DWAY10	9/2/25	65,000	2,002	67,002
Total		$710,500	$149,643	$860,142

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

RESULTS OF OPERATIONS

For the three months ended December 31, 2025, compared to the three months ended December 31, 2024

Our operating results for the three months ended December 31, 2025 and 2024 are summarized as follows:

	Three months ended
	December 31,
	2025	2024	Change	%
Revenues	$282,242	$241,946	$40,296	17%
Cost of revenue	198,348	143,255	55,093	38%
Gross Profit	83,894	98,691	(14,797)	(15)%
Gross Profit Percentage	30%	41%

Operating expense	224,171	224,303	(132)	0%
Operating loss	(140,277)	(125,612)	(14,665)	12%

Other (income) / expense	689,145	582,075	107,070	18%
Net income (loss) before income taxes	548,868	$456,463	$92,405	20%
Income tax expense	—	—	—	—
Net income (loss)	$548,868	$456,463	$92,405	20%

Revenues for the three months ended December 31, 2025, increased $40,296 from $241,946 for the period ending December 31, 2024, to $282,242 for the period ending December 31, 2025. This was due to a $40,296 increase in rental revenue and insurance revenue as a result of more vehicles available to rent.

We anticipate that, in 2025 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended December 31, 2025, increased $55,093, from $143,255 for the period ending December 31, 2024, to $198,348 for the period ending December 31, 2025.

Operating expenses for the three months ended December 31, 2025, decreased $132 as compared to the three months ended December 31, 2024. The decrease was primarily attributable to decreases in salaries and payroll taxes of $10,996, general and administrative of $26,006, software development of $15,615, and, offset by increases in stock compensation expense of $40,625 and professional fees of $11,860.

Loss from operations was $140,277 for the three months ended December 31, 2025, as compared to $125,612 for the three months ended December 31, 2024. The increase of $14,665 was due to lower gross profit.

Other income for the three months ended December 31, 2025, was $689,145, as compared to net other expense of $582,075 for the three months ended December 31, 2024. The change of $92,405 is primarily attributable to the change in fair value of derivative liabilities of $67,792.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of December 31, 2025, and September 30, 2025.

Working Capital

	December 31,	September 30,
	2025	2025	Change	%
Cash	$89,743	$39,930	$49,813	125%

Current assets, net of restricted cash	$106,427	$82,462	$23,965	29%
Current liabilities	8,081,371	9,070,575	(989,204)	(11)%
Working capital (deficiency)	$(7,974,944)	$(8,988,113)	$1,013,169	(11)%

As of December 31, 2025, our working capital deficiency decreased $1,018,169 as compared to September 30, 2025. This was primarily attributable to a $1,007,204 decrease in current liabilities.

Cash Flow Data:

	Three months ended
	December 31,
	2025	2024	Change
Cash provided by (used in) operating activities	$(176,881)	$(55,686)	$(121,125)
Cash provided by (used in) investing activities	$99,680	$(137,289)	$236,969
Cash provided by (used in) financing activities	$126,44	$228,745	$(101,801)
Net Change in Cash and Restricted Cash	$49,813	$35,770	$14,043

Cash Flows from Operating Activities

During the three months ended December 31, 2025, we did not generate positive cash flows from operating activities. For the three months ended December 31, 2025, net cash flows used in operating activities was $176,881, consisting of a net income of $548,868, a gain on change in fair value of derivative liability of $981,354, loss on sale of fixed assets of $19,447, and increased by amortization debt discount of $109,782, stock compensation expense of $40,625, amortization of deferred financing costs of $11,811, depreciation and amortization of $28,102, and an increase in operating assets and liabilities of $45,905.

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

Cash Flows from Investing Activities

During the three months ended December 31, 2025, the Company generated $99,680 in cash from investing activities from the sale of vehicles from its rental fleet.

During the three months ended December 31, 2024, the Company used $137,289 cash from investing activities to purchase vehicles for its rental fleet.

Cash Flows from Financing Activities

During the three months ended December 31, 2025, the Company generated $126,944 from financing activities including proceeds from the sale of warrants of $240,000, proceeds from convertible notes payable of $24,000, which was partially offset by $137,056 for repayment of promissory notes.

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

Going Concern

As of December 31, 2025, the Company had a net income of $548,868, accumulated deficit of $9,912,751 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the ensuing twelve months.

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

During the periods ended December 31, 2025 and 2024, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of December 31, 2025 and September 30, 2025 refundable deposits were $0 and deferred revenue was $15,912 and $15,740, respectively.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of December 31, 2025 using:
	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$3,473,411	$—	$—	$3,473,411

		Fair Value Measurements as of September 30, 2025 using:
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$4,454,765	$—	$—	$4,454,765

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of December 31, 2025, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of December 31, 2025, due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our condensed consolidated financial statements for the quarter ended December 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

DRIVEITAWAY HOLDINGS, INC.

Date: February 24, 2026	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2026	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA, Chief Financial Officer
(Principal Financial and Accounting Officer)