Form 10-Q
period 2026-03-31
Driveitaway Holdings, Inc.
filed 2026-05-22
CIK 1394638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Yes ☐ No ☒

As of May 22, 2026, there were 127,065,629 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DRIVEITAWAY HOLDINGS, INC.

INDEX TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

DriveItAway Holdings, Inc.

Condensed Consolidated Balance Sheets

	March 31	September 30,
	2026	2025
	(Unaudited)
Assets
Current assets
Cash	$83,006	$39,930
Accounts receivable, net	44,107	42,532
Total current assets	127,113	82,462

Deferred financing costs, net	—	11,811
Fixed assets, net	123,067	585,120
Intangible assets, net	—	899
Total Assets	$250,180	$680,292

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,627,915	$1,682,957
Accrued interest – related parties	20,994	21,252
Deferred revenue	26,261	15,740
Due to related parties	26,332	26,380
Short term notes payable	252,877	150,253
Current portion of SBA Loan	2,594	2,546
Promissory notes payable, current portion	110,889	510,305
Promissory notes payable, in default	20,000	20,000
Promissory notes payable - related parties, in default	21,250	42,500
Convertible notes payable, net, in default	450,000	450,000
Convertible notes payable, net of debt discount	1,851,590	1,693,877
Derivative liability	4,811,079	4,454,765
Total Current Liabilities	9,221,781	9,070,576

SBA Loan - noncurrent	110,531	111,840
Total Liabilities	9,332,312	9,182,416

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 121,525,082 shares issued and 121,525,082 outstanding at March 31, 2026 and 120,025,082 issued and 120,009,982 outstanding September 30, 2025, respectively	12,153	12,003
Additional paid in capital	2,356,719	1,965,619
Treasury stock, at cost - 15,100 shares at March 31, 2026 and September 30, 2025	(18,126)	(18,126)
Accumulated deficit	(11,432,878)	(10,461,619)
Total Stockholders’ Deficit	(9,082,132)	(8,502,124)
Total Liabilities and Stockholders’ Deficit	$250,180	$680,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues	$377,522	$210,665	$659,764	$452,611
Cost of Goods Sold	322,725	181,089	521,073	324,344
Gross Profit	54,797	29,576	138,691	128,267

Operating Expenses
Salaries and payroll taxes	82,253	44,125	167,008	139,875
Professional fees	51,813	97,429	83,930	117,686
General and administrative	21,808	115,886	82,483	202,567
Software development	8,000	10,800	14,000	32,415
Stock compensation	35,625	—	76,250	—
Total Operating Expenses	199,499	268,240	423,671	492,543

Operating Loss	(144,702)	(238,664)	(284,980)	(364,276)

Other Income (Expenses)
Gain (loss) on change in fair value of derivative liability	(887,668)	(1,580)	93,686	911,982
Amortization debt discount	(293,338)	(19,102)	(402,251)	(78,480)
Amortization of deferred financing costs	—	(33,888)	(11,811)	(171,468)
Loss on extinguishment of debt	(21,798)	—	(21,798)	—
Interest expense	(116,850)	(152,628)	(266,795)	(285,015)
Interest expense - related parties	(2,270)	(2,096)	(3,492)	(4,238)
Gain (loss) on disposition of assets	(53,403)	—	(73,820)	—
Total Other Income (Expense)	(1,375,327)	(209,294)	(686,281)	372,781

Net Income (Loss)	$(1,520,029)	$(447,958)	$(971,261)	$8,505

Net Income (Loss) Per Common Share
Basic and diluted net income (loss) per common share	$(0.01)	$(0.00)	$(0.01)	$0.00
Diluted net income (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$0.00
Basic and diluted weighted average number of common shares outstanding	121,525,082	113,951,722	121,417,939	113,881,667
Diluted weighted average number of common shares outstanding	372,258,876	284,283,803	372,258,876	284,283,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

 (Unaudited)

For the Three and Six Months Ended March 31, 2026

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2025	120,025,082	$12,003	$1,965,619	(15,100)	$(18,126)	$(10,461,619)	$(8,502,123)
Stock issued to convert related party debt	1,250,000	125	24,875	—	—	—	25,000
Stock compensation	250,000	25	40,600	—	—	—	40,625
Warrants issued	—	—	240,000	—	—	—	240,000
Net loss	—	—	—	—	—	548,868	548,868
Balance - December 31, 2025	121,525,082	$12,153	$2,271,094	(15,100)	$(18,126)	$(9,912,751)	$(7,647,630)
Sale of warrants for cash	—	—	50,000	—	—	—	50,000
Stock compensation	—	—	35,625	—	—	—	35,625
Net loss	—	—	—	—	—	(1,520,130)	(1,520,130)
Balance – March 31, 2026	121,525,082	$12,153	$2,356,719	(15,100)	$(18,126)	$(11,432,878)	$(9,082,132)

For the Three and Six Months Ended March 31, 2025

			Additional				Total
	Common Stock		Paid in	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - September 30, 2024	113,701,722	$11,371	$1,606,292	(15,100)	$(18,126)	$(5,559,139)	$(3,959,602)

Common stock sold for cash	250,000	25	4,975	—	—	—	5,000
Warrants sold for cash	—	—	50,000				50,000
Net income	—	—	—	—	—	456,463	456,463
Balance - December 31, 2024	113,951,722	$11,396	$1,661,267	(15,100)	$(18,126)	$(5,102,676)	$(3,448,139)
Net loss	—	—	—	—	—	(447,958)	(447,958)
Balance – March 31, 2025	113,951,722	$11,396	$1,661,267	(15,100)	$(18,126)	$(5,550,634)	$(3,896,097)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DriveItAway Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(971,259)	$8,505
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Gain) loss on change in fair value of derivative liability	(93,686)	(911,982)
Amortization of deferred financing costs	11,811	171,468
Amortization and depreciation	41,344	74,292
Amortization of debt discount	402,251	78,480
Loss on sale of fixed assets	73,820	—
Loss on extinguishment of debt	21,798	—
Stock compensation	76,250	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(1,247)
Due to related party
Accounts receivable	(1,575)	(11,544)
Customer deposits	—	(1,340)
Deferred revenue	10,521	4,357
Accounts payable and accrued liabilities	(51,262)	432,423
Accrued liabilities- related party	—	4,238
Net Cash used in Operating Activities	(479,987)	(161,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of fixed assets	347,500	—
Purchase of vehicles	—	(137,289)
Net Cash provided by (used in) Investing Activities	347,500	(137,289)

CASH FLOWS FROM FINANCING ACTIVITIES:
Related party advances	—	1,300
Proceeds from convertible notes payable	914,658	103,708
Proceeds from the sale of common stock for cash	—	5,000
Proceeds from sale of warrants	290,000	50,000
Proceeds from notes payable	230,213	268,812
Repayment of promissory notes payable	(548,808)	(112,087)
Repayment of convertible promissory notes	(710,500)	—
Net Cash provided by Financing Activities	175,563	316,733

Net change in cash and restricted cash	43,076	17,582
Cash and restricted cash, beginning of period	39,930	33,588
Cash and restricted cash, end of period	$83,006	$51,170

Supplemental cash flow information
Cash paid for interest	$54,017	$82,940
Cash paid for taxes	$—	$—

Non-cash Investing and Financing transactions:
Common stock issued upon conversion of related party note	$25,000	$—
	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

Going Concern

The Company’s financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States, applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the six months ended March 31, 2026, the Company had net loss of $(971,259 and cash used in operating activities of $(479,987). As of March 31, 2026, the Company had an accumulated deficit of $(11,432,878). The Company has not established sufficient revenue to cover its operating costs and will require additional capital to continue its operating plan. The ability of the Company to continue as a going concern depends on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about its ability to continue as a going concern.

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
March 31, 2026
Unaudited

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company prepares its financial statements in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”) and Generally Accepted Accounting Principles (“GAAP”) in the United States of America. The accompanying interim financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the Company’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results for the full year. While management of the Company believes that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended September 30, 2025, contained in the Company’s Form 10K, as filed on February 24, 2026.

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

Cash and Cash Equivalents

The Company considers all highly liquid securities with original maturities of three months or less when acquired, to be cash equivalents. As of March 31, 2026 and September 30, 2025, the Company had cash of $83,006 and $39,930, respectively and did not have any cash equivalents.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2026

Unaudited

Accounts Receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company records an allowance for doubtful accounts that is based on historical trends, customer knowledge, any known disputes, and considers the aging of the accounts receivable balances combined with management’s estimate of future potential recoverability. Accounts and receivables are written off against the allowance after all attempts to collect a receivable have failed. The Company believes its allowances for doubtful accounts as of March 31, 2026 and September 30, 2025 are adequate, but actual write-offs could exceed the recorded allowance. As of March 31, 2026 and September 30, 2025 the balances in the allowance for doubtful accounts was $423.

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

Leases

The Company’s operating lease portfolio for the period ended March 31, 2026 and September 30, 2025, includes the vehicle leases from third parties and the Company’s owned vehicles that are leased to the customers under operating leases. The contracts for these operating leases are short-term in nature with terms less than twelve (12) months. The Company has elected as an accounting policy not to apply the recognition requirements in ASC 2016-02, Leases (“ASC 842”) to short-term leases. The Company recognizes the lease payments for short-term leases on a straight-line basis over the lease term. As of March 31, 2026, the Company did not have leases that qualified as ROU assets.

DriveItAway Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2026

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements at March 31, 2026 using:
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$4,811,079	$—	$—	$4,811,079

		Fair Value Measurements at September 30, 2025 using:
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$4,454,765	$—	$—	$4,454,765

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

During the periods ended March 31, 2026 and 2025, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of March 31, 2026 and September 30, 2025 refundable deposits were $0 and $0 and deferred revenue was $26,261 and $15,740, respectively.

In addition to the costs associated with rental revenue and insurance revenue, within the Cost of Goods Sold account the Company also records credit card fees incurred from the cash collections and cash remittance process, as a significant portion of its performance obligation is to collect and remit payments through its credit card processors.

Stock-Based Compensation

The Company recognizes compensation expense for all restricted stock awards and stock options. The fair value of restricted stock awards is measured using the grant date fair value of our stock, as determined by the Board of Directors. The fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model, and the portion that is ultimately expected to vest is recognized as compensation cost over the requisite service period. We have elected to recognize compensation expense for all options with graded vesting on a straight-line basis over the vesting period of the entire option. The determination of fair value using the Black-Scholes pricing model is affected by our stock value as well as assumptions regarding a number of complex and subjective variables, including expected stock price volatility and the risk-free interest rate. Stock-based compensation expense for the six months ended March 31, 2026 and March 31, 2025 was $76,250 and $0, respectively.

Advertising and Marketing Costs

Advertising and marketing costs are expensed as incurred. The Company incurred advertising and marketing costs for the three months ended March 31, 2026 and 2025 of $0 and $0, respectively.

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

Reconciliation of expected federal income tax to the income tax provision is as follows:

	2026
Expected Federal Tax	$(330,000)	21.0%
State income taxes (net of federal benefit)	—	0.0%
Permanent adjustments	—	0.0%
State tax rate change	—	0.0%
Other	—	0.0%
Change in valuation allowance	330,000	21.0%
Total income tax provision	$—	—

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

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

	March 31,	March 31,
	2026	2025
Convertible notes	98,800,850	132,302,137
Warrants	109,749,999	38,099,999
	208,550,851	170,402,136

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In the period from October 2025 through May 2026 the FASB has not issued any additional accounting standards updates that have a significant impact on the Company. Management has evaluated other recently issued accounting pronouncements and does not believe that any of these pronouncements will have a significant impact on our condensed consolidated financial statements and related disclosures.

Note 3 – Related Party Transactions

Advances and Repayments

In the normal course of business, the Company’s management team or their affiliates will make payments on behalf of the Company or will provide short-term advances to the Company to cover operating expenses.

As of March 31, 2026 and September 30, 2025, the Company owed related parties for an unsecured, non-interest-bearing advance, payable on demand, in the amount of $26,332 and $26,380, respectively.

On March 1, 2023, the Company entered into three promissory note agreements with three related parties for a total of $50,000 with interest bearing at 15% per annum, maturity date of 120 days from issuance (December 31, 2023) and issuance of 100,000 warrants with exercise price of $0.05 that expire on March 1, 2028 (5 years). As a result of the Company’s equity environment being tainted the warrants qualified for derivative accounting and were assigned a value of $3,068 which was recorded as a derivative liability and debt discount (see Note 8). During the three months ended March 31, 2026 the Company reclassified one of these promissory notes with a value of $7,500 from Promissory notes payable – related party to Promissory notes payable due the note holder, a former director, no longer being considered a related party. As of March 31, 2026 and September 30, 2025, the amount due to related parties for Promissory notes payable was $21,500 and $42,500, respectively.

During the six months ended March 31, 2026 and 2025, the Company recorded related party interest expense of $(3,492) and $(4,238) respectively.

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

Note 4 – Fixed and Intangible Assets

The following table summarizes the components of our fixed assets as of the dates presented:

	March 31,	September 30,
	2026	2025
Vehicle costs	$250,147	$786,662
Accumulated depreciation	(127,080)	(201,502)
Vehicles, net	$123,067	$585,120

Vehicles with a net book value of $18,878 are pledged as collateral on a line of credit with an investor.

Depreciation expense for the six months ended March 31, 2026 and 2025, was $40,445 and $36,182 , respectively. During the six months ended March 31, 2026 and the year ended September 30, 2025, the Company purchased vehicles of $0 and $137,290, respectively.

The following table summarizes the components of our intangible assets as of the dates presented:

	March 31,	September 30,
	2026	2025
Website development costs	$16,331	$16,331
Accumulated depreciation	(16,331)	(15,432)
Website, net	$—	$899

Amortization expense for the six months ended March 31, 2026 and 2025, was $899 and $2,714, respectively. During the six months ended March 31, 2026 and 2025, the Company incurred no website development costs.

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

March 31, 2026

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

During the six months ended March 31, 2026 and 2025 there were no issuances of the Series A Preferred shares.

As of March 31, 2026 and September 30, 2025, the Company had no shares of Series A Preferred stock outstanding.

Common Stock

During the six months ended March 31, 2026, the Company issued 250,000 shares of common stock as stock-based compensation.

During the six months ended March 31, 2026, 1,250,000 shares were issued to convert a related party debt.

During the six months ended March 31, 2025,the Company issued 250,000 shares of common stock to a private investor for gross proceeds of $5,000.

As of March 31, 2026 and September 30, 2025, the Company had 121,525,082 and 120,025,082 common shares issued, respectively.

Treasury stock

The Company records treasury stock at cost. Treasury stock is comprised of shares of common stock purchased by the Company in the secondary market. As of March 31, 2026 and September 30, 2025 the Company had 15,100 shares of treasury stock valued at $18,126.

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

March 31, 2026

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

March 31, 2026

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

On November 1, 2024, the Investor Warrant agreement was amended to allow the purchase warrants to purchase up to 2,500,000 shares in a third tranche. During the three months ended March 31, 2026, the Company issued warrants to purchase up to 2,500,000 shares of common stock for gross proceeds of $50,000.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

A summary of warrant activity during the six months ended March 31, 2026, is as follows:

	Warrants	Weighted- Average	Weighted- Average
	Outstanding	Exercise Price	Life (years)
Balance as of September 30, 2025	93,900,000	$0.01	*
Issuance	28,750,000	0.00001	#
Exercised	—	$—
Expired	—	$—
Balance as of March 31, 2026	122,650,000	$0.01	*

*25,666,666 warrants issued during the year ended September 30, 2025 do not have an expiration date.

# 28,750,000 warrants issued during the six months ended March 31, 2026 do not have an expiration date.

The intrinsic value of the warrants as of March 31, 2026, is $200. All of the outstanding warrants are exercisable as of March 31, 2026.

Note 6 – Notes Payable

SBA Loan

On June 3, 2020, the Company entered into a SBA Loan for $78,500 at a rate of 3.75%. On August 12, 2021, the loan increased to $114,700 and the Company obtained $36,200 on October 8, 2021. The SBA Loan requires payments starting 30 months from the initial funding date and matures on June 7, 2050. During the six months ended March 31, 2026 and 2025, the Company recorded interest expense of $2,135 and $2,180, respectively, on the SBA Loan and as of March 31, 2026 and September 30, 2025, the accrued interest on the SBA Loan was $5,989 and $5,989, respectively. As of March 31, 2026 and September 30, 2025 the outstanding principal of SBA Loan was $113,125 and $114,386, respectively.

The following represents the future aggregate maturities of the Company’s SBA Loan as of March 31, 2026, for each of the five (5) succeeding years and thereafter as follows:

Fiscal year ending September 30,	Amount
2026 (remaining)	$2,594
2027	2,594
2028	2,594
2029	2,594
2030	2,594
Thereafter	100,155
Total	$113,125

Promissory Notes Payable, in Default

As of March 31, 2026 and September 30, 2025, the Company had defaulted on the following promissory notes payable with aggregate outstanding principal of $20,000 and $20,000 respectively, and owed unpaid interest of $11,769 and $9,775, respectively:

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

As of March 31, 2026, the Company has drawn $684,509 on the Promissory Note and $47,500 in broker and legal fees. The Company recorded deferred offering costs of $199,999 related to the warrant issued in conjunction with the Promissory Note. The Company amortized $11,811 of deferred offering costs during the six months ended March 31, 2026. The amount of interest accrued on the Promissory note was $98,808 during the six months ended March 31, 2026. The promissory notes payable balance was $684,509 and $574,478 as of March 31, 2026 and September 30, 2025, respectively. The unamortized discount on the note payable was $0 and $34,349 at March 31, 2026 and September 30, 2025, respectively.

Security Agreement

Pursuant to a Security Agreement dated May 1, 2024, all vehicles purchased shall be titled in the name of Borrower, and Borrower consents to a lien in favor of Lender on the title to each vehicle purchased. Lender shall only be required to release the lien on each vehicle once Lender has received payment in full of all principal, interest, and any other sums due on the Draw through which the vehicle was purchased. The net book value of the vehicles that serve as collateral on this obligation is $18,878. The gross value of the pledged vehicles is less than the gross borrowings on the Promissory Note.

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

Promissory Notes Payable

On May 1, 2023 the Company executed a note payable with a face amount of $35,982 from a lender. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the May 2023 Lender’s payment processing services until the Company has repaid the $35,982 (including fixed fees of $3,682 or approximately 10% of the note amount). The Company received net proceeds of $32,300 and the $3,685 of fixed fees were recorded as debt discount. As of March 31, 2026, the Company had amortized the full $3,682 of debt discount, had made repayments of $27,752, and rolled $8,230 of the notes principal still due into a second note (see below), therefore the loan was considered paid in full.

On August 15, 2023 the Company executed a second note payable with the same lender with a face amount of $64,206. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $64,206 (including fixed fees of $6,206 or approximately 10% of the note amount). The Company received net proceeds of $49,770 after paying off the May 1, 2023 note and rolling $8,230 of its balance into the August 15, 2023 note and recording the $6,206 of fixed fees as a debt discount. During the six months ended March 31, 2025, the Company amortized the full $6,206 of the debt discount and made repayments of $53,132, and rolled $6,856 of the notes principal still due into a third note (see below), therefore the loan was considered paid in full as of September 30, 2025.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

On July 3, 2024, the Company executed a fourth note payable with a lender with a face amount of $88,800. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $88,800 (including fixed fees of $8,800 or approximately 10% of the note amount). The Company received net proceeds of $60,737 after paying off the February 22, 2024 note and rolling $19,263 of its balance into the July 3, 2024 note and recording the $8,800 of fixed fees as a debt discount. As of March 31, 2026, the Company had amortized $8,800 of the debt discount and made repayments of $49,496, resulting in a debt discount balance of $5,861 and a loan balance of $39,304, for a net note balance of $38,159 at September 30, 2025. As of March 31, 2026, the note balance was rolled into the fifth note, therefore the loan was considered paid in full as of March 31, 2026.

On November 19, 2024, the Company executed a fifth note payable with a lender with a face amount of $85,314. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $85,314 (including fixed fees of $7,614 or approximately 10% of the note amount). The Company received net proceeds of $57,816 after paying off the July 2024 note and rolling $19,764 of its balance into the November 19, 2024 note and recording the $7,614 of fixed fees as a debt discount. As of March 31, 2026, the Company had amortized $7,614 of the debt discount and made repayments of 85,314, resulting in a debt discount balance of $0 and a loan balance of $0 at March 31, 2026.

On March 17, 2025, the Company executed a sixth note payable with a lender with a face amount of $113,600. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $113,600 (including fixed fees of $11,132 or approximately 10% of the note amount). The Company received net proceeds of $88,695 after paying off the November 2024 note and rolling $24,905 of its balance into the March 17, 2025 note and recording the $11,132 of fixed fees as a debt discount. As of March 31, 2026, the Company had amortized $388 of the debt discount and made repayments of $3,962, resulting in a debt discount balance of $10,744 and a loan balance of $109,639 at March 31, 2026.

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

On March 27, 2026, the Company executed a eighth note payable with a lender with a face amount of $257,618. Under the terms of the agreement, the lender will withhold 20% of the Company’s daily funds arising from sales through the lender’s payment processing services until the Company has repaid the $257,618 (including fixed fees of $22,565 or approximately 10% of the note amount). The Company received net proceeds of $206,716 after paying off the August 25, 2025 note and rolling $28,334 of its balance into the March 27, 2026 note and recording the $22,565 of fixed fees as a debt discount. As of March 31, 2026, the Company had amortized $99 of the debt discount and made repayments of $0, resulting in a debt discount balance of $22,466 and a loan balance of $257,618 at March 31, 2026.

The following represents the future aggregate maturities as of March 31, 2026 of the Company’s Promissory Notes Payable:

Period ending March 31,	Amount
2026	$257,618
Total	$257,618

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

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

March 31, 2026

Unaudited

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

March 31, 2026

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

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of a warrant to purchase 5,000,000 unregistered shares of the Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after June 14, 2024 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $337,500 which was recorded as a derivative liability. As the assigned value of the warrants plus a $25,000 original issue discount and $12,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense. The Company has drawn 100% of the available credit on the note as of March 31, 2026.

On January 2, 2026, the Company refinanced the notes dated December 15, 2023, February 23, 2024, May 28, 2024, March 7, 2025, May 8, 2025, June 16, 2025, July 18, 2025, and September 9, 2025 with a new note with a principal balance of $1,150,000 bearing interest at 15% and due on July 22, 2026. The Company may prepay the AJB Note at any time without penalty. The refinancing is accounted for as a debt extinguishment, upon which the Company recorded a loss on debt extinguishment of $21,798.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

Also pursuant to the SPA, the Company paid to AJB a commitment fee in the form of a warrant to purchase 10,000,000 unregistered shares of the Company’s common stock for nominal exercise price of $0.00001 per share. The warrant is exercisable at any time on or after January 22, 2026 and until the warrant is exercised in full. The warrants also include various covenants of the Company for the benefit of the warrant holder and includes a beneficial ownership limitation on the holder that, in certain circumstances, may serve to restrict the holder’s right to exercise the warrants. As a result of the Company’s equity environment being tainted, the warrants qualified for derivative accounting and were assigned a value of $450,000 which was recorded as a derivative liability. As the assigned value of the warrants plus a $230,000 original issue discount and $7,500 of loan fees exceeded the face value of the note, the face value of the note was initially recorded as deferred financing costs and will be recorded as a discount to the note pro rata to draws made on the Promissory Note. Discounts will be amortized over the repayment term of the draw. The difference between the fair value of the warrants and the face value of the note was recorded as interest expense. The Company has drawn 100% of the available credit on the note as of March 31, 2026.

During the six months ended March 31, 2026, the Company recorded interest expense of $176,406, amortization of debt discount of $393,680, amortization of deferred financing costs of $0, and a gain on change in fair value of derivative liability of $92,499 for the guarantee and warrants. As of March 31, 2026 and September 30, 2025, the derivative liability was $4,484,743 and $4,127,242 for the guarantee and warrants, the debt discount recorded on the notes was $430,632 and $136,812, the note payable principal was $2,282,222 and $1,818,722, and the Company owed accrued interest of $597,157 and $573,395.

During the six months ended March 31, 2025, the Company recorded interest expense of $141,121, amortization of debt discount of $46,674, amortization of deferred financing costs of $104,092, and a gain on change in fair value of derivative liability of $699,850 for the guarantee and warrants.

Effective February 14, 2023, the Company went into default on the AJB Note, however the lender waived all default provisions through May 31, 2025 therefore no default interest or penalties were incurred during the six months ended March 31, 2026 and the AJB note was not convertible as of March 31, 2026.

The following represents the future aggregate maturities of the Company’s Convertible Notes Payable as of March 31, 2026 for each of the five (5) succeeding years and thereafter as follows:

Period ending March 31,	Amount
2026 (remaining)	$2,282,222
Total	$2,282,222

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

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

During the six months ended March 31, 2026, the Company recorded interest expense of $44,878, paid interest of $0 and amortization of debt discount of $0.

As of March 31, 2026 and September 30, 2025, the accrued interest on the Convertible Promissory Notes Payable, in Default was $275,249 and $230,371, respectively. As of March 31, 2026 and September 30, 2025 the outstanding principal of Convertible Promissory Notes Payable, in Default was $450,000 and $450,000, respectively. As of March 31, 2026, the Company had defaulted on these promissory notes payable.

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

DriveItAway Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements

March 31, 2026

Unaudited

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair values at inception and as of March 31, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used in the Black-Scholes model during the six months ended March 31, 2026, and year ended September 30, 2025:

	Six months ended	Year Ended
	March 31,	September 30,
	2026	2025
Expected term	0.01 - 4.82 years *	0.68 - 5.00 years
Expected average volatility	350% - 405%	111% - 499%
Expected dividend yield	—
Risk-free interest rate	3.68% - 3.92%	3.93% - 4.93%

*	10,000,000 warrants issued during the six months ended March 31, 2026 do not have an expiration date.

The following table provides a summary of changes in fair value of the Company’s Level 3 financial liabilities during the three months ended March 31, 2026:

Derivative liability balance - September 30, 2025	$4,454,765
Addition of new derivatives recognized as debt discounts	450,000
Loss on change in fair value of the derivative	(93,686)
Derivative liability balance – March 31, 2026	$4,811,079

Note 9 – Subsequent Events

On April 14, 2026, the Company entered into a settlement agreement with a vendor whereby the vendor agreed to convert $160,000 of open invoices into 4,000,000 shares of the Company’s common stock and a pre-funded warrant to purchase 4,000,000 shares of the Company’s common stock.

On April 15, 2026, the Company agreed to convert a promissory note with a principal balance of $12,500 and accrued interest of $6,511, for a total of $19,011 into 970,547 shares of the Company’s common stock.

On April 15, 2026, the Company agreed to convert a promissory note with a principal balance of $7,500 and accrued interest of $3,900, for a total of $11,400 into 570,000 shares of the Company’s common stock.

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

RESULTS OF OPERATIONS

For the three months ended March 31, 2026, compared to the three months ended March 31, 2025

Our operating results for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three months ended
	March 31,
	2026	2025	Change	%
Revenues	$377,522	$210,665	166,857	79%
Cost of revenue	322,725	181,089	141,636	78%
Gross Profit	54,797	29,576	25,221	86%
Gross Profit Percentage	15%	14%

Operating expense	196,850	268,240	(71,390)	(27)%
Operating loss	(142,053)	(238,664)	96,611	(40)%

Other (income) / expense	(1,375,327)	(209,294)	(1,166,033)	557)%
Net income (loss) before income taxes	(1,517,380)	$(447,958)	$(1,069,422)	(239)%
Income tax expense	—	—	—	—
Net income (loss)	$(1,517,380)	$(447,958)	$(1,069,422)	(239)%

Revenues for the three months ended March 31, 2026, increased $166,857 from $210,665 for the period ending March 31, 2025, to $377,522 for the period ending March 31, 2026. This was due to a $166,857 increase in rental revenue and insurance revenue as a result of more vehicles available to rent.

We anticipate that, in 2026 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the three months ended March 31, 2026, increased $141,636, from $181,089 for the period ending March 31, 2025, to $322,725 for the period ending March 31, 2026.

Operating expenses for the three months ended March 31, 2026, decreased $71,390 as compared to the three months ended March 31, 2025. The decrease was primarily attributable to decreases in general and administrative of $96,728, professional fees of $45,616, and offset by increases in salaries and payroll taxes of $38,128, and stock compensation of $35,625.

Loss from operations was $142,053 for the three months ended March 31, 2026, as compared to $(238,664) for the three months ended March 31, 2025. The decrease of $96,611 was due to lower operating expenses.

Other expense for the three months ended March 31, 2026, was $(1,375,327), as compared to net other expense of $(209,294)1 for the three months ended March 31, 2025. The change of $(1,166,033) is primarily attributable to the reduced amortization of debt discount as the maturity dates of notes payable is reached.

For the six months ended March 31, 2026, compared to the six months ended March 31, 2025

Our operating results for the six months ended March 31, 2026 and 2025 are summarized as follows:

	Six months ended
	March 31,
	2026	2025	Change	%
Revenues	$659,764	$452,611	207,153	46%
Cost of revenue	521,073	324,344	196,729	61%
Gross Profit	138,691	128,267	10,424	8%
Gross Profit Percentage	21%	28%

Operating expense	423,671	492,543	(68,874)	(14)%
Operating loss	(284,980)	(364,276)	79,296	(22)%

Other (income) / expense	(668,556)	372,781	(1,059,062)	(284)%
Net income (loss) before income taxes	(971,259)	$8,505	$(979,764)	(11,520)%
Income tax expense	—	—	—	—
Net income (loss)	$(971,259)	$8,505	$(979,764)	(11,520)%

Revenues for the six months ended March 31, 2026, increased $207,153 from $452,611 for the period ending March 31, 2025, to $659,764for the period ending March 31, 2026. This was due to a $207,153 increase in rental revenue and insurance revenue as a result of more vehicles available to rent.

We anticipate that, in 2026 automotive supply and demand will see a continuing return to more historically normal levels which should translate into greater vehicle availability for vehicles on our platform, leading to a further increase in revenues.

Cost of revenue for the six months ended March 31, 2026, increased $196,729, from $324,344 for the period ending March 31, 2025, to $521,073 for the period ending March 31, 2026.

Operating expenses for the six months ended March 31, 2026, decreased $68,874 as compared to the six months ended March 31, 2025. The increase was primarily attributable to decreases in general and administrative of $120,084, and software development of $18,415, offset by increases in stock compensation of $76,250 and salaries and payroll taxes of $27,131.

Loss from operations was $284,978 for the six months ended March 31, 2026, as compared to $364,276 for the six months ended March 31, 2025. The increase of $79,298 was due to higher operating expenses.

Other expense for the six months ended March 31, 2026, was $686,281, as compared to net other income of $372,781 for the six months ended March 31, 2025. The change of $1,059,062 is primarily attributable to the change in fair value of derivative liabilities of $818,296 and an increase in discount amortization of $323,771.

Liquidity and Capital Resources:

The following table provides selected financial data about our Company as of March 31, 2026, and September 30, 2025.

Working Capital

	March 31,	September 30,
	2026	2025	Change	%
Cash	$83,006	$39,930	$43,076	108%

Current assets, net of restricted cash	$127,113	$82,462	$44,651	110%
Current liabilities	9,221,781	9,070,575	151,206	2%
Working capital (deficiency)	$(9,011,662)	$(8,948,183)	$(63,479)	2%

As of March 31, 2026, our working capital deficiency decreased $63,479 as compared to September 30, 2025. This was primarily attributable to a $44,651 increase in current assets offset by the increase in current liabilities of $151,206.

Cash Flow Data:

	Six months ended
	March 31,
	2026	2025	Change
Cash provided by (used in) operating activities	$(479,987)	$(161,862)	$(318,125)
Cash provided by (used in) investing activities	$347,500	$(137,289)	$484,789
Cash provided by (used in) financing activities	$175,563	$316,733	$(141,170)
Net Change in Cash and Restricted Cash	$43,076	$17,582	$25,494

Cash Flows from Operating Activities

During the six months ended March 31, 2026, we did not generate positive cash flows from operating activities. For the six months ended March 31, 2026, net cash flows used in operating activities was $(479,987) consisting of a net loss of $971,259 a gain on change in fair value of derivative liability of $93,686, and increased by amortization debt discount of $402,251, amortization of deferred financing costs of $11,811, depreciation and amortization of $41,344, and a change in operating assets and liabilities of $42,316.

During the six months ended March 31, 2025, we did not generate positive cash flows from operating activities. For the six months ended March 31, 2025, net cash flows used in operating activities was $161,862, consisting of a net income of $8,505, reduced by a loss on change in fair value of derivative liability of $911,982, amortization debt discount of $78,480, depreciation and amortization of $74,292, amortization of deferred financing costs of $171,468, and a change in operating assets and liabilities of $417,375.

Cash Flows from Investing Activities

During the six months ended March 31, 2026, the Company received $347,500 cash from proceeds from sale of fixed assets from investing activities..

During the six months ended March 31, 2025, the Company used $137,289 cash from investing activities to purchase vehicles for its rental fleet.

Cash Flows from Financing Activities

During the six months ended March 31, 2026, the Company generated $175,563 from financing activities including proceeds of $290,000 from the sale of warrants, and $914,658 from the issuance of convertible promissory notes, which was offset by $548,808 for repayment of promissory notes, proceeds from Notes Payable of $230,213 and $710,500 for repayment of convertible notes payable.

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

Going Concern

As of March 31, 2026, the Company had a net loss of $971,259, accumulated deficit of $11,432,878 and did not have sufficient cash on hand to cover expenses for the next twelve (12) months. The Company intends to convert its convertible debt into common stock and to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the ensuing twelve months.

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

During the periods ended March 31, 2026 and 2025, the Company derived its revenue from signed contracts for vehicle rentals between the Company, other leasing companies, or car dealerships and individual car rental customers (“customers”).

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

Initial non-refundable fees are recognized when payment is received as the Company has no obligation to provide additional services at that point. Miscellaneous charges for extra mileage, late fees, or toll charges calculated and charged to the customer credit card at the end of the usage cycle are recognized when the credit card charge goes through. Refundable deposits are recorded on the balance sheet until deposits are returned to customers or applied to their account for fees incurred. Deferred revenue includes rental and insurance amounts that are paid for contracts that overlap a reporting date and relate to usages after that date. As of March 31, 2026 and September 30, 2025 refundable deposits were $0 and $0 and deferred revenue was $26,261 and $15,740, respectively.

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

All financial assets and liabilities are approximate to their fair value. Derivative liabilities are valued at Level 3.

		Fair Value Measurements as of March 31, 2026 using:
	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$4,811,079	$—	$—	$4,811,079

		Fair Value Measurements as of September 30, 2025 using:
	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities	$—	$—	$—	$—
Derivative Liabilities	$4,454,765	$—	$—	$4,454,765

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of March 31, 2026. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

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

As of March 31, 2026, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management concluded that our internal controls over financial reporting were not effective as of March 31, 2026, due to the following identified material weaknesses:

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

Management believes that despite our material weaknesses, our condensed consolidated financial statements for the quarter ended March 31, 2026 are fairly stated, in all material respects, in accordance with GAAP.

(c)	Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 14, 2026, the Company sold 4,000,000 shares of its $0.001 par value common stock and issued a warrant to purchase 4,000,000 of the Company’s $0.001 par value common stock in settlement of a debt of $160,000. The securities were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated thereunder. Each purchaser represented that it is an 'accredited investor' as defined in Rule 501(a) of Regulation D, and the securities were offered and sold without any form of general solicitation or general advertising.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended March 31, 2026, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

DRIVEITAWAY HOLDINGS, INC.

Date: May 22, 2026	By:	/s/ John Possumato
John Possumato, Chief Executive Officer
(Principal Executive Officer)

Date: May 22, 2026	By:	/s/ Steven M. Plumb
Steven M. Plumb, CPA, Chief Financial Officer
(Principal Financial and Accounting Officer)